Form 10QSB
period 1996-05-31
REPRO MED SYSTEMS INC
filed 1996-07-12
CIK 704440

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM l0-QSB

                               QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MAY 31, 1996

                        Commission File Number 0-12305

                            REPRO-MED SYSTEMS, INC
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           NEW YORK                                           13-3044880
- -------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           identification No.)

17 Industrial Place, Middletown, New York                           10940
- -----------------------------------------                         ----------
(Address of principle executive offices)                          (Zip Code)

                                (914) 343-8499
                                --------------
             (Registrant's telephone number, including area code)


- -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

At May 31, 1996 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
Item 1.  Financial Statements
Balance Sheets - May 31, 1996, May 31, 1995 and February 29, 1996.
Statements of Income - For the three month periods ended May 31, 1996 and May 31, 1995.
Statements of Cash Flow - May 31, 1996 and May 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                     Repro-Med Systems, Inc And Subsidiary
                          Consolidated Balance Sheets


                                                                     May 31,1996          May 31,1995       Feb 29,1996
                                                                     -----------          -----------       -----------
Assets
Current Assets
Cash and Cash Equivalents                                            $   972,804          $   873,254       $ 1,125,957
Accounts Receivable                                                      303,340              249,571            87,489
Inventory                                                                620,356              553,233           542,865
Prepaid Expenses & Other Receivables                                      89,881              140,945            65,890
Deferred Taxes - Current                                                 156,000              156,000           156,000
                                                                     -----------          -----------       -----------
Total Current Assets                                                   2,142,381            1,973,003         1,978,201
                                                                     -----------          -----------       -----------
Land, Property, Equipment And Other Assets
Land                                                                     409,500                    0                 0
Property and Equipment, Net                                              906,228              363,547           317,874
Deferred Taxes - Non-current                                              62,535              218,267           101,127
Other Assets, Net                                                         71,093               79,709            73,511
                                                                     -----------          -----------       -----------
Total Property, Equipment And Other Assets                             1,449,356              661,523           492,512
                                                                     -----------          -----------       -----------
Total Assets                                                         $ 3,591,737          $ 2,634,526       $ 2,470,713
============                                                         ===========          ===========       ===========

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                                                     $   157,039          $   132,035       $   114,202
Notes Payable - Current Portion Notes Payable                                  0               27,000                 0
Mortgage Payable - Current Portion                                        14,420                    0                 0
Other Current Liabilities                                                126,454              256,616            93,132
                                                                     -----------          -----------       -----------
Total Current Liabilities                                                297,913              415,651           207,334
                                                                     -----------          -----------       -----------
Mortgage Payable - Long Term Portion                                     885,580                    0                 0
                                                                     -----------          -----------       -----------
Total Liabilities                                                      1,183,493              415,651           207,334
                                                                     -----------          -----------       -----------
Minority Interest In Subsidiary                                          139,754              160,838           115,561
                                                                     -----------          -----------       -----------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par Value, 2,000,000
shares authorized, 10,000 issued and outstanding                             100                  100               100
Common Stock, $.01 Par Value, 50,000,000 shares
authorized, 22,142,000 issued and outstanding                            221,420              220,420           220,420
Warrants Outstanding                                                         140                  140               140
Additional Paid-In Capital                                             3,040,662            3,033,662         3,033,662
Accumulated (Deficit)                                                   (971,832)          (1,196,285)       (1,084,504)
Treasury Stock at Cost (275,000 shares)                                  (22,000)                  0            (22,000)
                                                                     -----------          -----------       -----------
Total Stockholder's Equity                                             2,268,490            2,058,037         2,147,818
                                                                     -----------          -----------       -----------
Total Liabilities And Stockholders' Equity                           $ 3,591,737          $ 2,634,526       $ 2,470,713
==========================================                           ===========          ===========       ===========

                     Repro-Med Systems, Inc And Subsidiary
                       Consolidated Statements Of Income
                            For The 3 Months Ended


                                                                     May 31, 1996         May 31, 1995
                                                                     ------------         ------------
Sales                                                                  $  718,702           $  741,474

Costs And Expenses:
Cost of Goods Sold                                                        318,697              348,942
Selling, General & Administrative Expenses                                243,337              175,826
Research and Development                                                   56,180               16,320
Depreciation and Amortization                                              18,648               17,861
                                                                       ----------           ----------
                                                                          636,862              558,949
                                                                       ----------           ----------
Net Income From Operations                                                 81,840              182,525

Non-Operating Income (Expense):
Licensing Income                                                           87,800                    0
Rental Income                                                               7,414                    0
Interest (Expense)                                                         (6,725)                   0
Interest & Other Income                                                    11,582               12,781
                                                                       ----------           ----------
                                                                          100,071               12,781
                                                                       ----------           ----------
Income Before Minority Interest Share of Operations                       181,911              195,306
Minority Interest In (Income) Loss of Subsidiary                          (24,193)               1,126
                                                                       ----------           ----------
Net Income Before Income Taxes                                            157,718              196,432
Provision (Benefit) For Income Taxes                                       45,046               83,797
                                                                       ----------           ----------
Net Income                                                             $  112,672           $  112,635
                                                                       ==========           ==========
Net Income Per Common Share                                            $     0.01           $     0.01
                                                                       ==========           ==========

                     Repro-Med Systems, Inc And Subsidiary
                           Statements Of Cash Flows
                            For The 3 Months Ended

                                                                     May 31, 1996             May 31, 1995
                                                                     ------------             ------------
Cash Flows From Operating Activities
Net Income                                                           $   112,672              $   112,635

Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
Income (Loss) Of Minority Interests                                       24,193                   (1,126)
Depreciation and Amortization                                             18,648                   17,861
Decrease (Increase) In Accounts Receivable                              (215,851)                   5,543
Decrease (Increase) In Inventory                                         (77,491)                   4,747
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                                        (23,991)                 (69,333)
Decrease (Increase) In Deferred Taxes                                     38,592                   75,417
Increase (Decrease) In Accounts Payable                                   42,837                  (77,409)
Increase (Decrease) In Other Current Liabilities                          33,322                  (20,686)
                                                                     -----------              -----------
Net Cash Provided By Operating Activities                                (47,069)                  47,649
                                                                     -----------              -----------
Cash Flows From Investing Activities
(Acquisition) of Land, Property and Equipment                         (1,013,919)                 (88,647)
(Acquisition) of Other Assets                                               (165)                    (425)
                                                                     -----------              -----------
Net Cash (Used) by Investing Activities                               (1,014,084)                 (89,072)
                                                                     -----------              -----------
Cash Flows From (Used By) Financing Activities
Proceeds From Mortgage                                                   900,000                        0
Proceeds From Issuance of Common Stock                                     8,000                        0
Repayment of Note                                                              0                   (9,000)
                                                                     -----------              -----------
Net Cash Provided (Used) by Financing Activities                         908,000                   (9,000)
                                                                     -----------              -----------

Increase (Decrease) In Cash and Cash Equivalents                        (153,153)                 (50,423)
Cash and Cash Equivalents - Beginning of Year                          1,125,957                  923,677
                                                                     -----------              -----------
Cash and Cash Equivalents - March 31                                 $   972,804              $   873,254
====================================                                 ===========              ===========

Supplementary Data - Interest Paid                                   $     6,725              $         0

                     Repro-Med Systems, Inc And Subsidiary
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Reference is made to Notes to Financial Statements
                  included in the Company's Annual Report),


(1) Management's Statement
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

PART I, Item 2
                     Repro-Med Systems, Inc And Subsidiary
  Management's Discussion and Analysis of Financial Condition and Results of
       Operations for use with 10-QSB for the Quarter Ended May 31, 1996

Capital Resources and Liquidity
Cash and equivalents on a consolidated basis were $972,804 at May 31, 1996, as compared to $873,254 at May 31, 1995, an increase of $99,550. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc, of $91,138 at May 31, 1996, and $22,198 at May 31, 1995.

Net working capital on a consolidated basis at May 31, 1996 was $1,844,468, as compared to $1,557,352 at May 31, 1995. Net working capital included Gamogen, Inc net working capital of $161,580 at May 31, 1996, and $198,250 at May 31, 1995.

The Company's liquidity improved as reflected in the 3 month increase in its net working capital of $73,601 versus the balance at February 28, 1996 of $1,770,867. The 3 month increase in net working capital reflected in increased accounts receivable and inventory and reductions in other current liabilities results primarily from the Company's net income of $112,672 and the utilization of $38,592 in tax benefits it derives from accrued net operating loss credits (NOLs) on federal and state income taxes. Versus the balance at May 31, 1995 the Company's net working capital increased $287,116.

On May 18, 1994, Repro-Med received approval notification from the FDA on the Syringe I.V. Infusion System which allows the Company to commence production and marketing of the Syringe I.V. Infusion System. The Company is presently proceeding with product engineering, the purchase of production tooling and parts inventory, and supply agreements for the disposable I.V. administration set components and anticipates initiating production of the Syringe I.V. Infusion System in the fiscal year ending February 1997. The Company is exploring various options for marketing of the Syringe I.V. Infusion System but has not yet finalized its plans.

As previously reported, on April 12, 1994 the Board of Directors of the Company's 58.3% owned subsidiary, Gamogen, Inc ("Gamogen"), approved and on April 14, 1994 Gamogen signed with Zonagen, Inc. ("Zonagen"), a small US based biotechnology company, an agreement under which Zonagen acquired all rights of Gamogen to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, valued based on the closing price on the day due, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal the following percentages of net sales of the Oral Treatment for Male Impotence:

                 Aggregate Net Sales:                       % Royalty
                 First   $100,000,000                         6%
                 Second  $100,000,000                         5%
                 Third   $100,000,000                         4%
                 Excess Over $300,000,000                     3%

Under certain terms of the Impotence Agreement the above royalty percentages may be reduced by two percentage points for sales in countries where patent protection is unavailable or deemed ineffective. There can be no guarantee concerning the Oral Treatment that FDA approvals will be secured and if secured that Zonagen will be successful in marketing of the product.

In the year ended February 1995 Gamogen recorded Licensing Income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen consisting of $50,000 on April 12 and $50,000 on July 20, 1994, less related expenses of $52,893. As disclosed in Gamogen's Form 10KSB Annual Report dated February 29, 1996, on May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. The number of shares was computed by dividing $200,000 by the NASDAQ closing price on April 12, 1996 of $10.25 per share. Gamogen recorded the receipt of these shares in the fiscal quarter ended May 31, 1996. In accordance with the terms of the Impotence Agreement, the 19,512 shares are restricted and bear the appropriate legend. Considering the generally limited market for restricted shares, the Rule 144 holding period of a minimum of two years, and the historical variance in the market prices for Zonagen stock, Gamogen initially valued these shares at 50% of the stock price on April 12, 1996 or $100,000. Gamogen valued these shares understanding that the future valuation of these shares may be changed to reflect the length of the holding period, changes in the current market price of Zonagen common stock, or other factors which in the opinion of management may affect the value of these securities. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the group of private investors for $87,800. As a result of these transactions Gamogen recorded Licensing Income from the Impotence Agreement of $87,800 in the quarter ended May 31, 1996 and the receipt of $87,800 in cash and cash equivalents as of May 31, 1996.

On June 24, 1996 Zonagen issued a press release concerning its work on FDA and patent approvals on its Vasomax product (the Oral Treatment) stating the following:

        "The Woodlands, Texas, June 24, 1996 - Zonagen, Inc. (NASDAQ: ZONA; Pacific ZNG) announced today that it has received notification from the United States Patent and Trademark Office that the patent covering the use of VASOMAX(TM) as a treatment for erectile dysfunction (impotency) has been allowed. The second, more recent application, is still pending.

        Zonagen also announced that it has submitted the IND for VASOMAX(TM) to the FDA as the first step in its US Phase III development program. VASOMAX(TM) is currently in a pivotal Phase III trial in Mexico scheduled to be completed in 1996. The Company has selected Pharmaco-LSR and Affiliated Research Centers (ARC) for its US clinical development team and clinical sites. Dr. Irwin Goldstein of Boston University Medical Center, a renowned researcher in the field of impotency therapy, has been appointed as Scientific Advisor for the VASOMAX(TM) program and Dr. David Ferguson, Senior Vice President, Affiliated Research Centers, will act as special consultant during the Phase III trials.

        `The approval of our US VASOMAX(TM) patent, the VASOMAX(TM) IND submission and the selection of our Phase III development team are crucial events in our commercialization strategy," declared Joseph S. Podolski, President and CEO, Zonagen, Inc. "Zonagen and its clinical partners have developed a very aggressive timeline for our US clinical trials. We believe that we will be able to submit our VASOMAX(TM) NDA to the FDA in June of 1997.'

        Zonagen's strategy is to provide a complete line of products and services for the management of reproductive health."

Based on the above press release by Zonagen, Gamogen does not anticipate any royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product.

Beyond the above items, the Company's ability to increase its revenue and develop other new products is primarily based on capital it derives from current operations.

During the quarter ended November 30, 1995 the Company paid in full its bank term loan which at May 31, 1995 had a balance of $27,000.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. As of May 31, 1996 a total of $6,725 in interest expense due on the mortgage was recorded. The interest recorded on the mortgage was for the 32-day period from April 30, 1996 to May 31, 1996. No mortgage principal payments were made as of May 31, 1996. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of May 31, 1996 a total of $7,414 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations.

The Osbon Medical Systems division of Urohealth Systems, Inc. OEM product purchases represented 70% of the Company's total sales for the fiscal year ending February 1996. A significant reduction in Company sales to Osbon could materially affect the Company's liquidity, cash flow, and profitability. As a result of increases in manufacturing costs and lower volume the Company implemented an increase in selling prices of certain of its OEM products in March 1996.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products, sold under the trade name "Esteem" ("Esteem products"), were introduced by Osbon in direct competition to the Company's OEM products in June 1996. As a result Osbon has discontinued purchases of certain Repro-Med OEM products and its purchases of certain other OEM products are expected to be substantially reduced. Based on orders to date and discussions with Osbon concerning anticipated purchases and marketing of the Esteem products, management estimates sales to Osbon in the fiscal year ended February 1997 may be approximately 40% to 45% lower as compared to fiscal 1996. These estimates however are based on the assumption that Osbon can successfully manufacture and generate significant market acceptance for the Esteem products.

During the period March 1995 to March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April 1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work on the Esteem products and for use of its proprietary design and manufacturing information. The Company has also advised Osbon that Repro-Med is available to initiate the manufacture the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To date no resolution has been agreed to. Osbon remains a significant and important customer of Repro-Med.

Repro-Med sales of OEM products to Osbon in the quarter ended May 31, 1996 were $489,899, or 68% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the quarter ended May 31, 1995 were $492,531, or 66% of sales

Results of Operations
In the quarter ended May 31, 1996 income from operations was $81,840 as compared to $182,525 in the same quarter of the prior fiscal year, a decrease of $100,685. The decrease in operating income resulted primarily from increases in selling, general, and administrative expenses and increases in expenditures for research and development offset in part by improved margins on cost of goods sold. Sales in the current quarter were $718,702 a decrease of $22,772 or 3% versus sales of $741,474 in the same quarter of the prior fiscal year. Cost of goods sold decreased $30,245 or 9% as a result of decreased product sales volume. Margins on sales after cost of goods sold improved versus the same quarter of the prior fiscal year due to increased prices on its OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $243,337. Selling, general, and administrative expenses increased $67,511 versus the same quarter of the prior year due primarily to general wage increases, additional expenditures for promotion and export marketing, and increased property taxes paid on the Chester facility. Research and development costs totaled $56,180 in the current quarter as compared to $16,320 in the same quarter of the prior fiscal year. The increase in research and development costs resulted primarily from expenses for design changes to the Syringe I.V. Infusion System pump mechanism initiated in November 1995, general wage increases, and professional placement and relocation expenses for a staff engineer hired in the current quarter. Depreciation and amortization were $18,648 in the current quarter, as compared to $17,861 in the same quarter of the prior fiscal year. The increase in depreciation and amortization is due primarily to one month's depreciation expense on the Chester facility in the amount of $1,260.

In the quarter ended May 31, 1996, the Company earned income before taxes of $157,718 as compared to $196,432 in the quarter ended May 31, 1995, a decline of $38,718. Income before taxes decreased versus the same quarter of the prior fiscal year due to the $100,685 decrease in operating income and a $24,193 reduction in income to recognize the minority shareholder portion of Gamogen income. The decrease in income before taxes was limited by an increase in non-operating income in the current period of $87,290. Both the reduction in income to recognize the minority shareholder portion of Gamogen income and the increase in non-operating income result primarily from Gamogen Licensing Income from the Impotence Agreement of $87,800 (see Capital Resources and Liquidity section above). Non-operating income also increased due to rental income on the Chester facility, however, the majority of this increase was offset by interest expense related to the mortgage.

The Company earned net income of $112,672 in the quarter ended May 31, 1996, essentially the same as the net income of $112,635 in the prior year quarter ended May 31, 1995. The decline in income before taxes, versus the same quarter of the prior year, was offset by lower income tax expense in the current quarter. Income tax expense decreased due to the decrease in income before taxes and the effect of Gamogen NOL tax benefits offsetting federal income tax expense on its Licensing Income. Net income in the current quarter included net income after minority interests of Gamogen of $33,823. Net income in the previous year quarter ended May 31 was reduced by a net loss after minority interests by Gamogen of $1,575.

Net income per common share $0.01 in the current quarter and $0.01 in the quarter ended May 31 of the prior fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC




 \s\ Andrew I. Sealfon
- --------------------------------------------          July  3, 1996
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


 \s\ Jesse A. Garringer
- --------------------------------------------          July  3, 1996
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer