Form 10QSB
period 1996-08-31
REPRO MED SYSTEMS INC
filed 1996-10-08
CIK 704440

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM l0-QSB

                                QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1996

                         Commission File Number 0-12305

                               REPRO-MED SYSTEMS, INC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                       13-3044880
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            identification No.)

17 Industrial Place, Middletown, New York                        10940
------------------------------------------                    ----------
(Address of principle executive offices)                      (Zip Code)

                                 (914) 343-8499
                                 --------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

At August 31, 1996 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
------

Item 1.  Financial Statements
-------  --------------------

Balance Sheets - August 31, 1996, August 31, 1995 and February 29, 1996. Statements of Income - For the three and six month periods ended August 31, 1996 and August 31, 1995. Statements of Cash Flow - August 31, 1996 and August 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        --------------


PART II
-------

Item 1.  Legal Proceedings None
-------  ----------------------
None

Item 2.  Changes In Securities
-------  ---------------------
None

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
None

Item 5.  Other Information
-------  -----------------
Purchase of Treasury Stock

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
None

PART I, Item 1 - Financial Statements
-------------------------------------

                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                                                                       Aug 31,1996          Aug 31,1995      Feb 29,1996
                                                                       -----------          -----------      -----------

Assets
------
Current Assets
--------------
Cash and Cash Equivalents                                               $  927,021           $  854,002      $ 1,125,957
Accounts Receivable                                                        344,803              330,628           87,489
Inventory                                                                  582,770              579,787          542,865
Prepaid Expenses & Other Receivables                                        84,525              106,566           65,890
Deferred Taxes - Current                                                   156,000              156,000          156,000
                                                                      ------------         ------------      -----------
Total Current Assets                                                     2,095,119            2,026,983        1,978,201
--------------------                                                  ------------         ------------      -----------
Land, Property, Equipment And Other Assets
------------------------------------------
Land                                                                       409,500                    0                0
Property and Equipment, Net                                                904,018              463,157          317,874
Deferred Taxes - Non-current                                                18,286              136,081          101,127
Other Assets, Net                                                           68,596               77,431           73,511
                                                                      ------------         ------------      -----------
Total Property, Equipment And Other Assets                               1,400,400              676,669          492,512
------------------------------------------                            ------------         ------------      -----------
Total Assets                                                           $ 3,495,519          $ 2,703,652      $ 2,470,713
============                                                          ============         ============      ===========

Liabilities And Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                                                          $104,847            $ 204,830     $    114,202
Notes Payable - Current Portion Notes Payable                                    0               18,000                0
Mortgage Payable - Current Portion                                          14,420                    0                0
Other Current Liabilities                                                   77,608              160,593           93,132
                                                                      ------------         ------------      -----------
Total Current Liabilities                                                  196,875              383,423          207,334
-------------------------                                             ------------         ------------      -----------
Mortgage Payable - Long Term Portion                                       881,856                    0                0
------------------------------------                                  ------------         ------------      -----------
Total Liabilities                                                        1,078,731              383,423          207,334
-----------------                                                     ------------         ------------      -----------

Minority Interest In Subsidiary                                            122,012              150,626          115,561
-------------------------------                                       ------------         ------------      -----------

Stockholder's Equity
--------------------
Preferred Stock, 8% Cumulative $.01 Par Value, 2,000,000 shares
authorized, 10,000 issued and outstanding                                      100                  100              100
Common Stock, $.01 Par Value, 50,000,000 shares authorized, 22,142,000
22,042,000 and 22,042,000 issued and outstanding, respectively
                                                                           221,420              220,420          220,420
Warrants Outstanding                                                           140                  140              140
Additional Paid-In Capital                                               3,040,662            3,033,662        3,033,662
Accumulated (Deficit)                                                     (945,546)          (1,084,719)      (1,084,504)
Treasury Stock at Cost (275,000 shares)                                    (22,000)                   0          (22,000)
                                                                      ------------         ------------      -----------
Total Stockholder's Equity                                               2,294,776            2,169,603        2,147,818
--------------------------                                            ------------         ------------      -----------
Total Liabilities And Stockholders' Equity                             $ 3,495,519          $ 2,703,652      $ 2,470,713
==========================================                            ============         ============      ===========


                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                       Consolidated Statements Of Income
                       ---------------------------------

                                                             For Three Months Ended                   For Six Months Ended
                                                             ----------------------                   --------------------
                                                  Aug 31, 1996         Aug 31, 1995        Aug 31, 1996        Aug 31, 1995
                                                  ------------         ------------        ------------        ------------
Sales                                               $ 637,548           $ 870,648         $ 1,356,250         $ 1,612,122

Costs And Expenses:
-------------------
Cost of Goods Sold                                    266,970             409,756             585,667             758,698
Selling, General & Administrative Expenses
                                                      246,555             232,728             489,892             408,554
Research and Development                               58,520              21,318             114,700              37,638
Depreciation and Amortization                          21,168              19,341              39,816              37,202
                                                  ------------         ------------        ------------        ------------
                                                      593,213             683,143           1,230,075           1,242,092
                                                  ------------         ------------        ------------        ------------

Net Income From Operations                             44,335             187,505             126,175             370,030
--------------------------

Non-Operating Income (Expense):
-------------------------------
Licensing Income                                            0                   0              87,800                   0
Rental Income                                          21,525                   0              28,939                   0
Interest (Expense)                                   (16,839)                   0            (23,564)                   0
Interest & Other Income                                10,240              10,742              21,822              23,523
                                                  ------------         ------------        ------------        ------------
                                                       14,926              10,742             114,997              23,523
                                                  ------------         ------------        ------------        ------------
Income Before Minority Interest Share
-------------------------------------
of Operations                                          59,261             198,247             241,172             393,553
-------------

Minority Interest In (Income) Loss of Subsidiary
                                                       17,742              10,212             (6,451)              11,338
                                                  ------------         ------------        ------------        ------------
Net Income Before Income Taxes                         77,003             208,459             234,721             404,891
------------------------------

Provision (Benefit) For Income Taxes                   46,717              92,893              91,763             176,690
                                                   ------------         ------------        ------------        ------------
Net Income                                        $    30,286          $  115,566          $  142,958          $  228,201
----------                                         ------------         ------------        ------------        ------------

Net Income Per Common Share                       $      0.00          $     0.00          $     0.01          $     0.01
---------------------------                       ============         ============        ============        ============

                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                            Statements Of Cash Flows
                            ------------------------
                             For The 6 Months Ended
                             ----------------------


                                                    Aug  31, 1996    Aug  31, 1995
                                                    -------------    -------------

Cash Flows From Operating Activities
-----------------------------------
Net Income                                             $  142,958       $  228,201

Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
Income (Loss) Of Minority Interests                         6,451         (11,338)
Depreciation and Amortization                              39,816           37,202
Decrease (Increase) In Accounts Receivable               (257,314)         (75,514)
Decrease (Increase) In Inventory                          (39,905)         (21,807)
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                         (18,635)         (34,954)
Decrease (Increase) In Deferred Taxes                      82,841          157,603
Increase (Decrease) In Accounts Payable                    (9,355)          (4,614)
Increase (Decrease) In Other Current Liabilities          (15,524)        (116,709)
                                                     -------------    -------------
Net Cash Provided By Operating Activities                 (68,667)         158,070
-----------------------------------------            -------------    -------------

Cash Flows From Investing Activities
------------------------------------
(Acquisition) of Land, Property and Equipment          (1,030,295)        (205,155)
(Acquisition) of Other Assets                                (250)            (590)
                                                     -------------    -------------
Net Cash (Used) by Investing Activities                (1,030,545)        (205,745)
---------------------------------------              -------------    -------------

Cash Flows From (Used By) Financing Activities
----------------------------------------------
Proceeds From Mortgage                                    900,000                0
Proceeds From Issuance of Common Stock                      8,000                0
Preferred Stock Dividend                                   (4,000)          (4,000)
Repayment Of Mortgage                                      (3,724)               0
Repayment of Note                                               0          (18,000)
                                                     -------------    -------------
Net Cash Provided (Used) by Financing Activities          900,276          (22,000)
------------------------------------------------     -------------    -------------

Increase (Decrease) In Cash and Cash Equivalents         (198,936)         (69,675)
Cash and Cash Equivalents - Beginning of Year           1,125,957          923,677
                                                    -------------    -------------
Cash and Cash Equivalents - End of Period             $   927,021       $  854,002
=========================================           =============    =============

Supplementary Data - Interest Paid                    $   23,564        $        0
------------------

                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
      (Reference is made to Notes to Financial Statements included in the
                           Company's Annual Report),


(1) Management's Statement
    ----------------------

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

PART I, Item 2
--------------
                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                    Management's Discussion and Analysis of
               Financial Condition and Results of Operations for use with 10-QSB for the Quarter Ended August 31, 1996


Capital Resources and Liquidity
-------------------------------
Cash and equivalents on a consolidated basis were $927,021 at August 31, 1996, as compared to $854,002 at August 31, 1995, an increase of $73,019. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc, of $61,974 at August 31, 1996, and $10,847 at August 31, 1995.

Net working capital on a consolidated basis at August 31, 1996 was $1,898,244, as compared to $1,643,560 at August 31, 1995. Net working capital included Gamogen, Inc net working capital of $122,470 at August 31, 1996, and $177,337 at August 31, 1995.

The Company's liquidity improved as reflected in the 6 month increase in its net working capital of $127,377 versus the balance at February 29, 1996 of $1,770,867. The six month increase in net working capital, reflected in increased accounts receivable, results primarily from the Company's net income of $142,958 and the utilization of $82,841 in tax benefits it derives from accrued net operating loss credits (NOLs) on federal and state income taxes. Versus the balance at August 31, 1995 the Company's net working capital increased $254,684.

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

In the year ended February 1995 Gamogen recorded Licensing Income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). As disclosed in Gamogen's Form 10KSB Annual Report dated February 29, 1996, on May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. The number of shares was computed by dividing $200,000 by the NASDAQ closing price on April 12, 1996 of $10.25 per share. In accordance with the terms of the Impotence Agreement, the 19,512 shares are restricted and bear the appropriate legend. Considering the generally limited market for restricted shares, the Rule 144 holding period of a minimum of two years, and the historical variance in the market prices for Zonagen stock, Gamogen initially valued these shares at 50% of the stock price on April 12, 1996 or $100,000. Gamogen valued these shares understanding that the future valuation of these shares may be changed to reflect the length of the holding period, changes in the current market price of Zonagen common stock, or other factors which in the opinion of management may affect the value of these securities. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the group of private investors for $87,800. As a result of these transactions Gamogen recorded Licensing Income from the Impotence Agreement of $87,800 in the quarter ended May 31, 1996 and the receipt of $87,800 in cash and cash equivalents as of May 31, 1996.

On June 24, August 2 and September 30 1996 Zonagen issued press releases concerning FDA and US patent approvals on its Vasomax product (the Oral Treatment) which included the following:

          "The Woodlands, Texas, June 24, 1996 - Zonagen, Inc. (NASDAQ: ZONA;
          ------------------------------------
          Pacific ZNG) announced today that it has received notification from the United States Patent and Trademark Office that the patent covering the use of VASOMAX(TM) as a treatment for erectile dysfunction (impotency) has been allowed. The second, more recent application, is still pending.

          Zonagen also announced that it has submitted the IND for VASOMAX(TM) to the FDA as the first step in its US Phase III development program. VASOMAX(TM) is currently in a pivotal Phase III trial in Mexico scheduled to be completed in 1996. The Company has selected Pharmaco-LSR and Affiliated Research Centers (ARC) for its US clinical development team and clinical sites. Dr. Irwin Goldstein of Boston University Medical Center, a renowned researcher in the field of impotency therapy, has been appointed as Scientific Advisor for the VASOMAX(TM) program and Dr. David Ferguson, Senior Vice President, Affiliated Research Centers, will act as special consultant during the Phase III trials."

          "The Woodlands, Texas, August 2, 1996 - Zonagen, Inc. (NASDAQ: ZONA;
          -------------------------------------
          Pacific ZNG) today has announced it has begun its U.S. pivotal clinical trials of VASOMAX (TM), the Company's "on-demand" oral therapeutic for male impotency. Based in part by what it considers to be encouraging early data from its Mexican study, the Company has decided to accelerate its U.S. clinical program. VASOMAX (TM) will be administered to patients this week in the U.S. and the Company expects to begin pivotal studies by late August. The Company plans to complete the Phase III portion of the trials by the first quarter of 1997 and submit an NDA to the FDA by June of 1997.

          Joseph S. Podolski, President and CEO said, `The continued clinical success of VASOMAX(TM) confirms our belief that it may provide a cost-effective, user-friendly therapy for approximately 40-50% of all impotent men. Particular attention has been placed on both side effect profiles and the ability to restore sufficient erectile function to achieve organism on every sexual attempt. The interim analysis of the Mexican data shows the drug to be well tolerated, with no incidence of hypotension or fainting. Furthermore, the number of men who were able to achieve orgasm using VASOMAX(TM) was consistent with earlier pre-clinical and clinical human studies.'

          The Company's Board of Directors made a decision on July 31, 1996 to accelerate the clinical development of VASOMAX(TM). As a result of this accelerated U.S. clinical plan, the Company will require additional funds in the beginning of the fourth quarter of 1996."

          "The Woodlands, Texas, September 30, 1996 - ZONAGEN, INC. (Nasdaq:
          -----------------------------------------
          ZONA) announced today that it completed an initial closing of a private placement in which the Company sold 1.14 million shares of newly-authorized Series B Convertible Preferred Stock at a price of $10.00 per share representing gross proceeds of $11.4 million. Each share of the Company's Series B Convertible Preferred Stock is initially convertible into approximately 1.51 shares of Common Stock. The conversion price is subject to adjustment in certain circumstances."

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

During the quarter ended November 30, 1995 the Company paid in full its bank term loan which at August 31, 1995 had a balance of $18,000.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. As of August 31, 1996 a total of $23,564 in interest expense due on the mortgage was recorded. Mortgage principal payments made as of August 31, 1996 were $3,724. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of August 31, 1996 a total of $28,939 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations.

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

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products, sold under the trade name "Esteem" ("Esteem products"), were introduced by Osbon in direct competition to the Company's OEM products in June 1996. As a result Osbon has discontinued purchases of certain Repro-Med OEM products and its purchases of certain other OEM products are expected to be substantially reduced. Based on orders received from Osbon to date and discussions with Osbon concerning anticipated purchases and marketing of the Esteem products, management estimates sales to Osbon in the fiscal year ended February 1997 may be approximately 35% to 45% lower as compared to fiscal 1996. These estimates however are based on the assumption that Osbon can successfully manufacture and generate significant market acceptance for the Esteem products.

During the period March 1995 to March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April 1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work on the Esteem products and for use of its proprietary design and manufacturing information. The Company also advised Osbon that Repro-Med is available to initiate the manufacture the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To date no resolution has been agreed to. Osbon remains a significant and important customer of Repro-Med.

Repro-Med sales of OEM products to Osbon in the quarter ended August 31, 1996 were $394,128, or 62% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the quarter ended August 31, 1995 were $587,160, or 67% of sales. Repro-Med sales of OEM products to Osbon in the six month period ended August 31, 1996 were $884,027, or 65% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the quarter ended August 31, 1995 were $1,079,691, or 67% of sales.

Results of Operations
---------------------

Results For Three Months Ended August 31, 1996 As Compared With Three Months
----------------------------------------------------------------------------
Ended August 31, 1995:
----------------------
In the quarter ended August 31, 1996 income from operations was $44,335 as compared to $187,505 in the same quarter of the prior fiscal year, a decrease of $143,170. The decrease in operating income resulted primarily from a decrease in sales and increased expenditures for research and development offset in part by improved margins on cost of goods sold. Sales in the current quarter were $637,548 a decrease of $233,100 or 27% versus sales of $870,648 in the same quarter of the prior fiscal year. Cost of goods sold decreased $142,786 or 35% as a result of decreased product sales volume. Margins on sales after cost of goods sold improved versus the same quarter of the prior fiscal year due to increased prices on OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $246,555. Selling, general, and administrative expenses increased $13,827, or 6%, versus the same quarter of the prior year due primarily to increased property taxes, utilities, and maintenance costs on the new Chester facility. Research and development costs totaled $58,520 in the current quarter as compared to $21,318 in the same quarter of the prior fiscal year. The increase in research and development costs result primarily from expenses for design changes to the Syringe I.V. Infusion System pump mechanism initiated in November 1995, the addition of a staff engineer hired in May 1996, and general wage increases. Depreciation and amortization were $21,168 in the current quarter, as compared to $19,341 in the same quarter of the prior fiscal year. The increase in depreciation and amortization is due primarily to depreciation expense on the Chester facility in the amount of $3,780.

In the quarter ended August 31, 1996, the Company earned income before taxes of $77,003 as compared to $208,459 in the quarter ended August 31, 1995, a decline of $131,456. Income before taxes decreased versus the same quarter of the prior fiscal year due to the $143,170 decrease in operating income. Non-operating income increased due to rental income on the Chester facility offset in part by mortgage interest expense.

The Company earned net income of $30,286 in the quarter ended August 31, 1996, as compared to net income of $115,566 in the prior year quarter ended August 31, 1995. The decline in income before taxes, versus the same quarter of the prior year, was offset by lower income tax expense in the current quarter. Net income in the current quarter was reduced by a net loss after minority interests of Gamogen of $24,805. Net income in the previous year quarter ended August 31 was reduced by a net loss after minority interests by Gamogen of $14,277.

Net income per common share $0.00 in the current quarter and in the same quarter of the prior fiscal year.

Results For Six Months Ended August 31, 1996 As Compared With Six Months Ended
------------------------------------------------------------------------------
August 31, 1995:
----------------
In the six months ended August 31, 1996 income from operations was $126,175 as compared to $370,030 in the same six months of the prior fiscal year, a decrease of $243,855. The decrease in operating income resulted primarily from a decrease in sales and increases in selling, general, and administrative expenses and research and development offset in part by improved margins on cost of goods sold. Sales in the current six months were $1,356,250 a decrease of $255,872 or 16% versus sales of $1,612,122 in the same six months of the prior fiscal year. Cost of goods sold decreased $173,031 or 23% as a result of decreased product sales volume. Margins on sales after cost of goods sold improved versus the same six months of the prior fiscal year due to increased prices on its OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $489,892. Selling, general, and administrative expenses increased $81,338 versus the same six months of the prior year due primarily to general wage increases, additional expenditures for promotion and export marketing, and increased property taxes, utilities, and maintenance costs on the new Chester facility. Research and development costs totaled $114,700 in the current six months as compared to $37,638 in the same six months of the prior fiscal year. The increase in research and development costs result primarily from expenses for design changes to the Syringe I.V. Infusion System pump mechanism initiated in November 1995, the addition of a staff engineer hired in May 1996, and general wage increases. Depreciation and amortization were $39,816 in the current six months, as compared to $37,202 in the same six months of the prior fiscal year. The increase in depreciation and amortization is due primarily to depreciation expense on the Chester facility in the amount of $5,040.

In the six months ended August 31, 1996, the Company earned income before taxes of $234,721 as compared to $404,891 in the six months ended August 31, 1995, a decline of $170,170. Income before taxes decreased versus the same six months of the prior fiscal year due to the $243,855 decrease in operating income. The decrease in income before taxes was limited by an increase in non-operating income in the current period of $91,474. The increase in non-operating income results primarily from Gamogen Licensing Income from the Impotence Agreement of $87,800 (see Capital Resources and Liquidity section above). Non-operating income increased due to rental income on the Chester facility offset in part by mortgage interest expense.

The Company earned net income of $142,958 in the six months ended August 31, 1996, as compared to net income of $228,201 in the prior year six months ended August 31, 1995. The decline in income before taxes, versus the same six month period of the prior year, was offset by lower income tax expense in the current period. Net income in the current six month period included net income after minority interests of Gamogen of $9,018. Net income in the same period of the previous year was reduced by a net loss after minority interests by Gamogen of $15,852.

Net income per common share $0.01 in the current six months and $0.01 in the six months ended August 31 of the prior fiscal year.



PART II, Item 5- Other Information
----------------------------------

Subsequent Event - Purchase of Treasury Stock:
----------------------------------------------
On September 10, 1996, the Company purchased in a private offering 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The shares purchased were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares purchased are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The Treasury Stock shares while held by the Company will be voted exclusively by Mr. Sealfon as required by the voting trust.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC




/s/ Andrew I. Sealfon
____________________________________                    October  2, 1996
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer
____________________________________                    October  2, 1996
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer