Form 10QSB
period 1996-11-30
REPRO MED SYSTEMS INC
filed 1997-01-14
CIK 704440

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM l0-QSB

                                QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996

                         Commission File Number 0-12305

                             REPRO-MED SYSTEMS, INC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                          13-3044880
--------------------------------                        --------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         identification No.)

24 Carpenter Road, Chester, New York                               10918
------------------------------------                            ----------
(Address of principle executive offices)                        (Zip Code)

                                 (914) 469-2042
              (Registrant's telephone number, including area code)

                  17 Industrial Place, Middletown, NY, 10940
 ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

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

At November 30, 1996 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
------

Item 1. Financial Statements
------- --------------------
Balance Sheets - November 30, 1996, November 30, 1995 and February 29, 1996. Statements of Income - For the three and nine month periods ended November 30, 1996 and November 30, 1995.
Statements of Cash Flow - November 30, 1996 and November 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------


PART II

Item 1. Legal Proceedings
------- -----------------
None

Item 2. Changes In Securities
------- ---------------------
None

Item 3. Defaults Upon Senior Securities
------- -------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
None

Item 5. Other Information
------- -----------------
None

Item 6.  Exhibits and Reports on Form 8-K
------- ---------------------------------
None


PART I, Item 1 - Financial Statements
-------------------------------------
                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                          Consolidated Balance Sheets
                          ---------------------------

                                                                                   Nov 30,1996        Nov 30,1995     Feb 29,1996
                                                                                   -----------        -----------     -----------
Assets
------
Current Assets
--------------
Cash and Cash Equivalents                                                            $ 1,014,637    $   976,441    $ 1,125,957
Accounts Receivable                                                                      119,260        310,072         87,489
Inventory                                                                                514,716        583,068        542,865
Prepaid Expenses & Other Receivables                                                      68,671         76,459         65,890
Deferred Taxes - Current                                                                 136,686        156,000        156,000
                                                                                     -----------    -----------    -----------
Total Current Assets                                                                   1,853,970      2,102,040      1,978,201
--------------------                                                                 -----------    -----------    -----------
Land, Property, Equipment And Other Assets
------------------------------------------
Land                                                                                     409,500              0              0
Property and Equipment, Net                                                            1,143,183        327,256        317,874
Deferred Taxes - Non-current                                                                   0        115,046        101,127
Other Assets, Net                                                                         66,987         75,154         73,511
                                                                                     -----------    -----------    -----------
Total Property, Equipment And Other Assets                                             1,619,670        517,456        492,512
------------------------------------------                                           -----------    -----------    -----------
Total Assets                                                                         $ 3,473,640    $ 2,619,496    $ 2,470,713
------------                                                                         -----------    -----------    -----------

Liabilities And Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                                                                     $   112,393    $   216,461    $   114,202
Mortgage Payable - Current Portion                                                        14,420              0              0
Other Current Liabilities                                                                 91,364        109,114         93,132
                                                                                     -----------    -----------    -----------
Total Current Liabilities                                                                218,177        325,575        207,334
-------------------------                                                            -----------    -----------    -----------
Mortgage Payable - Long Term Portion                                                     878,046              0              0
------------------------------------                                                 -----------    -----------    -----------
Total Liabilities                                                                      1,096,223        325,575        207,334
-----------------                                                                    -----------    -----------    -----------

Minority Interest In Subsidiary                                                          112,653        135,131        115,561
-------------------------------                                                      -----------    -----------    -----------

Stockholder's Equity
--------------------
Preferred Stock, 8% Cumulative $.01 Par Value, 2,000,000
shares authorized, 10,000 issued and outstanding                                             100            100            100

Common Stock, $.01 Par Value, 50,000,000 shares
authorized, 22,142,000, 22,042,000 and 22,042,000
issued and outstanding, respectively                                                     221,420        220,420        220,420
Warrants Outstanding                                                                         140            140            140
Additional Paid-In Capital                                                             3,040,662      3,033,662      3,033,662
Accumulated (Deficit)                                                                   (855,558)    (1,073,532)    (1,084,504)
Treasury Stock at Cost (2,275,000, 275,000 and 275,000
shares at respective dates)                                                             (142,000)       (22,000)       (22,000)
                                                                                     -----------    -----------    -----------
Total Stockholder's Equity                                                             2,264,764      2,158,790      2,147,818
--------------------------                                                           -----------    -----------    -----------
Total Liabilities And Stockholders' Equity                                           $ 3,473,640    $ 2,619,496    $ 2,470,713
==========================================                                           ===========    ===========    ===========

                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
                       Consolidated Statements Of Income
                       ---------------------------------

                                                           For Three Months Ended     For Nine Months Ended

                                                    Nov 30, 1996   Nov 30, 1995  Nov 30, 1996    Nov 30, 1995
                                                    ------------   ------------  -----------     ------------


Sales                                              $   769,023    $   800,269    $ 2,125,273    $ 2,412,391

Costs And Expenses:
-------------------
Cost of Goods Sold                                     309,008        417,743        894,675      1,176,441
Selling, General & Administrative
Expenses                                               270,674        227,414        760,566        635,968
Research and Development                                49,796        115,643        164,496        153,281
Depreciation and Amortization                           22,838         10,453         62,654         47,655
                                                   -----------    -----------    -----------    -----------
                                                       652,316        771,253      1,882,391      2,013,345
                                                   -----------    -----------    -----------    -----------

Net Income From Operations                             116,707         29,016        242,882        399,046
--------------------------
Non-Operating Income (Expense):
-------------------------------
Licensing Income                                             0              0         87,800              0
Rental Income                                           21,525              0         50,464              0
Interest (Expense)                                     (20,171)             0        (43,735)             0
Interest & Other Income                                 10,876         (9,541)        32,698         13,982
                                                   -----------    -----------    -----------    -----------
                                                        12,230         (9,541)       127,227         13,982
                                                   -----------    -----------    -----------    -----------
Income Before Minority Interest Share
-------------------------------------
of Operations                                          128,937         19,475        370,109        413,028
-------------
Minority Interest In (Income) Loss of
Subsidiary                                               9,359         15,495          2,908         26,833
                                                   -----------    -----------    -----------    -----------
Net Income Before Income Taxes                         138,296         34,970        373,017        439,861
------------------------------

Provision (Benefit) For Income Taxes                    48,308         23,783        140,071        200,473
                                                   -----------    -----------    -----------    -----------
Net Income                                         $    89,988    $    11,187    $   232,946    $   239,388
===========                                        ===========    ============   ===========    ===========

Net Income Per Common Share                        $      0.00    $      0.00    $      0.01    $      0.01
===========================                        ===========    ===========    ===========    ===========

                                       Repro-Med Systems, Inc And Subsidiary
                                             Statements Of Cash Flows
                                             For The Nine Months Ended


                                                       Nov 30, 1996    Nov 30, 1995
                                                       ------------    ------------
Cash Flows From Operating Activities
Net Income                                         $   232,946    $   239,388
Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
Income (Loss) Of Minority Interests                     (2,908)       (26,833)
Depreciation and Amortization                           62,654         47,655
Decrease (Increase) In Accounts Receivable             (31,771)       (54,958)
Decrease (Increase) In Inventory                        28,149        (25,088)
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                       (2,781)        (4,847)
Decrease (Increase) In Deferred Taxes                  120,441        178,638
Increase (Decrease) In Accounts Payable                 (1,809)         7,017
Increase (Decrease) In Other Current Liabilities        (1,768)      (168,188)
                                                   -----------    -----------
Net Cash Provided By Operating Activities              403,153        192,784
------------------------------------------------   -----------    -----------

Cash Flows From Investing Activities
------------------------------------
(Acquisition) of Land, Property and Equipment       (1,289,665)       (77,265)
(Acquisition) of Other Assets                           (1,274)          (755)
                                                   -----------    -----------
Net Cash (Used) by Investing Activities             (1,290,939)       (78,020)
----------------------------------------------     -----------    -----------

Cash Flows From (Used By) Financing Activities
----------------------------------------------
Proceeds From Mortgage                                 900,000              0
Proceeds From Issuance of Common Stock                   8,000              0
Preferred Stock Dividend                                (4,000)        (4,000)
Repayment Of Mortgage                                   (7,534)             0
(Acquisition) Disposition of Treasury Stock           (120,000)       (22,000)
Repayment of Note                                            0        (36,000)
                                                   -----------    -----------
Net Cash Provided (Used) by Financing Activities       776,466        (62,000)
------------------------------------------------   -----------    -----------

Increase (Decrease) In Cash and Cash Equivalents      (111,320)        52,764
Cash and Cash Equivalents - Beginning of Year        1,125,957        923,677
                                                   -----------    -----------
Cash and Cash Equivalents - End of Period          $ 1,014,637    $   976,441
================================================   ============   ===========

Supplementary Data - Interest Paid                 $    43,735    $         0
------------------

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

PART I, Item 2
                     Repro-Med Systems, Inc And Subsidiary
                     -------------------------------------
  Management's Discussion and Analysis of Financial Condition and Results of
    Operations for use with 10-QSB for the Quarter Ended November 30, 1996

Capital Resources and Liquidity
-------------------------------
Cash and equivalents on a consolidated basis were $1,014,637 at November 30, 1996, as compared to $976,441 at November 30, 1995, an increase of $38,196. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc, of $12,747 at November 30, 1996, and $8,670 at November 30, 1995.

Net working capital on a consolidated basis at November 30, 1996 was $1,635,793, as compared to $1,776,465 at November 30, 1995. Net working capital included Gamogen, Inc net working capital of $103,467 at November 30, 1996, and $143,616 at November 30, 1995.

The Company's liquidity declined as reflected in the nine month decrease in its net working capital of $135,074 versus the balance at February 29, 1996 of $1,770,867. The nine month decrease in net working capital, reflected in a decrease in cash and cash equivalents, results primarily from the purchase of production tooling and equipment for the Syringe I.V. Infusion System, the purchase of and capital improvements for the Chester facility see below), and the purchase of treasury stock. On September 10, 1996, the Company redeemed in a private transaction 2,000,000 shares of common shares for a total payment of $120,000 (see below). The decrease in working capital due to spending on Syringe I.V. Infusion System and the Chester facility and the purchase of treasury stock, was offset in part by the Company's net income of $232,946 and the utilization of $137,867 in tax benefits it derives from accrued net operating loss credits (NOLs) on federal and state income taxes. Versus the balance at November 30, 1995 the Company's net working capital decreased $140,672.

On May 18, 1994, Repro-Med received approval notification from the FDA on the Syringe I.V. Infusion System which allows the Company to commence production and marketing of the Syringe I.V. Infusion System. The Company is presently proceeding with the purchase of production tooling, parts inventory, disposable I.V. administration set components and anticipates initiating production of the Syringe I.V. Infusion System in the fiscal year ending February 1997. The Company is exploring various options for marketing of the Syringe I.V. Infusion System but has not yet finalized its plans.

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

On June 24, August 2 and November 30 1996 Zonagen issued press releases concerning FDA and US patent approvals on its Vasomax product (the Oral Treatment) which included the following:


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

     Joseph S. Podolski, President and CEO said, 'The continued clinical success of VASOMAX(TM) confirms our belief that it may provide a cost-effective, user-friendly therapy for approximately 40-50% of all impotent men. Particular attention has been placed on both side effect profiles and the ability to restore sufficient erectile function to achieve organism on every sexual attempt. The interim analysis of the Mexican data shows the drug to be well tolerated, with no incidence of hypotension or fainting. Furthermore, the number of men who were able to achieve orgasm using VASOMAX(TM) was consistent with earlier pre-clinical and clinical human studies.'

     The Company's Board of Directors made a decision on July 31, 1996 to accelerate the clinical development of VASOMAX(TM). As a result of this accelerated U.S. clinical plan, the Company will require additional funds in the beginning of the fourth quarter of 1996."

     "The Woodlands, Texas, November 30, 1996 - ZONAGEN, INC. (Nasdaq: ZONA) announced today that it completed an initial closing of a private placement in which the Company sold 1.14 million shares of newly-authorized Series B Convertible Preferred Stock at a price of $10.00 per share representing gross proceeds of $11.4 million. Each share of the Company's Series B Convertible Preferred Stock is initially convertible into approximately 1.51 shares of Common Stock. The conversion price is subject to adjustment in certain circumstances."

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

On October 31, 1995, the Company redeemed in a private transaction 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company redeemed in a private transaction 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The Treasury Stock shares while held by the Company will be voted exclusively by Mr. Sealfon as required by the voting trust.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. As of November 30, 1996 a total of $43,735 in interest expense due on the mortgage was recorded. Mortgage principal payments made as of November 30, 1996 were $7,534. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of November 30, 1996 a total of $50,464 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations.

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

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products, sold under the trade name "Esteem" ("Esteem products"), were introduced by Osbon in direct competition to the Company's OEM products in June 1996. As a result Osbon has discontinued purchases of certain Repro- Med OEM products and its purchases of certain other OEM products are expected to be substantially reduced. Based on orders received from Osbon to date and discussions with Osbon concerning anticipated purchases and marketing of the Esteem products, management estimates sales to Osbon in the fiscal year ended February 1997 may be approximately 35% lower as compared to fiscal 1996. These estimates however are based on the assumption that Osbon can successfully manufacture and generate significant market acceptance for the Esteem products. For the year ended February 1996, sales to Osbon aggregated $2,144,723.

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

Repro-Med sales of OEM products to Osbon in the quarter ended November 30, 1996 were $511,872, or 67% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the quarter ended November 30, 1995 were $608,667, or 76% of sales.

As a result of increased purchases of OEM products by Osbon, sales to Osbon in the quarter ended November 30, 1996 were substantially higher than anticipated. Based on discussions with Osbon concerning anticipated purchases and marketing of the Esteem products, management has been advised that Osbon third quarter purchases of OEM products were in excess of Osbon requirements and resulted in a large increase in the inventory of OEM products held by Osbon at November 30, 1996. Based on these discussions with Osbon, management anticipates that sales to Osbon in the fiscal quarter ended February 1997 will be minimal. As a result of the anticipated absence of purchases by Osbon, management estimates a net loss from operations of approximately $200,000 to $250,000 in the fiscal quarter ended February 1997. Based on these discussions with Osbon, management also anticipates that purchases of OEM products by Osbon will resume in the fiscal quarter ended May 1997. Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of unexpected purchases of OEM products by Osbon in the fiscal quarter ended February 1997, other unexpected increases or decreases in sales of the Company's products, and market acceptance and product demand for the Company's Syringe I.V. Infusion System, and uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1996 were $1,395,899, or 66% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1995 were $1,687,378 or 70% of sales.


Results of Operations
---------------------

Results For Three Months Ended November 30, 1996 As Compared With Three Months
------------------------------------------------------------------------------
Ended November 30, 1995:
------------------------
In the quarter ended November 30, 1996 income from operations was $116,707 as compared to $29,016 in the same quarter of the prior fiscal year, an increase of $87,691. The increase in operating income resulted primarily from improved margins on cost of goods sold due to price increases on OEM products (see above) and a decrease in research and development expense versus the third quarter of the prior fiscal year. Research and development expenses in the third quarter of the prior fiscal year were substantially higher than in the current quarter due to charges in the prior fiscal year resulting from certain design changes to the Syringe I.V. system pump mechanism. Sales in the current quarter were $769,023 a decrease of $31,246 or 4% versus sales of $800,269 in the same quarter of the prior fiscal year. The decrease in sales resulted from the OEM products decrease of $96,795 offset in part by increased sales of the Company's Res-Q-Vac products. Cost of goods sold decreased $108,735 or 26% as a result of decreased OEM product sales volume. Margins on sales after cost of goods sold improved versus the same quarter of the prior fiscal year due to increased prices on OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $270,674. Selling, general, and administrative expenses increased $43,260, or 19%, versus the same quarter of the prior year due primarily to increased property taxes, utilities, and maintenance costs on the new Chester facility and increased marketing costs related to increased sales of Res-Q-Vac products. Research and development expenses totaled $49,796 in the current quarter, a substantial decline as compared to $115,643 in the same quarter of the prior fiscal year (see above). Depreciation and amortization were $22,838 in the current quarter, as compared to $10,453 in the same quarter of the prior fiscal year. The increase in depreciation and amortization is due primarily to increased depreciation expense on the Chester facility.

In the quarter ended November 30, 1996, the Company earned income before taxes of $138,296 as compared to $34,970 in the quarter ended November 30, 1995, an increase of $103,326. Income before taxes increased versus the same quarter of the prior fiscal year due primarily to the increase in operating income. Non-operating income increased due to increased interest income and rental income on the Chester facility offset in part by mortgage interest expense.

The Company earned net income of $89,988 in the quarter ended November 30, 1996, as compared to net income of $11,187 in the prior year quarter ended November 30, 1995. The increase in income before taxes, versus the same quarter of the prior year, was offset in part by increased income tax expense in the current quarter. Net income in the current quarter was reduced by a net loss after minority interests of Gamogen of $13,804. Net income in the previous year quarter ended November 30 was reduced by a net loss after minority interests by Gamogen of $21,664. Net income per common share was $ 0.00 in the current quarter and in the same quarter of the prior fiscal year.

Results For Nine Months Ended November 30, 1996 As Compared With Nine Months
----------------------------------------------------------------------------
Ended November 30, 1995:
------------------------
In the nine months ended November 30, 1996 income from operations was $242,882 as compared to $399,046 in the same nine months of the prior fiscal year, a decrease of $156,164. The decrease in operating income resulted primarily from a decrease in sales and increases in selling, general, and administrative expenses and research and development offset in part by improved margins on cost of goods sold. Sales in the current nine months were $2,125,273 a decrease of $287,118 or 12% versus sales of $2,412,391 in the same nine months of the prior fiscal year. The decrease in sales resulted primarily from the OEM products decrease of $291,479. Cost of goods sold decreased $281,766 or 24% as a result of decreased product sales volume. Margins on sales after cost of goods sold improved versus the same nine months of the prior fiscal year due to increased prices on its OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $760,566. Selling, general, and administrative expenses increased $124,598 versus the same nine months of the prior year due primarily to general wage increases, additional expenditures for promotion and export marketing, and increased property taxes, utilities, and maintenance costs on the new Chester facility. Research and development costs totaled $164,496 in the current nine months as compared to $153,281 in the same nine months of the prior fiscal year. The increase in research and development costs result primarily from the addition of a staff engineer hired in May 1996 and general wage increases offset in part by charges in the prior fiscal year resulting from certain design changes to the Syringe I.V. system pump mechanism. Depreciation and amortization were $62,654 in the current nine months, as compared to $47,655 in the same nine months of the prior fiscal year. The increase in depreciation and amortization is due primarily to depreciation expense on the Chester facility.

In the nine months ended November 30, 1996, the Company earned income before taxes of $373,017 as compared to $439,861 in the nine months ended November 30, 1995, a decline of $66,844. Income before taxes decreased versus the same nine months of the prior fiscal year due to the $156,164 decrease in operating income. The decrease in income before taxes was limited by an increase in non-operating income in the current period of $113,245. The increase in non-operating income results primarily from Gamogen Licensing Income from the Impotence Agreement of $87,800 (see Capital Resources and Liquidity section above).

The Company earned net income of $232,946 in the nine months ended November 30, 1996, as compared to net income of $239,388 in the prior year nine months ended November 30, 1995. The decline in income before taxes, versus the same nine month period of the prior year, was offset by lower income tax expense in the current period. Net income in the current nine month period included a net loss after minority interests of Gamogen of $4,065. Net income in the same period of the previous year was reduced by a net loss after minority interests by Gamogen of $37,515. Net income per common share $0.01 in the current nine months and $0.01 in the nine months ended November 30 of the prior fiscal year.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC





/s/ Andrew I. Sealfon
____________________________________                      January 10, 1997
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer



/s/ Jesse A. Garringer
____________________________________                      January 10, 1997
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer