Form 10KSB
period 1997-02-28
REPRO MED SYSTEMS INC
filed 1997-05-28
CIK 704440

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                                 ANNUAL REPORT
                  For the fiscal year ended February 28, 1997

                     or Pursuant to Sections 13 or 15(d) of
                      The Securities Exchange Act of 1934
                         Commission File Number 0-12305

                            REPRO-MED SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                         13-3044880
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

     24 Carpenter Road, Chester, NY                             10918
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (914) 469-2042
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 Securities registered or to be registered pursuant to Section l2(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year $2,398,976.

At February 28, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $1,695,781.

At February 28, 1997, the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Business

History of the Company
Repro-Med Systems, Inc. (the "Company") was incorporated under the laws of the State of New York on March 24, 1980 by Andrew I. Sealfon and Dr. Adrian W. Zorgniotti, co-inventors of the Company's initial product, the THD(R), also termed the Testicular Hypothermia Device(R).

The THD is a device for improving semen quality in males with infertility by producing lower intrascrotal temperature. Following its efforts at marketing the device, management lowered its original sales expectations for the THD and directed its main efforts towards other products.

Company Medical Products
The Company and its subsidiary Gamogen, Inc. ("Gamogen") have designed a number of medical devices and technologies. Certain of these have been developed and are currently being marketed. Others of these devices are in various stages of design or development. Since 1986 Gamogen has pursued development of various pharmaceutical treatments for Male Impotence the most significant of which is its Oral Treatment for Male Impotence which is currently licensed to a US biotechnology company (see Gamogen Impotence Technology section below).

Products Currently Marketed

Res-Q-Vac Suction System
The Res-Q-Vac Suction System (the "Res-Q-Vac") provides a complete emergency suction system for neonates, children, or adults for use in any location. The Res-Q-Vac was approved for marketing under section 510K of the FDA in September 1989. The Res-Q-Vac is used to treat patients with compromised airways or to remove fluids from a patient's airway which could otherwise lead to further serious complications. The Res-Q-Vac consists of a hand-held portable suction pump which is connected to various catheters, depending on the size of the patient. The Res-Q-Vac is non-electric and single-hand operated making it extremely convenient and usable in any situation. The disposable features of the Res-Q-Vac reduce the risk to the health professional of contamination, for example from HIV, when suctioning a patient or during cleanup of the equipment.

Syringe I.V. Infusion System
The Company has developed a non-electric, portable I.V. delivery system ("Syringe I.V. Infusion System") which employs standard syringes resulting in a much lower disposable supply cost. On May 18, 1994 approval notification was issued by the FDA on this product which allows the Company to commence marketing of the Syringe I.V. Infusion System.

The Company's Syringe I.V. Infusion System (trade-named the Freedom60(R) Syringe Infusion System) is well positioned for the present medical-economic environment. The system provides a constant flow of the I.V. fluid at a cost comparable to the use of minibags. Repro-Med has developed proprietary disposable replacement tubing (used with each infusion). These replacement tubing "sets" include calibrated micro-bore tubing and attachments to connect to standard I.V. infusion ports, lines and catheters. The Freedom60 Syringe I.V. Infusion System utilizes a standard syringe provided with the tubing "set".

The Company has completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the disposable I.V. administration set components. The

Company initiated production of the Freedom60 Syringe Infusion System in April 1997. In May 1997 the Company initiated advertising of the Freedom60 Syringe Infusion System in US infusion medical journals and promotion of this product at various US and international trade expositions. The Company is exploring various options for marketing and distribution of the Freedom60 Syringe Infusion System but has not yet finalized its plans. There can be no guarantee, however, that the Company will be sucessful in establishing distribution of the Syringe I.V. Infusion System and that if distribution is established that the Company will be successful in marketing and selling of the device.

Management believes that the Freedom60 Syringe Infusion System offers both the alternate site, in particular home infusion, and the hospital antibiotic I.V. marketplaces significant capital and supply cost savings in a convenient, safe, and reliable high performance I.V. system.

Home antibiotic I.V. is a growing sector in the US healthcare marketplace. The following comments are excerpted from a recent comprehensive study of the US home I.V. market and were published in the May 1997 issue of the National Home Infusion Association journal, Infusion,:

          "In terms of market growth, here are some projections for the future of the home I.V. antimicrobial market: 5

          (degree) Of the almost $4.5 billion of total revenue generated from home infusion companies in 1993, nearly one-third ($1.4 billion) was due to I.V. antimicrobials.

          (degree) In 1982, non-AIDS-related I.V. antimicrobials accounted for $7 million in revenues; compared to $275 million in 1989 and $643 million in 1993.

          (degree) AIDS-related I.V. antimicrobial revenues rose from $5 million in 1985 to $728 million in 1993.

          (degree) AIDS-related I.V. antimicrobial use is still growing at a rate of approximately 20 percent per year.

          5. Conners RB, Winters RW. Home Infusion Therapy: Current Status and Future Trends. Chicago: American Hospital Publishing, Inc., 1995: 1-15."

Many large modern countries have been attracted by the significant savings (versus long-term hospitalization) demonstrated in the US healthcare system through the use of home medical care. A number of these countries such as Germany, France, UK, and Japan, have developed, or are in the process of developing, home medical care systems, including antibiotic I.V. therapy, closely modeling the US system. The implementation of home antibiotic I.V. systems in these countries contributes to the overall growth on a worldwide basis in the home antibiotic I.V. sector.

The antibiotic therapy market is the first marketed application for the Syringe I.V. Infusion System. The Syringe I.V. Infusion System is also expected to be advantageous in other medical market applications due to its performance, portability, reliability, and low cost which can produce a cost per start comparable to minibags. These other market applications include oncology, pain control, emergency cardiac. The Company is currently investigating the feasibility and modification of the Freedom60 design to accommodate certain of these additional therapies. Additionally, the areas of radiology, anesthesia, ICU, NICU, and patient transport may offer opportunities for application of the Syringe I.V. Infusion System.

The Company has proceeded with two US patent filings on the Freedom60 Syringe Infusion System and has additional patents under investigation.

Note, in September 1993 the Company entered into an agreement with a US medical equipment company for the joint development and distribution of the Company's Syringe I.V. Infusion System ("Distribution Agreement"). In December 1994 the US medical equipment company and Repro-Med mutually agreed to terminate the Distribution Agreement ("Termination Agreement"). Under the terms of the Termination Agreement, Repro-Med retained all rights to the Syringe I.V. Infusion System, including design, patent, production tooling, and worldwide marketing rights, was released from any further obligations under the Distribution Agreement, including repayment of the $165,000 in advances paid to Repro-Med to finance development, and received a settlement payment of $108,325. The settlement payment was received on 12/30/94. To reflect the Termination Agreement, the Company recorded on its Statement of Income for the fiscal year ended February 1995 a Gain On Termination Of Distribution Agreement of $211,650. This gain reflects the cancellation of $165,000 in loan advances, the settlement payment of $108,325, and the write-off of related capitalized expenses.

OEM Manufacturing Products
Repro-Med has provided, since 1990, services for the design, development, and manufacture of products for OEM customers. The Company's present OEM products are sold for use in medical products. Management believes the Company is well positioned in both engineering and manufacturing to provide additional OEM services and products to other equipment suppliers on competitive terms.

The Company is presently engaged in the development of a medical device for an OEM customer based on the Company's suction technology. The Company's agreement with its OEM customer requires scheduled advance payments for engineering and production tooling costs of approximately $80,000. As of May 15, 1997 the Company has received payment of $30,000 in advance payments. Under the Company's agreement with its OEM customer the Company will manufacture and sell this medical suction device to its OEM customer. Under the terms of its agreement for the development and manufacture of the OEM medical suction device and dependent on timely device development by the Company and the successful marketing of the device by its OEM customer, the Company anticipates annual revenues of approximately $700,000 to $900,000 from the sale of this medical suction device beginning in September 1997. There can be no guarantee, however, concerning the timely development of the medical suction device and that, if timely developed, its OEM customer will be successful in marketing of the device. The OEM medical suction device under development may compete with the Company's other OEM products, but in management's opinion will not significantly reduce sales of other OEM products.

Gynecological Products
The Company's gynecological products are owned and marketed by Gyneco, Inc., a wholly-owned subsidiary of the Company's 58.3% owned subsidiary, Gamogen, Inc.

The Masterson Endometrial Biopsy System is a time-saving, in office procedure using a self-contained unit which offers a quick and easy method of obtaining a surgical specimen. The Masterson Endometrial Biopsy System manually generates suction and can provide essential tissue samples for diagnosis of various gynecological disorders.

The Gyneco Thermal Cautery System provides a safe, reliable and effective surgical method for female sterilization. The Gyneco Thermal Cautery Unit provides low voltage coagulating power by a rechargeable battery. Research efforts in the field of female sterilization have focused on methods that provide not only simplicity, safety and effectiveness but reduction of unnecessary tubal destruction and the associated trauma to adjacent organs. The Gyneco Thermal Cautery System seems to meet most of the current criteria for sterilization.

Other gynecological products include: Gyneloop stirrups, recording paper, and leg and abdominal belts.

Products In Development:
The Company has a number of new products at various stages of development including an OEM medical suction device, additional syringe I.V. infusion systems, and through Gamogen an oral treatment for male impotence (see Gamogen Impotence Technology section below). In addition the Company has developed the following technologies and conceptual designs, however, management has suspended further development of these products until sufficient capital is available.

MicroThruster Electronic I.V. System
Repro-Med Systems has designed an electronic infusion delivery system (called the "MicroThruster"). The MicroThruster applies digital technology to the control and monitoring of fluids and is intended by the Company for use in the electronic control of fluids for intravenous use. This technology could be used as a stand alone system for the control of gravity intravenous systems or with the Company's portable I.V. pump. Management believes that the combination Syringe Pump/MicroThruster would provide the Company with a broader based product able to service additional markets. The United States Patent Office has issued Patent # 4,921,480 for "Fixed Volume Infusion Device" on May 1, 1990 which describes the MicroThruster. Further development of MicroThruster-based products was previously suspended due to funding constraints. Management believes the MicroThruster has application in the design of an advanced commercial Drug Compounder or as a control device in an I.V. drug delivery system.

Commercial Compounder
The Company has also conceptually designed a computerized system to mix pharmaceuticals in the larger pharmacy environments, as found in the hospital, using the MicroThruster as a point of departure. This compounding system will mix drugs electronically and accurately under computer control. The labor intensive nature of drug mixing in the pharmacy and the legal risks caused by errors have created a potentially viable market opportunity. The market appears significant, and the ability to fill the syringes as used in the Syringe I.V. Infusion System may create excellent synergism in the marketplace and form the basis of a complete product line of I.V. products. The first prototype system is estimated to cost $500,000 and take approximately two years development time. Management has suspended further development of the MicroThruster until sufficient capital becomes available.

Gamogen Impotence Technology
During the fiscal year ended February 1986 the Company commenced limited research and development of certain impotency treatments for men. In September, 1986 the Company's impotence technology was sold to the Company's majority owned subsidiary, Gamogen, Inc. ("Gamogen"). The Company owns 58.3% of Gamogen. To date Gamogen has initiated development of two treatments for impotence, an injectable treatment and an oral treatment as follows:

Two Drug Injectable Treatment For Impotence
Gamogen has researched and initiated development of a two drug combination injectable compound for the treatment of impotence ("Injectable Drug Combination"). Subsequent to the development of the Injectable Drug Combination, Gamogen entered into an agreement with Humagen, Inc. for the final development and marketing of this impotence treatment. In 1989 Humagen and Gamogen terminated this agreement subject to Humagen's retaining rights to certain royalties on the future sales of the Injectable Drug Combination. Despite expending substantial amounts, Gamogen has suspended further work on the Injectable Drug Combination product until a partner is found to assist in funding this program. Subject to the significant investment required to secure FDA approval, management believes there remains a potential market for the Injectable Drug Combination product albeit reduced by newer drugs and technologies including the Oral Treatment (see below).

Oral Treatment For Impotence
On July 10, 1993, Gamogen acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of Gamogen approved and on April 14, 1994 Gamogen signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights of Gamogen to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, valued based on the closing price on the day due, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal to the following percentages of net sales of the Oral Treatment for Male Impotence:


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

In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement.

On May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the same group of private investors for $87,800.

On January 24, 1997 the Board of Directors Gamogen approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:

1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
   Treatment;

2) Gamogen's rights to market the Oral Treatment in counties where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

The Option is conditioned on the payment to Gamogen of one of the following amounts ("Option Price") less any Maintenance Payments (see below) received by Gamogen pursuant to the conditional amendment:
(i)  if the Option is exercised on or before January 24, 1998, $750,000;
(ii) if the Option is exercised after January 24, 1998 but on or before January 24, 1999, $1,000,000;

(iii) if the Option is exercised after January 24, 1999 but on or before July 24, 1999, $1,500,000;

(iv) if the Option is exercised after July 24, 1999 but before the expiration of the Option, $1,750, 000.

Under the conditional amendment Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to make any of the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option, with the final payment due on July 24, 1999. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 the Company recorded licensing income of $162,800 for the year ended February 1997.

As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of Vasomax (the Oral Treatment). There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product. As of May 19, 1997 Gamogen has not received any royalty payments under the Impotence Agreement. Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Although there can be no guarantee concerning Maintenance Payments under the Option, Gamogen does anticipate Maintenance Payments from Zonagen of $150,000 within the next 12 months.

Expense Sharing Agreement
The Company's subsidiary Gamogen and its subsidiary Gyneco has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization.

For the fiscal year ended February 28, 1997, on a combined basis, Gamogen and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528. Gyneco has an agreement with Repro-Med for the use of certain tooling owned by Gyneco (see item 12). Under this agreement Repro-Med paid to Gyneco $62,776 in the fiscal year ended February 1997.

Hourly and management compensation costs are paid by Repro-Med and allocated to Gamogen and Gyneco based on agreements for the reimbursement of operating expenses. Salary and payroll related costs are allocated based on individual employee time-card reporting. Executive salary and payroll related costs are allocated based on estimates of time spent in the management of the three companies. For the fiscal year ended February 1997, on total salary costs of $923,196, these allocations averaged as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%. This compares to total salary costs of $990,649 for the fiscal year ended February 1996 which were allocated as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%.

Patents and Trademarks
On March 3, 1981, patent no. 4,253,464 was issued by the United States Patent and Trademark Office for the THD. Patents on the THD have also been granted in Australia and Canada. The words "Testicular Hypothermia Device" and "THD" are registered US trademarks of the Company.

On May 19, 1982, the Company filed for a patent for a "Spring Operated Liquid Dispensing Device" or Infusion Device, a non-electric method and device to control a constant flow of fluid. The patent, 4,447,232, was issued on May 8, 1984. Additionally, the Company was granted a related patent, 4,781,689 on November 1, 1988 relating to improvements in this pump technology.

On May 27, 1987, the Company's subsidiary, Gamogen, purchased certain rights to a number of United States patents and trademarks from Lukens Corporation related to the Gyneco products as follows: Patent Nos. 3,982,742 for Medical Stirrups and 3,982,542 for Electroresectroscope and Method of Laparoscopic Tubal Sterilization both issued September 28, 1976, 3,885,590 for a Gas Transmission and Monitoring Device issued May 27, 1975, and November 22, 1983, and 4,257,425 for Biopsy Specimen Collector issued March 24, 1981. The United States trademarks purchased are GYNECO, GYNECYTE, GYNELOOP, MASTERSON, CARBOFLATOR.

Gyneco conducted limited research into a device for amniocentesis to improve the sensitivity of the assay. The device was designed to permit amniocentesis, a process by which the genetic disposition of a fetus is determined in utero, to be obtained at a much earlier stage in the pregnancy. The US Patent Office issued Patent Number 5,000,192 for a Prenatal Specimen Collection Method on March 19,1991.

On May 3, 1990 the US Patent Office issued Patent # 4,921,480 for "Improved Fixed Volume Infusion Device" which forms the operating basis for the Micro-Thruster. The MicroThruster system applies digital technology to the control and monitoring of fluids and is being developed by the Company for use in the electronic control of parenteral fluids for intravenous use. This technology could be used as a stand alone system for the control of gravity intravenous systems or with the Company's Syringe I.V. Infusion System. Management believes that this combination would provide the Company with a broader based product able to service additional vertical markets.

In 1994 the Company filed and was granted patent number 5,261,882 for a "Negator Spring-Powered Syringe" which covers an I.V. pump design. In fiscal 1995 the Company was granted patent number 5,336,189 for a "Combination I.V. Pump & Disposable Syringe" which covers a unique syringe to I.V. pump interface design. There is no assurance that the patents granted apply to or afford protection for the final design of the Syringe I.V. Infusion System. The Company has proceeded with two US patent filings on the Syringe I.V. Infusion System and has additional patents under investigation.

The patent position of companies such as Repro-Med and Gamogen generally is highly uncertain and involves complex legal and factual questions. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Moreover, some patent licenses held may be terminated upon the occurrence of certain events or become non-exclusive after a specified period. There can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold.

Government Regulation
The development, testing, production and marketing of the Company's products are subject to regulation by the FDA and the New York State Department of Health, and may be subject to further FDA regulation as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Additionally, the Company's products may be subject to regulation by similar agencies in other states and foreign countries. All the Company's currently marketed products have received the necessary FDA approvals for marketing in the US. The FDA reviews all devices regulated within its domain, and may require additional testing, clinical trials, or create other regulatory action which may adversely affect the Company's ability to market its medical products. One of the Company's gynecological products, the Thermal Cautery System, was approved by a grandfather provision of the FDA regulations having been in use prior to the Device Act of 1976, and therefore may at the

FDA's direction require recertification under the Pre-Market Approval Application ("PMA") to permit continued marketing. The FDA's PMA process may be costly and may not be cost effective when applied to products with limited market share.

The Company's Syringe I.V. Infusion System 510k application was submitted to the FDA for approval on July 28, 1993. On May 18, 1994 approval notification was issued by the FDA on this product. This notification allows the Company to commence marketing of the Syringe I.V. Infusion System when production is complete. At present the Company has no other 510k product applications filed and pending with the agency.

Marketing and Sales

Marketing of the Res-Q-Vac
Since its introduction in 1990, the Res-Q-Vac has received wide acceptance in the US Emergency Medical (ambulance services) market. The Res-Q-Vac suction system provides low cost, portability, and high performance and is easy of use. Major US Emergency Medical distributors, including Moore Medical, Dynamed, Armstrong Medical, and Matrx Medical, actively promote and advertise the Res-Q-Vac. In addition, the Res-Q-Vac device has been incorporated in the emergency resuscitation kits of two major suppliers to the doctor office and dentist office markets. The Company promotes the Res-Q-Vac through journal advertisements in major EMS publications, special catalog space promotions with larger EMS catalog houses, and attendance at US and international trade meetings.

Beginning in fiscal 1995, the Company increased its efforts in marketing the Res-Q-Vac in the export market. The Company employs advertising in the publication International Hospital Equipment to promote its export sales of the Res-Q-Vac. The Company hired a marketing representative in September 1994 to market the Res-Q-Vac and Gyneco's products to distributors in Europe. In fiscal 1997 the Company saw continued sales growth especially in Europe and the Far East.

The Company is pursuing sales of the Res-Q-Vac in other medical markets including the US homecare market and primarily outside the US in the midwifery market. The Res-Q-Vac is well suited to these two markets as a low cost in-home or travel unit for patients requiring routine suctioning or for out-of-hospital situations where portability and ease of use is essential.

OEM Products Sales
The Company's current OEM products are marketed by Osbon Medical Systems, division of Urohealth Systems Inc ("Osbon") in the impotence vacuum device market. The Company's current OEM products face competition in the impotence vacuum device market from products available from several manufacturers. Management believes that the Company's OEM products provide excellent performance and are competitively priced. As a result of increases in manufacturing costs and lower volume the Company implemented an increase in selling prices of its OEM products in March 1996.

Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996. As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715 a decline of $676,008 or 32% from the previous fiscal year.

The Company is presently engaged in the development of a medical device for an OEM customer based on the Company's suction technology. Under the Company's agreement with its OEM customer the Company will manufacture and sell this medical suction device to its OEM customer. Under the terms of its agreement for the development and manufacture of the OEM medical suction device and dependent on timely device development by the Company and the successful marketing of the device by its OEM customer, the Company anticipates annual revenues of approximately $700,000 to $900,000 from the sale of this medical suction device beginning in September 1997. There can be no guarantee, however, concerning the timely development of the medical suction device and that if timely developed that its OEM customer will be successful in marketing of the device.

THD Marketing
The Company's sales of the THD are minimal. Initial promotion of the THD in the US Urology market was unsuccessful and the Company has directed its main marketing efforts on its other products. Sales of the THD in fiscal 1997 were $5,727.

Marketing of the I.V. Products
The Company's Syringe I.V. Infusion System (trade-named the Freedom60 Syringe Infusion System) is well positioned for the present medical-economic environment. The system provides a constant flow of the I.V. fluid at a cost comparable to the use of minibags. Repro-Med has developed proprietary disposable replacement tubing (required for each infusion). These replacement tubing "sets" include calibrated micro-bore tubing and attachments to connect to standard I.V. infusion ports, lines and catheters. The Freedom60 Syringe I.V. Infusion System utilizes certain a standard syringe provided with the tubing "set".

On May 18, 1994, Repro-Med received approval notification from the FDA on the Syringe I.V. Infusion System which allows the Company to commence production and marketing of this I.V. delivery system. The Company has completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the disposable I.V. administration set components. The Company initiated production of the Freedom60 Syringe Infusion System in April 1997. In May 1997 the Company initiated advertising of the Freedom60 Syringe Infusion System in US infusion medical journals and promotion of this product at various US and international trade expositions. The Company is exploring various options for marketing and distribution of the Freedom60 Syringe Infusion System but has not yet finalized its plans.

Management believes that the Freedom60 Syringe Infusion System offers both the alternate site (ie. home infusion, nursing homes, etc) and hospital antibiotic I.V. marketplaces significant capital and supply cost savings in a convenient, safe, and reliable high performance I.V. system.

In addition to the administration of antibiotics, management believes that the Freedom60 design may offer advantages for the administration of pain control and oncology (chemotherapy) drugs and for emergency cardiac therapy. The Company is currently investigating the feasibility and modification of the Freedom60 design to accommodate these additional therapies. The Company has proceeded with two US patent filings on the Freedom60 Syringe Infusion System and has additional patents under investigation.

Marketing of Gynecological Products
Sales of the Masterson Biopsy System decreased $10,381 or 12% in the year due to continued erosion of the market for this device in the US due to competition from more convenient lower cost devices. Sales of the Thermal Cautery System products decreased by $33,889 in the year due primarily to increased competition in the US from other devices. Other Gyneco products sales decreased $4,006 or 17% in the current fiscal year. In the prior fiscal year Gyneco initiated an advertising effort to introduce its products outside the US. These efforts continued in the current fiscal year. Various other marketing programs for gynecological products are under investigation and may be implemented as Gyneco's financial resources allow.

Dependence on Customer
The Osbon Medical Systems division of Urohealth Systems, Inc. OEM product purchases represented 61% of the Company's total sales for the current fiscal year, ending February 1997. For the prior fiscal year the Osbon corporation's OEM product purchases represented 70% of the Company's total sales. As a result of increases in manufacturing costs and lower volume the Company implemented an increase in selling prices of certain of its OEM products in March 1996. A significant reduction in Company sales to Osbon could materially affect the Company's liquidity, cash flow, and profitability.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715, a decline of $676,008 or 32% from the previous fiscal year. Based on orders to-date and discussions with Osbon concerning anticipated purchases, management estimates sales to Osbon in the fiscal year ended February 1998 may be approximately 40% to 45% lower as compared to fiscal 1997. These estimates are based on the assumption that Osbon can continue to successfully manufacture and generate significant market acceptance for the Esteem products.

During the twelve month period ended March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April 1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work to-date on the Esteem products and for use of its proprietary design and manufacturing information. The Company has also advised Osbon that Repro-Med is available to initiate the manufacture the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To-date no resolution has been agreed to. Osbon remains a significant and important customer of Repro-Med.

Manufacturing
The Company assembles and tests the products at its owned facility in Chester, NY, occupying approximately 20,000 square feet of the 26,000 square foot facility. The Company purchases the parts required to manufacture the products from various vendors. The Company believes that it obtains a better price by purchasing certain parts from a single vendor. Certain injection molded parts are produced with tooling owned by the Company, which believes that it could locate an alternate source of supply by transferring the tooling to one of numerous injection molding vendors. Raw materials for molding of the Company's product components are available from multiple sources at competitive prices. The Company's sterile products are sent to outside contractors for sterilization.

Due to declining sales, competitive products entering the market, or product discontinuance, certain of the Company's inventory of the THD, the Pocket Pump 100 and Gyneco gynecological instruments, paper and belt products, and other accessories are obsolete. In the fiscal year ended February 1997 the Company incurred $4,148 in costs related to anticipated products obsolescence. In the fiscal year ended February 1996 the Company incurred $1,919 in costs related to products obsolescence.

Product Liability Insurance
The Company and Gyneco could be exposed to possible claims for personal injury resulting from the sale of allegedly defective products. The Company and Gyneco have obtained product liability insurance in an amount customary in the medical device industry for the THD, Res-Q-Vac, OEM and gynecological products. However, there is no assurance that this insurance will be sufficient to cover judgments which might be entered against the Company or Gyneco.

Competition

Res-Q-Vac
There are two other hand-held suction instruments known to the Company that are similar in concept to the Res-Q-Vac System. The most widely known device in the US market is V-Vac, a product name of the Laerdal Corporation, a company with much greater resources than the Company. The V-Vac device contains a large bore orifice that cannot easily be connected to small bore catheters for infant suctioning. Many users find the V-Vac's large handle inconvenient and difficult to activate. The second hand-held unit, manufactured by Vitalograph in England, is not widely distributed in the US. The Vitalograph does compete with the Res-Q-Vac in the major countries in Europe. This device is typically more expensive than the Res-Q-Vac and does not employ disposable canisters and circuits and hence, must be cleaned for reuse.

There are other electric operated portable suction pumps which compete with the Res-Q-Vac and these include: Laerdal compact suction, Gomco portable suction, Matrx Medical portables, among others. These units are heavier and not as compact as the Res-Q-Vac, and require battery power to operate, however they can be used in most emergency situations from pediatric suction through adult emergencies. The Res-Q-Vac is often sold as an essential backup to these devices in the event of battery failure or situations where extreme portability is needed.

OEM Products
The Company's current OEM products are marketed by Osbon in the impotence vacuum device market (see Dependence On Customer section above). The Company's current OEM products face competition in the impotence vacuum device market from products available from several manufacturers. Management believes that Osbon presently controls a substantial portion of the impotence device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are manufactured and marketed directly by Osbon. These new products were introduced by Osbon, in direct competition to the Company's OEM products, in June 1996.

I.V. Devices
The Syringe I.V. Infusion System (trade-named Freedom60 Syringe Infusion System) is intended to compete with existing traditional products in the I.V. market as follows:

1) Gravity systems - These consist of standard bags of infusion solutions combined with standard drip infusion sets and poles. These products are manufactured and marketed in the US primarily by three large diversified medical device and supply companies: Baxter Inc., Abbott Labs, and McGaw Inc, division of Ivax Inc. Gravity systems are inexpensive and serve as the mainstay of the I.V. market. On a cost-per-dose basis the Freedom60 Syringe Infusion System is designed to compete favorably with standard gravity systems. Gravity systems are used in various applications including antibiotic therapies both in alternate site and hospital markets.

2) Ambulatory Pump systems - These consist of single and multi-therapy electronic peristaltic pumping devices, some more recently equipped with remote programming capabilities. These systems require relatively expensive delivery tubing cassettes for each use and have high pump acquisition and maintenance costs. These pumps are used in narrow applications (primarily pain control and high frequency antibiotic infusions), requiring programmed infusions, primarily in the home setting. These products are manufactured and marketed by a large number of competing specialty pump companies. Deltec Inc., division of Smith Industries Ltd., and Sabratek Inc have significant shares of the ambulatory pump system specialty market.

3) Elastomeric disposable pump systems - These consist of single dose disposable "balloon"-pumping devices used primarily for home antibiotic and oncology infusions. These systems are simple for a patient to use and offer extreme portability. Very popular in the home market in the past, these products have lost significant market share in recent years due to their high cost-per-dose. These products remain a niche product for antibiotic patients requiring extreme simplicity or portability and long term infusion of oncology patients. These products are manufactured and marketed primarily by I-Flow Corporation and Baxter Inc.

4) Syringe driver pump systems - These consist primarily of single therapy electronic syringe-pumping devices, some with programming capabilities. These systems use relatively inexpensive delivery tubing and standard syringes similar to the Freedom60 Syringe Infusion System. Syringe driver pump systems have high acquisition and maintenance costs and are not considered to be portable. Syringe driver systems are manufactured by a large number of device companies in the US and Europe (i.e., Baxter Inc, Bard, Baxa, Fresenius, IVAC, Siemens). Syringe driver systems are popular especially in the hospital marketplace where portability is not a paramount concern.

In addition to the above there are a number of specialty pump systems (for example: Solopak Sidekick, I-Flow Medisis and Band-It, Baxter Maxx) which compete with and offer some alternative to the above.

There are other companies engaged in research and development in the medical field, many of which are well established. One or more of such companies with greater financial resources than the Company might develop products similar to the Syringe I.V. Infusion System and be in a position to market them more successfully than the Company or might develop products which render the Company's products obsolete or unnecessary.

Gyneco Products
Endometrial biopsy is a fast, reliable, safe and simple physician-office based procedure. It is felt to be a cost-effective alternative to dilation and curettage (D&C) which, although reliable in diagnosing intrauterine abnormalities, is typically performed in a hospital operating-room setting utilizing general anesthesia.

Competitors to Gyneco's Masterson Biopsy System for endometrial biopsy include the following disposable single-patient devices: Pipelle Vacuum Curette, Vabra Aspirator, and Tis-U-Trap system. Some physicians continue to use traditional stainless steel biopsy instruments which are available from a number of manufacturers. Stainless steel biopsy instruments are much less convenient but can be sterilized and reused many times.

Imported from France, the Pipelle is a very inexpensive device combining a flexible plastic tube 3mm in diameter with a small port near the tip. After inserting the device, suction is generated by manually withdrawing a locking plunger. As the plunger is withdrawn a sample column of tissue is suctioned into the tube. The tube is then withdrawn. Due to it's low cost and convenience the Pipelle is the leading device for use in outpatient endometrial biopsy procedures. Numerous devices similar to the Pipelle, including the Z-Sampler, are also available in the marketplace at prices competitive with the Pipelle.

The Vabra Aspirator and Tis-U-Trap, similar to the Masterson, are ideal when the physician needs larger specimen samples. Both feature plastic cannula and a tissue collection chamber but require an external source of suction, typically a portable electric vacuum pump.

The Gyneco Thermal Cautery System provides a simple, quick, and effective transection and coagulation of the fallopian tubes. There are three main surgical device systems which compete with Gyneco's Thermal Cautery System. The first of these are bipolar cauterization systems, which include a generator and reusable forceps, and can be acquired from a number of manufacturers. Bipolar cauterization systems accomplish transection and electrocoagulation through the use of alternating current arcing to heat and destroy tissue. These systems are also used in surgery on a routine basis for the elimination of tissue. The remaining two device systems use mechanical occlusion to effect a tubal sterilization. Mechanical Occlusion tubal sterilization involves permanently attaching a number of small mechanical devices using a specialized forceps-like instrument to occlude portions of each fallopian tube. The two systems are the Hulka Clip and the Yoon Falope Ring. The Hulka Clip consists of a plastic clamp and fastening spring. Use of the Hulka Clip requires specialty forceps called a "clip applicator" and a number of the single-use Hulka Clips. The Hulka Clip is marketed by Richard Wolf Medical Devices Corporation, Vernon Hills, IL. The Yoons Falope Ring method consists of a silicone rubber ring which is applied to a "loop" formed from the fallopian tube. Similar to the Hulka Clip, use of the Yoons Falope Ring requires a specialty forceps-like applicator. The Yoon Falope Ring system is marketed by Cabot Medical Corporation, Langhorne, PA.

Employee  Incentive Stock Option Plan
On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. As described in the Company's registration statement, the Option Plans were adopted:

        "..to provide stock options in order to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentives to employees of the Company and to promote the success of the Company's business."

Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares under the Option Plans as follows:


                                                                           PRICE       NO. SHARES & EARLIEST
NAME                               MAIN POSITION                         PER SHARE       DATE OF EXERCISE
----                               -------------                         ---------     ---------------------

Granted under the 1995 Stock Option Plan:
Sealfon, A.                        President                                $0.175       1,500,000, 3/1/95

Garringer, J.                      Executive VP                             $0.15        1,450,000, 3/1/95

Baker, M.                          Clinical Consultant                      $0.15          300,000, 3/1/95

Rombousek, F.                      Manager, Accounting                      $0.15          100,000, 3/1/95

Conti, B.                          Manager, Regulatory/QA                   $0.15           50,000, 3/1/95

Howarth, M.                        Manager, Marketing                       $0.15           50,000, 3/1/95

Lyons, S.                          Manager, Production                      $0.15           50,000, 3/1/95

Granted under the 1995 Stock Option Plan for Non-employee Directors:
Burns, Jr., R.                     Director                                 $0.15           20,000, 3/1/96
                                                                                            20,000, 3/1/97
                                                                                            20,000, 3/1/98
                                                                                            20,000, 3/1/99
                                                                                            20,000, 3/1/00

Carlson, J.                        Director                                 $0.15           20,000, 3/1/96
                                                                                            20,000, 3/1/97
                                                                                            20,000, 3/1/98
                                                                                            20,000, 3/1/99
                                                                                            20,000, 3/1/00

Spagnoli, R.                       Director                                 $0.15           20,000, 3/1/96
                                                                                            20,000, 3/1/97
                                                                                            20,000, 3/1/98
                                                                                            20,000, 3/1/99
                                                                                            20,000, 3/1/00



The option price of 15 cents per share is not less than the fair market value of the common stock on the date of the grant of the option. The option price of
17.5 cents per share is not less than 110% of the fair market value of the common stock on the date of the grant of the option. As of May 15, 1997 no options granted under the Option Plans have been exercised.

Employees
At February 28, 1997 the Company had 28 full time employees and no temporary employees. At February 29, 1996 the Company had 34 full time employees and no temporary employees.

Item 2.  Properties
On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. As of February 28, 1997 a total of $63,816 in interest expense due on the mortgage was recorded. Mortgage principal payments made as of February 28, 1997 were $11,434. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1997 a total of $71,989 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations.

Item 3. Legal Proceedings
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company is there any material litigation threatened against the Company.

Item 4. Submission of matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of the Company during the fiscal year ended February 28, 1997.

PART II

Item 5. Market-for-the-Registrant's-Common-Equity-and-Related
Shareholder Matters

The Company is authorized to issue 50,000,000 shares of Common Stock, $.01 par value, of which 22,142,000 shares were issued and outstanding as of February 28, 1997. At February 28, 1997, the Company's Common Stock was held by approximately 1400 holders of record.

The Company's Common Stock is traded in the over-the-counter market and was quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                              HIGH BID          LOW BID
                              --------          -------
Fiscal Year Ending
February 28, 1995:
1st  Quarter                   $0.16             $0.12
2nd Quarter                    $0.14             $0.09
3rd Quarter                    $0.14             $0.10
4th Quarter                    $0.13             $0.09

Fiscal Year Ending
February 29, 1996:
1st  Quarter                   $0.13             $0.08
2nd Quarter                    $0.19             $0.08
3rd Quarter                    $0.16             $0.10
4th Quarter                    $0.17             $0.11

Fiscal Year Ending
February 28, 1997:
1st  Quarter                   $0.14             $0.09
2nd Quarter                    $0.11             $0.07
3rd Quarter                    $0.15             $0.08
4th Quarter                    $0.19             $0.10

Fiscal Year Ending
February 28, 1998:
3/1/97 - 5/15/97               $0.12             $0.09

On February 2, 1993 the Company issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. The Company is obligated to pay semi-annual dividend payments of $4000 until conversion by shareholders or redemption by the Company. As of February 28, 1997 these 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 357,143 shares of Repro-Med common stock at $0.28 per share. These 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula:

        " ... The holder of any of the shares of Preferred Stock being issued hereunder shall have the right, at his/her option at any time, to convert any such shares of Preferred Stock into such number of fully paid and non-assessable whole shares of Common Stock as is obtained by multiplying the number of shares of Preferred Stock so to be converted by $10.00 and dividing the result by the conversion price of $0.20 per share or by the conversion price as last adjusted and in effect at the date any share or shares of Preferred Stock are surrendered for conversion (such price, or such price as last adjusted, being referred to herein as the "Conversion Price"). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. ..."

The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 1997, dividend payments on the Company's 10,000 issued shares of convertible preferred stock were $8,000.

Item 6. Management's-Discussion-and-Analysis-of-Financial Condition and Results of Operations

Liquidity and Capital Resources
At February 28, 1997, the Company had cash and equivalents on a consolidated basis of $734,076 as compared to $1,125,957 at February 29, 1996. The Company's cash and equivalents includes its Gamogen subsidiary's cash and equivalents of $1,368 at February 28, 1997 and $431 at February 29, 1996. The Company's net working capital at February 28, 1997 was $1,444,300. The Company's net working capital at February 29, 1996 was $1,770,867. The Company's liquidity, as reflected in its net working capital, decreased by $326,567 during the year ended February 1997. The decrease was primarily due to the decrease in cash and cash equivalents of $391,881. The decrease in cash and cash equivalents in the current fiscal year results from capital expenditures of $1,376,397, primarily for the acquisition in April 1996 of the Company's Chester, NY facility, offset in part by mortgage proceeds on the facility of $900,000 and earnings before tax of $234,817. The Company's net working capital includes its Gamogen subsidiary's net working capital of $121,703 at February 28, 1997 and $100,125 at February 29, 1996.

The Company and Gyneco sell their products to US and foreign distributors, US hospitals and private physicians, and OEM companies. Sales to US distributors, hospitals, private physicians, and OEM companies are mainly on 30 day net payment terms. A variety of payment terms are employed for export sales including cash prepayments, irrevocable letters of credit, time drafts and 45 day net payment. As of February 28, 1997 the Company's consolidated accounts receivable show that 95% of its receivable balance is current with the remaining balance of 5% less than 61 days past due.

The Company attempts to maintain sufficient inventory to enable it to promptly complete customer orders. During the year ended February 1997 the Company's total inventory decreased by $18,898. The decrease was due to lower OEM product sales requirements offset in part by purchases of components for the Company's new Syringe Infusion System product.

On July 10, 1993, Gamogen acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of Gamogen approved and on April 14, 1994 Gamogen signed with Zonagen, an agreement under which Zonagen acquired all rights of Gamogen to Gamogen's Oral Treatment for Male Impotence (see "Impotency Products"). In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement.

On May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the same group of private investors for $87,800.

On January 24, 1997 the Board of Directors Gamogen approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement (see "Impotency Products"). The Option is conditioned on the payment to Gamogen of one of the following amounts ("Option Price") less any Maintenance Payments (see below) received by Gamogen pursuant to the conditional amendment:
(i) if the Option is exercised on or before January 24, 1998, $750,000;
(ii) if the Option is exercised after January 24, 1998 but on or before January 24, 1999, $1,000,000;
(iii) if the Option is exercised after January 24, 1999 but on or before July 24, 1999, $1,500,000;
(iv) if the Option is exercised after July 24, 1999 but before the expiration of the Option, $1,750,000. Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to make any of the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option, with the final payment due on July 24, 1999. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 the Company recorded licensing income of $162,800 for the year ended February 1997.

As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of Vasomax (the Oral Treatment). There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product. As of May 19, 1997 Gamogen has not received any royalty payments under the Impotence Agreement. Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Although there can be no guarantee concerning Maintenance Payments under the Option, Gamogen does anticipate Maintenance Payments from Zonagen of $150,000 within the next 12 months.

On July 7, 1994 Dr. Adrian W. Zorgniotti, co-founder and Board Chairman of Repro-Med and Gamogen, died. At the time of Dr. Zorgniotti's death, a life insurance policy owned by Repro-Med was in effect. Under terms of this policy Repro-Med was the sole beneficiary of a $300,000 cash death benefit which the Company received on August 5, 1994 and classified as an Extraordinary Item on Its Consolidated Statement of Income for the fiscal year ended February 28, 1995.

In September 1993 the Company entered into an agreement with a US medical equipment company for the joint development and distribution of the Company's Syringe I.V. Infusion System ("Distribution Agreement"). Under terms of the Distribution Agreement the Company received $165,000 in advances to finance development and production of the Syringe I.V. Infusion System. In December 1994 the US medical equipment company and Repro-Med mutually agreed to terminate the Distribution Agreement ("Termination Agreement"). Under the terms of the Termination Agreement, Repro-Med retained all rights to the Syringe I.V. Infusion System, including design, patent, production tooling, and worldwide marketing rights, was released from any further obligations under the Distribution Agreement including repayment of the $165,000 in loan advances, and received a settlement payment of $108,325. To reflect the Termination Agreement, the Company recorded on its

Statement of Income for the fiscal year ended February 1995 a Gain On Termination Of Distribution Agreement of $211,650. This gain reflects the cancellation of $165,000 in loan advances, the settlement payment of $108,325, and the write-off of related capitalized expenses.

On October 31, 1995, the Company redeemed in a private transaction 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company redeemed in a private transaction 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The Treasury Stock shares while held by the Company will be voted exclusively by Mr. Sealfon as required by the voting trust. Treasury Stock shares may be sold at a future time or held by the Company for corporate use.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. As of February 28, 1997 a total of $63,816 in interest expense due on the mortgage was recorded. Mortgage principal payments made as of February 28, 1997 were $11,434. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1997 a total of $71,989 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations. The total cash expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total cash expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643.

During the year ended February 1996 the Company paid in full its bank term loan with The Bank Of New York. At February 1995 the loan balance was $36,000. In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. The line of credit is due on June 30, 1997 and following Key Bank review may be renewed annually. As of May 15, 1997 the Company has borrowed $200,000 on this line of credit.

Management continues its optimism that company revenues will increase due to continued growth in sales of the Res-Q-Vac, introduction of the Syringe I.V. Infusion System, and development and sale of the OEM medical suction device, limiting the impact of anticipated sales declines in its current OEM products and Gyneco products. The Company is continuing to develop new products and expand its operations. Management is seeking additional sources of capital to enable the Company's product development to proceed at a more aggressive pace. Management believes, however, that the Company's expansion can continue on the basis of currently available funds which includes working capital of $1,444,300 and additional cash flow derived from current operations. Management anticipates that the Company's total cash position will decline for fiscal 1998 due primarily to capital spending in the first quarter of the 1998 fiscal year for plastic injection molding tooling for the Syringe I.V. Infusion System product, a projected operating loss in the first quarter of the 1998 fiscal year of approximately $90,000 to $100,000, and increases in inventory, accounts receivable and other spending related to the Syringe I.V. Infusion System.

Results of Operations

Fiscal 1997 Compared To Fiscal 1996:
For the year ended February 28, 1997 the Company's sales were $2,398,976. Sales for the fiscal year ended February 29, 1996 were $3,060,268. Sales decreased in the current fiscal year by $661,292 or 22% as a result of a decrease in OEM product sales. Sales of OEM products were $1,468,715, a decrease in sales of $676,008 versus the prior fiscal year. The decline in sales was limited by an increase in sales of the Res-Q-Vac. Res-Q-Vac sales for the year ended February 28, 1997 improved to $653,237 an increase of $73,561 or 13% versus the previous fiscal year.

Gross profits from sales in fiscal 1997 and 1996 were $1,313,225 and 1,458,362, respectively. The decrease in gross profits of $145,137 or 10% was attributable to a 22% decrease in sales, primarily OEM products. The decline in gross profits due to the sales decline was limited by an increase in selling prices on OEM products effective March 1996. Selling, general, and administrative expenses for the fiscal year ended February 28, 1997 were $964,478 as compared with a total of $829,749 in the prior fiscal year. This increase of $134,729 is attributable primarily to increased sales commission and marketing costs directed at the Res-Q-Vac, initial maintenance expenses and property taxes on the new Chester, NY facility, and general increases in wage costs. Research and development costs totaled $236,086 in the current year as compared to $179,486 in the prior fiscal year due to increased expenditures for development of the Syringe I.V. Infusion System and the addition in May 1996 of one senior engineer position. Depreciation and amortization in the fiscal years ended February 1997 and 1996 were $90,497 and $66,108, respectively. Depreciation and amortization increased due to depreciation of the Chester, NY facility.

Net income from operations was $22,164 in the fiscal year ended February, 1997, a decrease of $360,855 versus the prior fiscal year. The decrease in income from operations is attributable primarily to decreased sales of OEM products and increases in selling, general, and administrative and research and development costs, increased losses from operations by Gamogen and increased depreciation expense. Gamogen's net loss from operations was $148,794 for the fiscal year ended February 1997 versus $111,800 in the prior fiscal year.

Non-operating income was $215,916 for the fiscal year ended February 1997 versus $25,573 in the prior fiscal year. The increase in non-operating income is primarily due to licensing income from the Impotence Agreement of $162,800 and rental income at the Chester facility of $71,989.

The Company's net income for the fiscal year ended February 1997 was $139,503 which includes net income of it's subsidiary, Gamogen, Inc., of $4,562. This compares to net income for the prior fiscal year of $232,416 which included a net loss of Gamogen of $64,875.

For the fiscal year ended February 1997 net income per common share on a fully diluted basis was $0.01. This compares with net income per common share for fiscal 1996 of $0.01.

Fiscal 1996 Compared To Fiscal 1995:
For the year ended February 29, 1996 sales were $3,060,268 an increase of $544,028 versus sales in the previous fiscal year. Sales for the fiscal year ended February 28, 1995 were $2,516,240. Sales increased primarily as a result of increased OEM and Res-Q-Vac sales. Sales of OEM products were $2,144,723, an increase in sales of $506,795 versus the prior fiscal year. Sales of the Res-Q-Vac improved to $579,676 for the fiscal year ended February 29, 1996 as compared to sales in the prior year of $539,246 due primarily to increased exports.

Gross profits from sales in fiscal 1996 and 1995 were $1,458,362 and $1,137,722, respectively. The increase in gross profits was attributable to increased sales of OEM products and the Res-Q-Vac. Selling, general, and administrative expenses were $829,749 as compared with a total of $748,281 in the prior fiscal year. This increase was attributable to increased selling costs directed at export marketing and general increases in wage costs. Research and development costs totaled $179,486 in the 1996 fiscal year as compared to $97,991 in the prior fiscal year due to increased expenditures from development of the Syringe I.V. Infusion System and general increases in wage costs. Depreciation and amortization in the fiscal years ended February 1996 and 1995 were $66,108 and $54,181, respectively.

Net income from operations was $383,019 in the fiscal year ended February, 1996. This reflects an increase of $145,750 versus the prior fiscal year. The increase of $145,750 in income from operations is attributable primarily to increased sales of OEM and Res-Q-Vac products offset in part by increased research and development costs for development of the Syringe I.V. Infusion System and increased operating losses by Gamogen. Gamogen's net loss from operations was $111,800 for the fiscal year ended February 1996 versus $43,900 in the prior fiscal year.

Non-operating income was $25,573 for the fiscal year ended February 1996 versus $227,743 in the prior fiscal year. This decrease is primarily due to an unusual gain recorded in the prior fiscal year of $211,650 on the termination of the Distribution Agreement. The Company's net income for the fiscal year ended February 1996 was $232,416 which includes a net loss of it's subsidiary, Gamogen, Inc., of $64,875. This compares to net income for the prior fiscal year of $1,201,581 which included a net loss of Gamogen of $17,914. Net income was higher in the prior fiscal year as a result of the following items of income recorded in the prior year: 1) proceeds of a $300,000 insurance death benefit; 2) licensing income of $47,107 from Gamogen's Impotence Agreement; 3) a gain of $211,650 on termination of the Distribution Agreement; 4) income of $449,684 from a change in the valuation of Deferred Taxes.

For the fiscal year ended February 1996 net income per common share before extraordinary items on a fully diluted basis was $0.01. This compares with $0.04 net income per common share before extraordinary items for fiscal 1995. For the fiscal year ended February 1996 net income per common share after extraordinary items on a fully diluted basis was $0.01. This compares with $0.05 net income per common share after extraordinary items for fiscal 1995.

Forward Looking Statements
Any statements which are not historical facts contained in this report are Forward Looking Statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of declines or increases in purchases of OEM products by Osbon in the year ending February 1998, other unexpected increases or decreases in sales of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System and OEM medical suction device, Zonagen's inability or refusal to pay the Maintenance Payments, Zonagen's exercise of the Option, approval of, sale of or royalties earned from the Oral Treatment, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Item 7. Financial Statements and Supplementary Data
The financial statements and supplementary data appear in a separate section of this report.

SELECTED INCOME STATEMENT DATA:
                                             1993            1994             1995             1996             1997
                                             ----            ----             ----             ----             ----
SALES ..............................     $ 1,556,230     $ 2,056,469      $ 2,516,240      $ 3,060,268      $ 2,398,976

COSTS AND EXPENSES .................       1,441,509       1,823,170        2,278,971        2,677,249        2,376,812

NON-OPERATING INCOME ...............           3,197           5,314          227,743           25,573          215,916

MINORITY INTEREST IN
(INCOME)LOSS OF SUBSIDIARY
                                              36,992          39,691           12,814           46,403           (3,263)

PROVISION (BENEFIT) FOR INCOME TAXES
                                              75,640          17,939         (423,755)         222,579           95,314

EXTRAORDINARY ITEMS ................          63,361               0          300,000                0                0

NET INCOME .........................         142,631         260,365        1,201,581          232,416          139,503

NET INCOME
PER COMMON SHARE ...................     $      0.01     $      0.01      $      0.05      $      0.01      $      0.01


SELECTED BALANCE SHEET DATA:
                                             1993            1994             1995             1996             1997
                                             ----            ----             ----             ----             ----
TOTAL CURRENT ASSETS ...............     $   742,705     $ 1,026,160      $1,964,383       $ 1,978,201      $ 1,638,675

TOTAL ASSETS .......................       1,008,208       1,363,392       2,630,112         2,470,713        3,350,683

TOTAL CURRENT LIABILITIES ..........         221,233         335,793         522,746           207,334          194,375

TOTAL LIABILITIES ..................         291,233         436,793         522,746           207,334        1,064,538

WORKING CAPITAL ....................         521,472         690,367       1,441,637         1,770,867        1,444,300

MINORITY INTEREST
IN SUBSIDIARY ......................         214,469         174,778         161,964           115,561          118,824

STOCKHOLDERS' EQUITY ...............         502,506         751,821       1,945,402         2,147,818        2,167,321


Item 8.  Changes in and Disagreements with Accountants
Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the Executive Officers and Directors of the Company:

    Name                         Age           Positions (Held since)                            Address
    ----                         ---           ----------------------                            -------
    Andrew I. Sealfon*            51           President  (3/80), Treasurer (5/83),              23 Allison Drive
                                               Chairman (7/94),Director (3/80),                  Monroe, NY 10950
                                               Chief Executive Officer (3/86)

    Dr. Paul Mark Baker           47           Director (5/91)                                   92 Irwin Ave
                                                                                                 Middletown, NY 10940

    Robert W. Burns, Jr.          49           Director (2/95)                                   c/o Zeon Medical Corp.
                                                                                                 50 Main Street
                                                                                                 White Plains, NY 10606

    John Carlson                  57           Director (2/87)                                   3 Alston Road
                                                                                                 Palm Beach Gardens, FL
                                                                                                 33418

    Jesse A. Garringer            46           Executive VP/GM (9/92),                           35 Orchard Hill Vista
                                               Secretary (8/93), Director  (7/94)                Florida, NY 10921
                                               Chief Financial Officer (1/95)

    Remo Spagnoli                 68           Director (8/93)                                   27 Slone Road
                                                                                                 Newburgh, NY 12550

* Mr. Sealfon may be deemed to be a "parent" and "promoter", as those terms are defined under the Securities Act of 1933, as amended, (the "Act").

All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Executive Officers hold office for one (1) year and until their successors have been elected and qualified.

Andrew I. Sealfon has served as President and a Director of the Company since March 1980, as Treasurer since May 1983, and effective July 1994 as Chairman of the Board of Directors. Mr. Sealfon is an electrical engineer and inventor and has been granted numerous United States patents in several different areas. From 1971 to June 1981, Mr. Sealfon served as a Vice President of Ceco Systems, Inc., Glen Cove, New York. Prior thereto he was employed as a member of the research staff of Riverside Research Institute from 1969 to 1971 and as a member of the technical staff of ITT Federal Laboratories, Avionics Division from 1967 to 1969. Mr. Sealfon is a graduate of Lafayette College.

Dr. Paul Mark Baker was appointed to the Board of Directors of Repro-Med on May 11, 1991. Dr. Baker assisted the Company in the development of the Res-Q-Vac Suction System. In addition, Dr. Baker has published results of use of the Res-Q-Vac in a letter to the Lancet, a medical journal. Dr. Baker was awarded his medical degree from Cornell University Medical College in 1975, is a practicing pediatrician in Middletown, NY and is attending at Department of Pediatrics Horton Memorial Hospital and attending at New York Hospital-Cornell Medical Center in New York City.

Robert W. Burns, Jr. was appointed to the Board of Directors of Repro-Med in February 1995. Mr. Burns is Director, Medical Products Development for Zeon Medical Corporation the medical products division of Nippon Zeon a large Japan polymer and rubber products company. Mr. Burns is responsible for all aspects of Zeon Medical's US medical business and is primarily involved in the development and transfer of US medical technology. Mr. Burns has held this position since February 1990. Prior to this position, Mr. Burns has served in various medical business development and medical marketing positions for the following companies: Cambridge Instruments (1988-89), Ohmeda, Division of BOC Ltd. (1984-89), Roche Biomedical Laboratories (1980-84), Nichols Institute (1978-80), Diamond Shamrock Health Services(1975-78), and New England Nuclear Corporation (1972-75). Mr. Burns also served on the staff of Baystate Medical Center, Springfield, MA from 1965 until 1972. Mr. Burns holds an BA in Biology from American International College, graduated as an Advanced E.M.T. in the State of NY, and has served on numerous ASTM medical standards committees.

John F. Carlson has been a Senior Vice President and the Chief Financial Officer, the Treasurer and a director of Ocurest Laboratories, Inc. ("Ocurest") since July 1996. Mr. Carlson has held management positions in the automotive accessories industries as President and Chief Executive Officer of Allied Plastics, Inc. ("Allied") from November 1992 to January 1995 and from June 1995 until joining Ocurest as General Manager of InterScept Products Corporation. In April, 1995, Allied filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. From 1986 to March 1992, Mr. Carlson was the President and Chief Executive Officer of JWT & Associates, a financial consultant. Mr. Carlson was a consultant of Rosenkrantz Lyon & Ross Incorporated from September 1986 to January 1988 and was appointed to the Board of Directors of Repro-Med in July 1987. From 1964 through 1986, Mr. Carlson held senior financial positions with Polygram Records, Inc., Viacom International, Inc., Worldwide Consumer Products Group of American Cyanamid Co. and The Mennen Company.

Jesse A. Garringer was hired by the Repro-Med in September 1992 to the position of Executive Vice President and General Manager, elected Secretary in August 1993, and appointed to the Board of directors of Repro-Med in July 1994. Mr. Garringer is responsible for marketing, financial, and general management of Repro-Med and Gamogen's subsidiary Gyneco, and assists in the strategic and financial management of Gamogen. Prior to accepting the position of Executive Vice President Mr. Garringer served in the position of Vice President Operations for Matrx Medical, Inc. Mr. Garringer held this position from July, 1988 until June, 1992. During the period July and August, 1992 Mr. Garringer was employed completing certain private consulting projects. Mr. Garringer helped co-found Matrx Medical, Inc. in a management buyout of two divisions of Ohmeda in July 1988 and was a major shareholder until its purchase by a large Canadian medical company in January 1992. Matrx Medical is a leading manufacturer of medical equipment for the Emergency Medical, Dental and Veterinary anesthesia markets. In his position, Mr. Garringer was responsible for Matrx's manufacturing, quality, and distribution operations. Prior to the buyout and establishment of Matrx Medical, Mr. Garringer held the position of Business Manager of Emergency Care for Ohmeda and established Ohmeda's position as a supplier to the Emergency Medical Market. In this position, Mr. Garringer provided strategic, marketing, product and manufacturing management for the Ohmeda's Emergency Care division. Mr. Garringer held this position from March, 1984 until July, 1988. Prior to this position, Mr. Garringer served in various financial and business planning positions for the following companies: Ohmeda, Division of BOC Ltd., Carborundum Co. a division of Standard Oil of Ohio, and Pratt & Lambert, Inc. Mr. Garringer holds an M.B.A in finance from

Canisius College, graduated as an Advanced E.M.T. in the State of NY, and has served on numerous medical standards committees and as a delegate to the ISO committee on Medical Suction.

Remo Spagnoli was appointed to the Board of Directors of Repro-Med in April 1993. Mr. Spagnoli is a principal founder of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli previously served as President and Chairman of CRS, Inc. until his retirement in 1993. Mr. Spagnoli presently consults for CRS, Inc.

Item 10.  Executive Compensation
Andrew I. Sealfon, President of the Company, received $164,219 in salary from the Repro-Med (including amounts attributable to services to the Company and Gyneco) during the fiscal year ended February 28, 1997 and earned an incentive bonus of $5,800 from Repro-Med in fiscal 1997 which is deferred for payment until June 1997. Under an agreement between Gamogen and Repro-Med for reimbursement of operating expenses and payroll costs, 25% of Mr. Sealfon's salary is allocated to Gamogen. Gamogen does not pay for any portion of Mr. Sealfon's fiscal 1997 bonus. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Jesse A. Garringer, Executive Vice President and Secretary, received $138,108 in salary from Repro-Med (including an amount attributable to services to the Company and Gyneco) and earned an incentive bonus of $4,350 from Repro-Med in fiscal 1997 which is deferred for payment until June 1997. Mr. Garringer's salary is paid by Repro-Med and charged to Gamogen on a basis commensurate with a direct allocation of time. Gamogen does not pay for any portion of Mr. Garringer's fiscal 1997 bonus. Mr. Garringer has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have any pension or profit sharing plan.

Summary Compensation Table:                                                                Long-term Compensation
---------------------------                                                                ----------------------
 (all figures are in dollars)                                                               Awards         Payouts
                                                                                            ------         -------
                                               Annual Compensation                   Restricted  Options/   LTIP       All Other
                                               -------------------                   ----------  --------   ----       ---------
 Name and Principle Position      FYE        Salary           Bonus     Other       Stock Awards   SARs    Payouts   Compensation
 ---------------------------      ---        ------           -----     -----       ------------   ----    -------   ------------
Andrew I. Sealfon,               1997        164,219           5,800    11,926            0         0        0            0
President                        1996        142,488          10,100    12,060            0         0        0            0
                                 1995        103,553          53,280    11,631            0         0        0            0

Jesse A. Garringer,              1997        138,108           4,350     5,926            0         0        0            0
Executive Vice President         1996        121,863           7,500     6,060            0         0        0            0
                                 1995         92,665          39,960     5,635            0         0        0            0

* Note, under an agreement between Repro-Med and Gamogen (see Item 1), Executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco, on the basis of individual employee time reporting. The total percentages allocated for the fiscal year ended February 1997 were as follows: for Gamogen 2%, for Gyneco 24%, and for Repro-Med 74%.

Table of Option Grants in the Fiscal Year Ended February 1997:

                                               Price        No. Shares & Earliest
Name                 Main Position           Per Share        Date of Exercise
----                 -------------           ---------        ----------------
Sealfon, A.          President                  na                   0
Garringer, J.        Executive VP               na                   0

Table of Aggregated Option Exercises in the Fiscal Year Ended February 1997 and Option Values at Fiscal Year-end February 1997:

                                                                                                                     Value of
                                                                                                                   Unexercised
                                                                                                                   In-the-Money
                                                                            Number of Unexercised Options at    Options at Fiscal
                                                                                  Fiscal Year-end                  Year-end (1)
                           Shares Acquired                                          Exercisable/                   Exercisable/
Name of Individual           on Exercise                 Value Realized             Unexercisable                  Unexercisable
------------------         ---------------               --------------     --------------------------------    -----------------
Andrew I. Sealfon                na                           $ 0
  Exercisable                                                                     1,500,000                         $ 22,500
  Unexercisable                                                                          0                                0

Jesse A. Garringer               na                           $ 0
  Exercisable                                                                     1,450,000                         $ 58,000
  Unexercisable                                                                          0                                0

(1) Calculated using the high bid price in the last quarter of the year ended February 1997 of $0.19 (see Item 5.)

Item 11.   Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 1997, the number of shares of Common Stock of the Company beneficially owned by each person owning more than 5% of the outstanding shares of the Company, by each officer and director, and by all officers and directors as a group:

                                                                              Number  of        Percent
Name and Address of Principal Shareholders and Identity of Group            Shares Owned       of Class        Notes:
----------------------------------------------------------------            ------------       --------        ------
Andrew I. Sealfon*                                                            10,538,750          45%          1,2,5
23 Allison Drive, Monroe, NY 10950

Dr. Paul Mark Baker                                                            1,169,000           5%          5
92 Irwin Ave, Middletown, NY 10940

Robert W. Burns, Jr.                                                              85,000           0           5
50 Main Street, White Plains, NY 10606

John Carlson                                                                      40,000           0           5
3 Alston Road,Palm Beach Gardens, FL, 33418

Jesse A. Garringer                                                             1,746,500           7%          5
35 Orchard Hill Vista, Florida, NY 10921

Remo Spagnoli                                                                    897,143           4%          3,4,5
27 Slone Road, Newburgh, NY 12550

All Directors and Officers as a Group (6 Persons)                             13,559,893          56%          1,2,3,4,5

*Andrew I. Sealfon may be deemed a "parent" and a "promoter" of the Company as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include 690,000 shares of the Company's common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Under the terms of a voting agreement dated June 30, 1992, Messrs. Sealfon and Zorgniotti agreed to vote their shares jointly when voting as stockholders. This agreement which is in effect for 10 years, survives Dr. Zorgniotti's death and currently effects the 3,571,500 shares previously owned by the Estate of A. Zorgniotti (2,000,000 shares of which were purchased by Repro-Med in 1996 and held as treasury stock and 1,571,500 of which were purchased in a private placement in January 1997 by a number of individual investors including an officer and three directors of Repro-Med) and 400,000 shares owned by the estate of J. Zorgniotti. The above calculations give effect to such 3,971,500 voting agreement shares with Mr. Sealfon being treated as the owner of shares voted by him.

(3) Includes 477,000 shares of the Company's Common Stock owned by six family members of Mr. Spagnoli.

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 1997 Mr. Spagnoli received $8,000 in cash dividends from his preferred stock. As of February 1997 Mr. Spagnoli's preferred stock can be redeemed for 357,143 shares of Repro-Med common stock. The above calculations give effect to these 357,143 common shares.

(5) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares under the Option Plans as follows:

                                                                      Price                      No. Shares & Earliest
Name                               Main Position                    Per Share                      Date of Exercise
----                               -------------                    ---------                      ----------------
Granted under the 1995 Stock Option Plan:
-----------------------------------------
Sealfon, A.                        President                          $0.175                        1,500,000, 3/1/95
Garringer, J.                      Executive VP                       $0.15                         1,450,000, 3/1/95
Baker, M.                          Clinical Consultant                $0.15                           300,000, 3/1/95
Rombousek, F.                      Manager, Accounting                $0.15                           100,000, 3/1/95
Conti, B.                          Manager, Regulatory/QA             $0.15                            50,000, 3/1/95
Howarth, M.                        Manager, Marketing                 $0.15                            50,000, 3/1/95
Lyons, S.                          Manager, Production                $0.15                            50,000, 3/1/95

Granted under the 1995 Stock Option
Plan for Non-employee Directors:
-----------------------------------
Burns, Jr., R.                     Director                           $0.15                            20,000, 3/1/96
                                                                                                       20,000, 3/1/97
                                                                                                       20,000, 3/1/98
                                                                                                       20,000, 3/1/99
                                                                                                       20,000, 3/1/00

Granted under the 1995 Stock Option
Plan for Non-employee Directors (continued):
--------------------------------------------
Carlson, J.                        Director                          $0.15                            20,000, 3/1/96
                                                                                                      20,000, 3/1/97
                                                                                                      20,000, 3/1/98
                                                                                                      20,000, 3/1/99
                                                                                                      20,000, 3/1/00

Spagnoli, R.                       Director                          $0.15                            20,000, 3/1/96
                                                                                                      20,000, 3/1/97
                                                                                                      20,000, 3/1/98
                                                                                                      20,000, 3/1/99
                                                                                                      20,000, 3/1/00

The above calculations give effect to purchase of shares exercisable within 60 days of February 1997 under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group. As of May 15, 1997 no options under the Option Plans have been exercised.

Item 12.  Certain Relationships and Related Transactions
In April, 1986, Gamogen issued 699,200 shares of Common Stock to Repro-Med for $41,779.

Repro-Med and Gamogen and its subsidiary Gyneco have an expense sharing agreement described in item 1.

To economize Company production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $62,776 in the fiscal year ended February 1997 and $62,973 in the prior fiscal year.

Andrew Sealfon, Dr. Adrian Zorgniotti and Dr. Paul Mark Baker each acquired 375,000 shares (a combined total of 1,125,000 shares) at $.04 per share pursuant to the Company's private placement in May, 1991 which raised the needed capital to proceed with the OEM manufacturing effort.

The foregoing transactions are believed by the Company to be on terms comparable to those that could have been obtained from unaffiliated third parties.

Messrs. Sealfon and Zorgniotti entered into a ten year voting agreement dated June 30, 1992 pursuant to which they agreed on their behalf and on behalf of their successors in interest to vote all the shares of the Company over which they then had voting control when voting for the election of directors (or as directors when filling vacancies in the board) for persons designated jointly by them with one half or a majority (if there are an odd number of directors) of the designees to be named by Mr. Sealfon and the remainder by Dr. Zorgniotti. The voting agreement further provides for either of them to designate all directors or to determine how all of the shares shall be voted on other matters requiring the approval of stockholders, in the event of the death of the other. Dr. Zorgniotti died July 7, 1994, therefore Mr. Sealfon has the exclusive right to vote all the shares covered under the voting agreement.

Part IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1 and 2
The response to this portion is submitted in the index to Item 8 which is in a separate section following Part IV

3 Exhibits
3(1)  Articles of Incorporation and By-laws*
3(2) Certificate of Amendment to Articles of Incorporation filed November 26, 1986.**

10 Material Contracts
10(3) Voting Agreement for Repro-Med Systems, Inc. Common Stock between
      Andrew I. Sealfon and Dr. Adrian Zorgniotti.*** l0(4) Assignment Agreement Among Zonagen, Inc., Gamogen, Inc. And
      Dr. Adrian Zorgniotti dated April 13, 1994.****
10(5) 1995 Stock Option Plan.*****
10(6) 1995 Stock Option Plan for Non-employee Directors.*****
10(7) Mortgage and Security Agreement and Promissory Note for $900,000 with
      Key Bank Of New York, dated April 30, 1996 ******

22 Subsidiary of Registrant
Gamogen, Inc. a New York corporation (58.3% owned).
Gyneco, Inc., a New York corporation, wholly-owned subsidiary of Gamogen, Inc.

(b) Reports on Form 8-K: No current Report dated on Form 8-K was filed during the fourth quarter of the fiscal year ended February 1997.
------------------------------------------------------------------------------
* Incorporated by reference from the Regulation a Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

** Incorporated by reference from the Annual Report on Form 10K of Repro-Med systems, Inc. for the fiscal year ended February 1987.

*** Incorporated by reference from the Annual Report on Form 10K of Repro-Med systems, Inc. for the fiscal year ended February 1993.

**** Incorporated by reference from the Annual Report on Form 10K of Repro-Med systems, Inc. for the fiscal year ended February 1994.

***** Incorporated by reference from the Annual Report on Form 10K of Repro-Med systems, Inc. for the fiscal year ended February 1995.

****** Incorporated by reference from the Annual Report on Form 10K of Repro-Med systems, Inc. for the fiscal year ended February 1996.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
---------------------
Andrew I. Sealfon, President
Dated:  May 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                                                        May 23, 1997
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, and
Chief Executive Officer


/s/ Jesse A. Garringer                                                                       May 23, 1997
----------------------
Jesse A. Garringer, Executive Vice-President, General Manager,
Secretary, Director, and Chief  Financial Officer


/s/ John F. Carlson                                                                          May 23, 1997
-------------------
John F. Carlson, Director


/s/ Dr. Paul Mark Baker                                                                      May 23, 1997
-----------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                                                            May 23, 1997
Remo Spagnoli, Director


/s/ Robert W. Burns, Jr.                                                                     May 23, 1997
 -----------------------
Robert W. Burns, Jr., Director

                       WEINGAST, ZUCKER & RUTTENBERG, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               11 HOLLAND AVENUE
                          WHITE PLAINS, NEW YORK 10603


                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1997, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

On February 28, 1995 the Company changed the valuation allowance for deferred income taxes. The effects of this change on net income for the year ended February 28, 1995 are disclosed in note 1.

/s/ Weingast, Zucker & Ruttenberg, LLP
--------------------------------------
White Plains, NY
April 28, 1997

                     Repro-Med Systems, Inc. And Subsidiary
                          Consolidated Balance Sheets

Assets                                                                    Feb 28, 1997                        Feb 29,1996
------                                                                    ------------                        -----------
Current Assets
--------------
Cash and Cash Equivalents (Note 2)                                         $   734,076                        $ 1,125,957
Accounts Receivable (Note 8)                                                   146,506                             87,489
Inventory (Notes 1 & 3)                                                        523,967                            542,865
Prepaid Expenses & Other Receivables                                            78,126                             65,890
Deferred Taxes - Current                                                       156,000                            156,000
                                                                           -----------                        -----------
Total Current Assets                                                         1,638,675                          1,978,201
--------------------                                                       -----------                        -----------
Property, Equipment And Other Assets (Notes 1, 4, & 6)
Land                                                                           290,303                                  0
Property and Equipment, Net                                                  1,324,856                            317,874
Deferred Taxes - Non-current                                                    23,659                            101,127
Other Assets, Net                                                               73,190                             73,511
                                                                         -------------                        -----------
Total Property, Equipment And Other Assets                                   1,712,008                            492,512
------------------------------------------                               -------------                        -----------
Total Assets                                                               $ 3,350,683                        $ 2,470,713
============                                                             =============                        ===========

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                                                           $   119,156                        $   114,202
Current Maturities of Long-term Debt (Note 6)                                   18,403                                  0
Other Current Liabilities (Note 5)                                              56,816                             93,132
                                                                          ------------                       ------------
Total Current Liabilities                                                      194,375                            207,334
-------------------------                                                 ------------                       ------------
Long-term Debt  (Note 6)                                                       870,163                                  0
--------------                                                            ------------                       ------------
Total Liabilities                                                            1,064,538                            207,334
-----------------                                                         ------------                       ------------

Minority Interest In Subsidiary                                                118,824                            115,561
-------------------------------                                           ------------                       ------------
Stockholder's Equity
--------------------
Preferred Stock, 8% Cumulative $.01 Par Value, Authorized
2,000,000 shares, Issued & outstanding
10,000 shares (Note 7)                                                             100                                100
Common Stock, $.01 Par Value, Authorized 50,000,000 Shares,
Issued and Outstanding 22,142,000 and
22,042,000 at respective dates (Note 1)
                                                                               221,420                            220,420
Warrants Outstanding                                                               140                                140
Additional Paid-In Capital                                                   3,040,662                          3,033,662
Accumulated (Deficit)                                                         (953,001)                        (1,084,504)
Treasury Stock at Cost (2,275,000 and 275,000 shares at
respective dates) (Note 7)
                                                                              (142,000)                           (22,000)
                                                                         -------------                        -----------
Total Stockholder's Equity                                                   2,167,321                          2,147,818
--------------------------                                               -------------                        -----------
Total Liabilities And Stockholders' Equity                                 $ 3,350,683                        $ 2,470,713
==========================================                               =============                        ===========

See Notes To Financial Statements

                     Repro-Med Systems, Inc. And Subsidiary
                       Consolidated Statements Of Income
                              For The Years Ended

                                                                   Feb 28, 1997          Feb 29, 1996        Feb 28, 1995
                                                                   ------------          ------------        ------------

Sales (Notes 1 & 8)                                                $  2,398,976           $ 3,060,268         $ 2,516,240

Costs And Expenses:
Cost of Goods Sold                                                    1,085,751             1,601,906           1,378,518
Selling, General & Administrative Expenses                              964,478               829,749             748,281
Research and Development                                                236,086               179,486              97,991
Depreciation and Amortization                                            90,497                66,108              54,181
                                                                   ------------            ----------         -----------
                                                                      2,376,812             2,677,249           2,278,971
                                                                   ------------             ---------         -----------

Net Income From Operations                                               22,164               383,019             237,269
--------------------------

Non-Operating Income (Expense):
Licensing Income                                                        162,800                     0              47,107
Rental Income                                                            71,989                     0                   0
Interest (Expense)                                                      (63,816)                    0                   0
(Loss) on Termination of Building Lease                                       0                     0            (58,261)
Gain On Termination Of Distribution Agreement                                 0                     0             211,650
Interest & Other Income (Expense)                                        44,943                25,573              27,247
                                                                   ------------            ----------         -----------
                                                                        215,916                25,573             227,743
                                                                   ------------            ----------         -----------


Income Before Minority Interest
Share of Operations                                                     238,080               408,592             465,012
-------------------
Minority Interest In (Income) Loss of Subsidiary                         (3,263)               46,403              12,814
                                                                   ------------            ----------         -----------
Net Income Before Income Taxes
------------------------------
and Extraordinary Items                                                 234,817               454,995             477,826
-----------------------
Provision (Benefit) For Income Taxes (Note 11)                           95,314               222,579           (423,755)
                                                                   ------------            ----------         -----------
Net Income Before Extraordinary Items                                   139,503               232,416             901,581
-------------------------------------
Extraordinary Item: Life Insurance Proceeds                                   0                     0             300,000
                                                                   ------------            ----------         -----------
Net Income After Extraordinary Items                               $    139,503            $  232,416        $  1,201,581
====================================                               ============            ==========        ============

Net Income Per Common Share Before
Extraordinary Items (Notes 1 & 10)                                 $       0.01            $     0.01        $       0.04
                                                                   ============            ==========        ============

Net Income Per Common Share After
Extraordinary Items (Notes 1 & 10)                                 $       0.01            $     0.01        $       0.05
                                                                   ============            ==========        ============

See Notes To Financial Statements

                     Repro-Med Systems, Inc. And Subsidiary
                            Statements Of Cash Flows
                              For The Years Ended

                                                                  Feb 28, 1997     Feb 29, 1996    Feb 28, 1995
                                                                  ------------     ------------    ------------
Cash Flows From Operating Activities
Net Income                                                         $   139,503      $   232,416    $  1,201,581

Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Income (Loss) Of Minority Interests                                      3,263         (46,403)        (12,814)
Depreciation and Amortization                                           90,497           66,108          54,181
Decrease (Increase) In Accounts Receivable                            (59,017)          167,625        (71,749)
Decrease (Increase) In Inventory                                        18,898           15,115       (164,142)
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                                     (12,236)            5,722        (42,965)
Decrease (Increase) In Deferred Taxes                                   77,468          192,557       (449,684)
Increase (Decrease) In Accounts Payable                                  4,954         (95,242)          82,845
Increase (Decrease) In Other Current Liabilities                      (36,316)        (184,170)         104,108
Increase (Decrease) In Other Long-term Liabilities                           0                0        (65,000)
                                                                   -----------       ----------     -----------
Net Cash Provided By Operating Activities                              227,014          353,728         636,361
-----------------------------------------                          -----------       ----------     -----------

Cash Flows From Investing Activities
(Acquisition) of Property and Equipment                            (1,376,397)         (83,893)        (80,971)
(Acquisition) of Other Assets                                         (11,064)          (1,555)         (8,023)
                                                                   -----------       ----------     -----------
Net Cash (Used) by Investing Activities                            (1,387,461)         (85,448)        (88,994)
---------------------------------------                            -----------       ----------     -----------

Cash Flows From (Used By) Financing Activities
Proceeds From Mortgage                                                 900,000                0               0
Proceeds From Issuance of Common Stock                                   8,000                0               0
Preferred Stock Dividend                                               (8,000)          (8,000)         (8,000)
Repayment Of Mortgage                                                 (11,434)                0               0
Repayment of Note                                                            0         (36,000)        (36,000)
(Acquisition) of Treasury Stock                                      (120,000)         (22,000)               0
                                                                   -----------       ----------     -----------
Net Cash Provided (Used) by Financing Activities                       768,566         (66,000)        (44,000)
------------------------------------------------                   -----------       ----------     -----------

Net Increase (Decrease) In Cash and
Cash Equivalents                                                     (391,881)          202,280         503,367
Cash and Cash Equivalents - Beginning of Year                        1,125,957          923,677         420,310
                                                                   -----------       ----------     -----------
Cash and Cash Equivalents - End of Year                            $   734,076       $1,125,957     $   923,677
=======================================                            ===========       ==========     ===========

Supplementary Data - Interest Paid                                     $63,816           $1,595          $4,773
------------------

See Notes To Financial Statements

                   Repro-Med Med Systems, Inc. And Subsidiary
                Consolidated Statements of Stockholders' Equity
                                       $

                                                                                            Warrants and
                                                                                             Additional              Treasury
                                                      Preferred Stock      Common Stock       Paid-In    Accumulated  Stock
                                      Total Equity    .01 Par Value       .01 Par Value       Capital     (Deficit)  at Cost
                                     -------------    -------------       -------------       -------     ---------  -------
                                                    Shares       $Amt   Shares      $Amt
                                                    ------       ----   ------      ----

Stockholders' Equity 2/94                751,821       10,000    100  22,042,000   220,420   3,033,802   (2,502,501)        0
                                      ----------   ----------    ---  ----------  --------  ----------   ----------  --------

Changes FYE 2/95:
Payment of Preferred Stock Dividends      (8,000)        --       --        --        --          --         (8,000)     --
Net Income                             1,201,581         --       --        --        --          --      1,201,581      --

Stockholders' Equity 2/95              1,945,402       10,000    100  22,042,000   220,420   3,033,802   (1,308,920)        0
                                      ----------   ----------  -----  ----------  --------  ----------   ----------  --------

Changes FYE 2/96:
Payment of Preferred Stock Dividends      (8,000)        --     --          --        --          --         (8,000)     --
Net Income                               232,416         --     --          --        --          --        232,416      --
Treasury Stock at Cost                   (22,000)        --     --          --        --          --           --     (22,000)

Stockholders' Equity 2/96              2,147,818       10,000    100  22,042,000   220,420   3,033,802   (1,084,504)  (22,000)
                                      ----------   ----------  -----  ----------  --------  ----------   ----------  --------

Changes FYE 2/97:
Issuance of Common Stock
                                           8,000         --     --       100,000     1,000       7,000         --        --
Payment of Preferred Stock Dividends      (8,000)        --     --          --        --          --         (8,000)     --
Net Income                               139,503         --     --          --        --          --        139,503      --
Treasury Stock at Cost                  (120,000)        --     --          --        --          --           --    (120,000)

Stockholders' Equity 2/97              2,167,321       10,000    100  22,142,000   221,420   3,040,802     (953,001) (142,000)
------------------------------------  ----------   ----------  -----  ----------  --------  ----------   ----------  --------

See Notes To Financial Statements

                     Repro-Med Systems, Inc. And Subsidiary
                   Notes To Consolidated Financial Statements
                             February 1997 And 1996

Note 1 - Organization And Summary Of Significant Accounting Policies

A. Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production, and marketing of medical devices used in the treatment of the human condition.

These consolidated financial statements include the accounts of Repro-Med Systems, Inc. and Gamogen, Inc. (the majority-owned subsidiary of Repro-Med). All intercompany balances and transactions have been eliminated in consolidation.

B.  Revenue is recognized when the Company's products are shipped.

C. Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

D. Property and equipment is stated at cost. Property is being depreciated over forty years and equipment is being depreciated over five to twelve years utilizing both the straight-line and accelerated methods of depreciation.

E. Inventory is valued at the lower of cost (first-in, first-out method), or market.

F. Income per share is based on the weighted average number of shares of Common Stock outstanding and Common Stock equivalents (see note 10). The following summarizes the number of shares outstanding for each of the periods:

     Period Ending                                Number of Common Shares
     -------------                                -----------------------
     February 1995                                      22,042,000
     February 1996                                      22,042,000
     February 1997                                      22,142,000

G. On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans.

H. On February 28, 1995 the Company changed the valuation allowance for deferred income taxes to zero from minus $662,519. The valuation allowance had been previously calculated at the maximum amount which had reduced the value of the Company's deferred income taxes asset balance to zero. Now that the Company has shown consistent and significant taxable income, it is expected that the net operating loss carry forward on federal income taxes, which as of February 28, 1997 is $460,000, will be used by and will generate a tax benefit to the Company. The amount of the tax benefit anticipated as of February 28, 1997 is $179,659 or an effective tax savings rate of approximately 39% of the remaining net operating loss carry forward of $460,000. The

                     Repro-Med Systems, Inc. And Subsidiary
                   Notes To Consolidated Financial Statements
                             February 1997 And 1996


Note 1 - Organization And Summary Of Significant Accounting Policies,
         Item H   (continued)

change the valuation allowance for deferred income taxes on February 28, 1995 increased the Company's net income for the year ended February 28, 1995 by $449,684.

Note 2 - Cash And Cash Equivalents Cash and Cash Equivalents Consist of:

                                                                     February 1997          February 1996
                                                                     -------------          -------------
Checking Accounts                                                        $  96,534             $  163,155
Money Market Accounts                                                            0                 12,338
Petty Cash                                                                   1,000                  1,000
US Treasury Bills                                                          635,740                948,662
Other                                                                          802                    802
                                                                          --------             ----------
Cash And Cash Equivalents                                                 $734,076             $1,125,957
=========================                                                 ========             ==========

Note 3 - Inventory
Inventory Consists Of:
                                                                     February 1997          February 1996
                                                                     -------------          -------------
Raw Materials                                                           $  197,151             $  286,967
Work In Process                                                            109,207                 76,456
Finished Goods                                                             217,609                179,442
                                                                           -------                -------
Inventory                                                              $   523,967            $   542,865
=========                                                              ===========            ===========

Note 4 - Property And Other Assets
This category consists of:

Property and Equipment:                                              February 1997          February 1996
-----------------------                                              -------------          -------------
Building & Building Improvements                                       $   916,076            $   125,981
Furniture and Equipment                                                    884,212                629,058
Less:  Accumulated Depreciation                                          (475,432)               (437,165)
                                                                         ---------               --------
Net Property & Equipment                                               $ 1,324,856            $   317,874
========================                                               ===========            ===========

Other Assets:
Patent Costs                                                           $   193,573            $   191,508
Deferred Charges                                                            28,800                 19,800
Goodwill                                                                    14,137                 14,137
Less:  Accumulated Amortization                                          (163,320)              (151,934)
                                                                         ---------              ---------
Net Other Assets                                                     $      73,190          $      73,511
================                                                     =============          =============

Note 5 - Other Current Liabilities
Other Current Liabilities consist of:
                                                                     February 1997          February 1996
                                                                     -------------          -------------
Taxes Payable                                                         $     17,216           $     12,187
Accrued Expenses                                                            39,600                 80,945
                                                                            ------                 ------
Other Current Liabilities                                               $   56,816             $   93,132
=========================                                               ==========             ==========


                     Repro-Med Systems, Inc. And Subsidiary
                   Notes To Consolidated Financial Statements
                             February 1997 And 1996

Note 6 - Long-term Debt
On April 30, 1996 the Company purchased it's manufacturing and office facility in Chester, NY for $1,030,000 and executed a mortgage in the amount of $900,000. The mortgage is a ten year loan with 20 year amortization and payable in monthly installments of $7993 including principal and interest at the rate of 8.82% for years 1 through 5. Interest for years 6 through 10 is calculated at a fixed interest rate based on the Key Bank of New York base bank rate plus 1/2% or a fixed rate to be negotiated. The remaining balance is due April 30, 2006. Fiscal year maturities of long-term debt at February 28, 1997 were as follows:

       1998                              $18,403
       1999                               20,093
       2000                               21,939
       2001                               23,954
       2002                               26,154
       thereafter                        778,023
                                        --------
                                        $888,566

Note 7 - Capitalization And Certain Capital Transactions

On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual a rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 1997 the Convertible Cumulative Preferred Stock can be converted to 357,143 shares of common stock at the conversion price of 28 cents per share.

On October 31, 1995, the Company purchased in a private offering 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company purchased in a private offering 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The 2,000,000 shares redeemed on September 10, 1996 while held by the Company will be voted exclusively by Mr. Sealfon until June 30, 2002 as required by the voting trust. Treasury Stock shares may be sold at a future time or held by the Company for corporate use.

Note 8 - Major Customer

The Company sells a substantial portion of its products to Osbon Medical Systems a division of Urohealth Systems, Inc ("Osbon"). For the year ended February 1997, sales to Osbon aggregated $1,468,715. At February 28, 1997, amounts due from Osbon included in accounts receivable were $72,816. For the years ended February 1996 and 1995, sales to Osbon aggregated $2,144,723 and $1,637,928, respectively. At February 29, 1996 and February 28, 1995, amounts due from Osbon included in accounts receivable were $0 and $152,550, respectively. As a result of increases in manufacturing costs and lower volume the Company implemented an increase in selling prices of certain of its products which are sold to Osbon in March 1996. A significant reduction in Company sales to Osbon could materially affect the Company's liquidity, cash flow, and profitability.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are

                     Repro-Med Systems, Inc. And Subsidiary
                   Notes To Consolidated Financial Statements
                             February 1997 And 1996

Note 8 - Major Customer (continued)

anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715 a decline of $676,008 or 32% from the previous fiscal year. Based on orders to-date and discussions with Osbon concerning anticipated purchases, management estimates sales to Osbon in the fiscal year ended February 1998 may be approximately 40% to 45% lower as compared to fiscal 1997. These estimates are based on the assumption that Osbon can continue to successfully manufacture and generate significant market acceptance for the Esteem products.

Note 9 - Related Party Transactions

During the years ended February 1997 and 1996, the Company paid to an affiliate $62,776 and $62,793, respectively for use of tooling equipment. These amounts have been eliminated upon consolidation.

Note 10-Earnings Per Share

Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the period (including 2,275,000 shares held as treasury stock, see note 7). Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock.

Earnings Per Common Share:                                      Feb 1997                Feb 1996                Feb 1995
--------------------------                                      --------                --------                --------
Earnings Before Extraordinary Item                                 $ .01                   $ .01                   $ .04
Extraordinary Item                                                   .00                     .00                     .01
                                                                   -----                   -----                   -----
Net Earnings                                                       $ .01                   $ .01                   $ .05
============                                                       =====                   =====                   =====
Weighted Average Number of Shares of Common Stock and
Common Stock Equivalents
=====================================================         22,499,143              22,426,615              22,458,666
                                                              ==========              ==========              ==========

Note 11 - Income Taxes

Effective February 28, 1994 the company adopted statement Number 109 of the Financial Accounting Standards, Accounting for Income Taxes ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. As of February 28, 1997 Repro-Med has a net operating loss carry forward ("NOL") of approximately $460,000 available to offset its future income tax liabilities. The NOL will begin to expire in the year 2000 and has been used to offset deferred taxes for financial purposes.

The provision for income taxes consists of the following:

                                 Year-ended:        2/28/97                 2/29/96                   2/28/95
                                 -----------        -------                 -------                   -------
Current Taxes                                     $  17,846             $    30,022                $    25,929
Deferred Taxes                                       77,468                 192,557                  (449,684)
                                                     ------                 -------                  ---------
Provision for Income Taxes                        $  95,314               $ 222,579                 $(423,755)
                                                  =========               =========                 ==========