Form 10QSB
period 1997-05-31
REPRO MED SYSTEMS INC
filed 1997-07-11
CIK 704440

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM l0-QSB

                               QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MAY 31, 1997

                        Commission File Number 0-12305

                            REPRO-MED SYSTEMS, INC
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEW YORK                                              13-3044880
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              identification No.)

24 Carpenter Road, Chester, New York                              10918
---------------------------------------                         ----------
(Address of principle executive offices)                        (Zip Code)

                                (914) 469-2042
                                --------------
             (Registrant's telephone number, including area code)

                 17 Industrial Place, Middletown, NY, 10940 .
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

At May 31, 1997 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements

Balance Sheets - May 31, 1997, May 31, 1996 and February 28, 1997. Statements of Income - For the three month period ended May 31, 1997 and May 31, 1996.
Statements of Cash Flow - May 31, 1997 and May 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                                  Repro-Med Systems, Inc And Subsidiary
                                      Consolidated Balance Sheets

                                                                                   May 31, 1997      May 31, 1996       Feb 28,1997
                                                                                   ------------      ------------       -----------
Assets
Current Assets
Cash and Cash Equivalents                                                           $   705,976       $   972,804       $   734,076
Accounts Receivable                                                                     206,895           303,340           146,506
Inventory                                                                               632,259           620,356           523,967
Prepaid Expenses & Other Receivables                                                     54,883            89,881            78,126
Deferred Taxes - Current                                                                156,000           156,000           156,000
                                                                                    -----------       -----------       -----------
Total Current Assets                                                                  1,756,013         2,142,381         1,638,675
--------------------                                                                -----------       -----------       -----------
Land, Property, Equipment And Other Assets

Land                                                                                    290,303           409,500           290,303
Property and Equipment, Net                                                           1,373,248           906,228         1,324,856
Deferred Taxes - Non-current                                                             71,186            62,535            23,659
Other Assets, Net                                                                        73,847            71,093            73,190
                                                                                    -----------       -----------       -----------
Total Property, Equipment And Other Assets                                            1,808,584         1,449,356         1,712,008
------------------------------------------                                          -----------       -----------       -----------
Total Assets                                                                        $ 3,564,597       $ 3,591,737       $ 3,350,683
============                                                                        ===========       ===========       ===========

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                                                                    $    53,838       $   157,039       $   119,156
Mortgage Payable - Current Portion                                                       18,403            14,420            18,403
Bank Line of Credit Payable                                                             260,000                 0                 0
Other Current Liabilities                                                               125,966           126,454            56,816
                                                                                    -----------       -----------       -----------
Total Current Liabilities                                                               458,207           297,913           194,375
-------------------------                                                           -----------       -----------       -----------
Mortgage Payable - Long Term Portion                                                    865,520           885,580           870,163
------------------------------------                                                -----------       -----------       -----------
Total Liabilities                                                                     1,323,727         1,183,493         1,064,538
-----------------                                                                   -----------       -----------       -----------

Minority Interest In Subsidiary                                                         120,966           139,754           118,824
-------------------------------                                                     -----------       -----------       -----------

Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par Value, 2,000,000 shares
authorized, 10,000 issued and outstanding                                                   100               100               100
Common Stock, $.01 Par Value, 50,000,000 shares authorized,
22,142,000, issued and outstanding                                                      221,420           221,420           221,420
Warrants Outstanding                                                                        140               140               140
Additional Paid-In Capital                                                            3,040,662         3,040,662         3,040,662
Accumulated (Deficit)                                                                (1,000,418)         (971,832)         (953,001)
Treasury Stock at Cost (2,275,000, 275,000 and 2,275,000 shares at
respective dates),                                                                     (142,000)          (22,000)         (142,000)
                                                                                    -----------       -----------       -----------
Total Stockholder's Equity                                                            2,119,904         2,268,490         2,167,321
--------------------------                                                          -----------       -----------       -----------
Total Liabilities And Stockholders' Equity                                          $ 3,564,597       $ 3,591,737       $ 3,350,683
==========================================                                          ===========       ===========       ===========


                     Repro-Med Systems, Inc And Subsidiary
                       Consolidated Statements Of Income
                          For The Three Months Ended

                                                            May 31, 1997 May 31, 1996
                                                            ------------ ------------
Sales                                                        $ 332,468    $ 718,702

Costs And Expenses:
Cost of Goods Sold                                             115,852      318,697
Selling, General & Administrative Expenses                     293,116      243,337
Research and Development                                        40,736       56,180
Depreciation and Amortization                                   32,853       18,648
                                                             ---------    ---------
                                                               482,557      636,862
                                                             ---------    ---------
Net Income (Loss) From Operations                             (150,089)      81,840
---------------------------------

Non-Operating Income (Expense):
-------------------------------
Licensing Income                                                50,000       87,800
Rental Income                                                   21,525        7,414
Interest (Expense)                                             (22,790)      (6,725)
Interest & Other Income                                          8,552       11,582
                                                             ---------    ---------
                                                                57,287      100,071
                                                             ---------    ---------
Income (Loss) Before Minority Interest Share of Operations     (92,802)     181,911
----------------------------------------------------------
Minority Interest In (Income) Loss of Subsidiary                (2,142)     (24,193)
                                                             ---------    ---------
Net Income (Loss) Before Income Taxes                          (94,944)     157,718
-------------------------------------
(Provision) Benefit For Income Taxes                            47,527      (45,046)
                                                             ---------    ---------
Net Income  (Loss)                                           $ (47,417)   $ 112,672
==================                                           =========    =========

Net Income (Loss) Per Common Share                           $    0.00    $    0.01
==================================                           =========    =========



                     Repro-Med Systems, Inc And Subsidiary
                           Statements Of Cash Flows
                          For The Three Months Ended

                                                      May 31, 1997    May 31, 1996
                                                      ------------    ------------
Cash Flows From Operating Activities
------------------------------------
Net Income (Loss)                                    $   (47,417)     $   112,672

Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
Income (Loss) Of Minority Interests                        2,142           24,193
Depreciation and Amortization                             32,853           18,648
Decrease (Increase) In Accounts Receivable               (60,389)        (215,851)
Decrease (Increase) In Inventory                        (108,292)         (77,491)
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                         23,243          (23,991)
Decrease (Increase) In Deferred Taxes                    (47,527)          38,592
Increase (Decrease) In Accounts Payable                  (65,318)          42,837
Increase (Decrease) In Other Current Liabilities          69,150           33,322
                                                     -----------      -----------
Net Cash Provided By Operating Activities               (201,555)         (47,069)
-----------------------------------------            -----------      -----------

Cash Flows From Investing Activities
------------------------------------
(Acquisition) of Land, Property and Equipment            (78,462)      (1,013,919)
(Acquisition) of Other Assets                             (3,440)            (165)
                                                     -----------      -----------
Net Cash (Used) by Investing Activities                  (81,902)      (1,014,084)
---------------------------------------              -----------      -----------

Cash Flows From (Used By) Financing Activities
----------------------------------------------
Proceeds From Mortgage                                         0          900,000
Proceeds From Line Of Credit                             260,000                0
Proceeds From Issuance of Common Stock                         0            8,000
Repayment Of Mortgage                                     (4,643)               0
                                                     -----------      -----------
Net Cash Provided (Used) by Financing Activities         255,357          908,000
------------------------------------------------     -----------      -----------

Increase (Decrease) In Cash and Cash Equivalents         (28,100)        (153,153)
Cash and Cash Equivalents - Beginning of Year            734,076        1,125,957
                                                     -----------      -----------
Cash and Cash Equivalents - End of Period            $   705,976      $   972,804
=========================================            ===========      ===========

Supplementary Data - Interest Paid                   $    22,790      $     6,725
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

PART I, Item 2
                     Repro-Med Systems, Inc And Subsidiary
               Management's Discussion and Analysis of Financial
 Condition and Results of Operations for use with 10-QSB for the Quarter Ended
                                 May 31, 1997

Capital Resources and Liquidity
Cash and equivalents on a consolidated basis were $705,976 at May 31, 1997, as compared to $972,804 at May 31, 1996, a decrease of $266,828. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc, of $1,932 at May 31, 1997, and $91,138 at May 31, 1996.

Net working capital on a consolidated basis at May 31, 1997 was $1,297,806, as compared to $1,844,468 at May 31, 1996. Net working capital included Gamogen, Inc net working capital of $138,996 at May 31, 1997, and $161,580 at May 31, 1996.

The Company's liquidity declined as reflected in the three month decrease in its net working capital of $146,494 versus the balance at February 29, 1997 of $1,444,300. The three month decrease in net working capital, reflected primarily by an increase in the Company's line of credit, results primarily from $81,902 in purchases for production tooling and equipment and patent expenditures for the Freedom60(TM) Syringe Infusion System (see description below) and the Company's net loss of $47,417. Versus the balance at May 31, 1996 the Company's net working capital decreased $546,662 primarily due to $440,940 in capital spending, since March 31, 1996, for improvements to the Company's new Chester facility (see description below) and production tooling and equipment primarily for the Freedom60 Syringe Infusion System.

The Company has developed a non-electric, portable I.V. delivery system, trade-named the Freedom60(TM) Syringe Infusion System ("Freedom60 System") which employs a unique pump, standard syringes, and proprietary disposable tubing resulting in a very low cost per infusion. The Company has secured the necessary FDA approvals on the Freedom60 System and completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the disposable administration set components. The Company initiated production of the Freedom60 System in April 1997. In May 1997 the Company initiated advertising in US infusion medical journals and promotion at various US and international trade expositions. The Company is exploring various options for marketing and distribution of the Freedom60 System but has not yet finalized its plans. The Company is presently in negotiations with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, which include hospitals, nursing homes, and home infusion service providers. Among other performance requirements, this agreement, as proposed, would require the following minimum purchases by the organization's dealers in order to maintain exclusive distribution rights:

1.) Upon execution of the agreement, the purchase of an aggregate of 2,000 infusion pumps and 100,000 units of the disposable syringe/tubing sets;

2.) The following minimum annual unit purchases of infusion pumps and disposable syringe/tubing sets.

                                  Year 1            Year 2           Year 3
                                  ------            ------           ------
      Infusion Pumps              17,000            30,000           49,000
      Syringe/tubing Sets       1,400,000          3,200,000        4,800,000

For the first year of the proposed agreement the dealer purchase price per unit on the Infusion Pumps and Disposable Syringe/tubing Sets are $31 per pump and $1.61 per set.

There can be no guarantee that the proposed distribution agreement will be entered into, or that the Company or the organization's dealers will be successful in establishing distribution of the Freedom60 Syringe I.V. Infusion System, or if distribution is established that the Company or the organization's dealers will be successful in marketing and selling of the device, or if the distribution agreement as contemplated is entered into, that minimum purchases to maintain exclusive distribution rights will be maintained.

The Company is presently engaged in the development of a medical device for an OEM customer based on the Company's suction technology. The Company's agreement with its OEM customer requires scheduled advance payments for engineering and production tooling costs of approximately $90,000. As of May 30, 1997 the Company has received payment of $30,000 in payments for engineering expenses. Under the Company's agreement with its OEM customer the Company will manufacture and sell this medical suction device to its OEM customer. Under the terms of its agreement for the development and manufacture of the OEM medical suction device and dependent on timely device development by the Company and the successful marketing of the device by its OEM customer, the Company anticipates annual revenues of approximately $800,000 to $900,000 from the sale of this medical suction device. There can be no guarantee, however, concerning the timely development of the medical suction device and that, if timely developed, its OEM customer will be successful in marketing of the device. The OEM medical suction device under development may compete with the Company's other OEM products, but in management's opinion will not significantly reduce sales of other OEM products.

On July 10, 1993 the Company's 58% owned subsidiary, Gamogen, acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of Gamogen approved and on April 14, 1994 Gamogen signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights of Gamogen to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal to the following percentages of net sales of the Oral Treatment for Male
Impotence:
            Aggregate Net Sales:                       % Royalty
            -------------------                        ---------
            First    $100,000,000                         6%
            Second   $100,000,000                         5%
            Third    $100,000,000                         4%
            Excess Over $300,000,000                      3%

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

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. For the three months ended May 31, 1997 a total of $19,338 in interest expense due on the mortgage was recorded. Total mortgage principal payments for the three months ended May 31, 1997 were $4,643. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. For the three months ended May 31, 1997 a total of $21,525 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and additional rent payments by Key Bank of 35% of all property taxes paid. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations. The total expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643. The total expenditure in the fiscal quarter ended May 31, 1997 for capital improvements related to this real estate purchase was $1,925.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. The line of credit was due on June 30, 1997. Pending its review for the renewal of this line of credit for an additional one year term, on June 30, 1997 Key Bank of New York extended the line of credit to September 30, 1997. As of May 30, 1997 the Company has borrowed and has outstanding debt of $260,000 on this line of credit.

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

The Osbon Medical Systems division of Urohealth Systems, Inc. ("Osbon") OEM product purchases represented 61% of the Company's total sales for the current fiscal year, ending February 1997. As a result of increases in manufacturing costs and lower volume the Company implemented an increase in selling prices of certain of its OEM products in March 1996.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715, a decline of $676,008 from the previous fiscal year. Based on orders to-date and discussions with Osbon concerning anticipated purchases, management estimates sales to Osbon in the fiscal year ended February 1998 may be approximately 50% to 60% lower as compared to fiscal 1997. These estimates are based on the assumption that Osbon can continue to successfully manufacture and generate significant market acceptance for the Esteem products.

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

Repro-Med sales of OEM products to Osbon in the quarter ended May 31, 1997 were $111,888, or 34% of sales, and were at the increased selling prices noted above. Repro-Med sales of OEM products to Osbon in the quarter ended May 31, 1996 were $489,899, or 68% of sales.

Excessive purchases of OEM products by Osbon in the quarter ended November 30, 1996 resulted in a large increase in Osbon inventory of the Company's OEM products. Due to subsequent efforts by Osbon to reduce these high inventory levels, sales to Osbon in the fiscal quarter ended February 1997 were at reduced levels and totaled $72,816. Sales to Osbon increased in the fiscal quarter ended May 31, 1997 and totaled $111,888. Based on discussions with Osbon, management anticipates that Osbon purchases of OEM products will continue to increase in the fiscal quarter ended August 1997.

Management continues its optimism that company revenues will increase due to continued growth in sales of the Res-Q-Vac, introduction of the Syringe I.V. Infusion System, and development and sale of the OEM medical suction device, limiting the impact of the decline in its OEM product sales to Osbon. The Company is continuing to develop new products and expand its operations. Management is seeking additional sources of capital to enable the Company's product development to proceed at a more aggressive pace. Management believes, however, that the Company's expansion can continue on the basis of currently available funds which includes working capital of $1,297,806 and additional cash flow derived from operations. Management anticipates that the Company's operating cashflow will decline for fiscal 1998 due to capital spending in the first quarter of the 1998 fiscal year for plastic injection molding tooling for the Syringe I.V. Infusion System product, an operating loss in the first quarter of the 1998 fiscal year, and increases in inventory, accounts receivable and other spending related to the Syringe I.V. Infusion System.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of expected purchases of OEM products by Osbon, other unexpected increases or decreases in sales of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations

Results For Three Months Ended May 31, 1997 As Compared With Three Months Ended May 31, 1996:
In the three months ended May 31, 1997 the loss from operations was $150,089 as compared to income from operations of $81,840 in the three months ended May 31, 1996. The decrease in operating income resulted primarily from an anticipated decline in sales of OEM products to Osbon (see above) and increased depreciation and amortization expense related to the Chester facility. The decline in operating income was limited in part by improved margins on cost of goods sold and decreased research and development expense versus the first quarter of the prior fiscal year. Research and development expenses, in the quarter ended May 1997, were reduced by $20,000 in payments received for the development of the new OEM medical suction device. Sales in the current quarter were $332,468 versus sales of $718,702 in the same quarter of the prior fiscal year. The decline in sales resulted from a decrease in OEM product purchases by Osbon (see above). Cost of goods sold decreased $202,845 as a result of decreased OEM product sales volume. Margins on sales after cost of goods sold improved versus the same quarter of the prior fiscal year due, in part, to increased prices on OEM products (see Capital Resources and Liquidity section above) and improved product sales mix. Selling, general, and administrative expenses were $293,116. Selling, general, and administrative expenses increased $49,779, versus the same quarter of the prior year, due primarily to increased property taxes, utilities, and maintenance costs on the new Chester facility and increased marketing costs related to the Freedom60 System. Research and development expenses totaled $40,736 in the current quarter and, due to payments received towards development of the new OEM medical suction device, declined $15,444 as compared to the same quarter of the prior fiscal year. Depreciation and amortization were $32,853 in the current quarter, as compared to $18,648 in the same quarter of the prior fiscal year. The increase in depreciation and amortization is due primarily to increased depreciation expense on the Chester facility.

In the quarter ended May 31, 1997, the loss before taxes was $94,944 as compared to income before taxes of $157,718 in the quarter ended May 31, 1996. The loss before taxes resulted from the loss from operations. The loss before taxes was limited by $57,287 in non-operating income due to licensing income of $50,000 and rental income on the Chester facility of $21,525 offset in part by interest expense.

The net loss was $47,417 for the quarter ended May 31, 1997, as compared to net income of $112,672 in the quarter ended May 31, 1996. The net loss per common share was $0.00 in the current quarter. Income per common share was $0.01 in the quarter ended May 31, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC

/s/ Andrew I. Sealfon                                             July 14, 1997
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                            July 14, 1997
----------------------
Jesse A. Garringer, Executive Vice-President, General Manager,
Secretary, Director, and Chief  Financial Officer