Form 10QSB
period 1997-08-31
REPRO MED SYSTEMS INC
filed 1997-10-14
CIK 704440

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM l0-QSB

                               QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1997

                        Commission File Number 0-12305

                            REPRO-MED SYSTEMS, INC
            (Exact name of registrant as specified in its charter)

          NEW YORK                                            13-3044880
------------------------------                            -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           identification No.)

  24 Carpenter Road, Chester, New York                           10918
---------------------------------------                        ---------
(Address of principle executive offices)                       (Zip Code)

                                (914) 469-2042
                                --------------
             (Registrant's telephone number, including area code)



                                                .
      ------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X No __

At August 31, 1997 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
Item 1.  Financial Statements
Balance Sheets - August 31, 1997, August 31, 1996 and February 28, 1997. Statements of Income - For the three month period ended August 31, 1997 and August 31, 1996.
Statements of Cash Flow - August 31, 1997 and August 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                     Repro-Med Systems, Inc And Subsidiary

                          Consolidated Balance Sheets

                                                                              Aug 31, 1997         Aug 31, 1996       Feb 28,1997
                                                                              ------------         ------------       -----------
Assets
Current Assets
Cash and Cash Equivalents                                                       $  611,095           $  927,021        $  734,076
Accounts Receivable                                                                815,859              344,803           146,506
Inventory                                                                          675,611              582,770           523,967
Prepaid Expenses & Other Receivables                                                66,398               84,525            78,126
Deferred Taxes - Current                                                           156,000              156,000           156,000
                                                                                 ---------            ---------       -----------
Total Current Assets                                                             2,324,963            2,095,119         1,638,675
                                                                                 ---------            ---------       -----------
Land, Property, Equipment And Other Assets

Land                                                                               290,303              409,500           290,303
Property and Equipment, Net                                                      1,391,260              904,018         1,324,856
Deferred Taxes - Non-current                                                        76,827               18,286            23,659
Other Assets, Net                                                                   70,540               68,596            73,190
                                                                                 ---------            ---------     -------------
Total Property, Equipment And Other Assets                                       1,828,930            1,400,400         1,712,008
                                                                                 ---------            ---------     -------------
Total Assets                                                                   $ 4,153,893         $  3,495,519     $   3,350,683
============                                                                   ===========         ============     =============

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                                                                 $  97,613           $  104,847      $    119,156
Current Portion Long-term Debt                                                      70,188               14,420            18,403
Bank Line of Credit Payable                                                         85,000                    0                 0
Other Current Liabilities                                                          171,285               77,608            56,816
                                                                                ----------          -----------         ---------
Total Current Liabilities                                                          424,086              196,875           194,375
                                                                                ----------          -----------         ---------
Long Term Debt                                                                   1,059,607              881,856           870,163
                                                                                ----------          -----------         ---------
Total Liabilities                                                                1,483,693            1,078,731         1,064,538
                                                                                 ---------          -----------         ---------

Minority Interest In Subsidiary                                                    310,811              122,012           118,824
                                                                                ----------          -----------         ---------

Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par Value, 2,000,000 shares
authorized, 10,000 issued and outstanding                                              100                  100               100
Common Stock, $.01 Par Value, 50,000,000 shares authorized,
22,142,000, issued and outstanding                                                 221,420              221,420           221,420
Warrants Outstanding                                                                   140                  140               140
Additional Paid-In Capital                                                       3,040,662            3,040,662         3,040,662
Accumulated (Deficit)                                                             (760,933)            (945,546)         (953,001)
Treasury Stock at Cost (2,275,000, 275,000 and 2,275,000 shares at
respective dates),                                                                (142,000)             (22,000)         (142,000)
                                                                                ----------            ---------         ---------
Total Stockholder's Equity                                                       2,359,389            2,294,776         2,167,321
                                                                                ----------            ---------         ---------
Total Liabilities And Stockholders' Equity                                     $ 4,153,893         $  3,495,519       $ 3,350,683
==========================================                                     ===========         ============       ===========

                     Repro-Med Systems, Inc And Subsidiary

                       Consolidated Statements Of Income

                                                             For Three Months Ended                   For Six Months Ended
                                                        Aug 31, 1997         Aug 31, 1996       Aug 31, 1997        Aug 31, 1996
Sales:
Product Sales                                                 $  422,623          $  637,548         $  755,091         $ 1,356,250
Sale of Impotence Treatment                                      708,000                   0            708,000                   0
                                                              ----------          ----------         ----------         -----------
                                                               1,130,623             637,548          1,463,091           1,356,250
                                                              ----------          ----------         ----------         -----------
Costs And Expenses:
Cost of Goods Sold                                               198,243             266,970            314,095             585,667
Selling, General & Administrative
 Expenses                                                        302,489             246,555            595,605             489,892
Research and Development                                          20,488              58,520             61,224             114,700
Depreciation and Amortization                                     31,471              21,168             64,324              39,816
                                                              ----------          ----------         ----------         -----------
                                                                 552,691             593,213          1,035,248           1,230,075
                                                              ----------          ----------         ----------         -----------

Net Income (Loss) From Operations                                577,932              44,335            427,843             126,175


Non-Operating Income (Expense):
Licensing - Maintenance
Payments (Credits)                                              (125,000)                  0            (75,000)                  0
Licensing - Non-compete Payments                                       0                   0                  0              87,800
Rental Income                                                     21,525              21,525             43,050              28,939
Interest (Expense)                                               (26,628)            (16,839)           (49,418)            (23,564)
Interest & Other Income                                            6,804              10,240             15,356              21,822
                                                              ----------          ----------         ----------         -----------
                                                                (123,299)             14,926            (66,012)            114,997
                                                              ----------          ----------         ----------         -----------
Income (Loss) Before Minority Interest
 Share of Operations                                             454,633              59,261            361,831             241,172
Minority Interest In (Income) Loss of Subsidiary
                                                                (189,844)             17,742           (191,986)             (6,451)
                                                              ----------          ----------         ----------         -----------
Net Income Before Income Taxes                                   264,789              77,003            169,845             234,721


Provision (Benefit) For Income Taxes                              21,303              46,717            (26,224)             91,763
                                                              ----------          ----------         ----------         -----------
Net Income                                                    $  243,486           $  30,286         $  196,069          $  142,958
==========                                                    ==========           =========         ==========          ==========

Net Income Per Common Share                                   $     0.01           $    0.00         $     0.01          $     0.01
===========================                                   ==========           =========         ==========          ==========

                     Repro-Med Systems, Inc And Subsidiary

                           Statements Of Cash Flows
                             For Six Months Ended

                                                                              Aug 31, 1997        Aug 31, 1996
Cash Flows From Operating Activities
Net Income (Loss)                                                               $  196,069     $  142,958

Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
Income (Loss) Of Minority Interests                                                191,987          6,451
Depreciation and Amortization                                                       64,324         39,816
Decrease (Increase) In Accounts Receivable                                        (669,353)      (257,314)
Decrease (Increase) In Inventory                                                  (151,644)       (39,905)
Decrease (Increase) In Prepaid Expenses &
Other Receivables                                                                   11,728        (18,635)
Decrease (Increase) In Deferred Taxes                                              (53,168)        82,841
Increase (Decrease) In Accounts Payable                                            (21,543)        (9,355)
Increase (Decrease) In Other Current Liabilities                                   114,468        (15,524)
                                                                                 ---------      ----------
Net Cash Provided By Operating Activities                                         (317,132)       (68,667)
                                                                                 ---------      ----------

Cash Flows From Investing Activities
(Acquisition) of Land, Property and Equipment                                     (124,638)     (1,030,295)
(Acquisition) of Other Assets                                                       (3,440)           (250)
                                                                                 ---------      ----------
Net Cash (Used) by Investing Activities                                           (128,078)     (1,030,545)
                                                                                 ---------      ----------

Cash Flows From (Used By) Financing Activities
Proceeds From Mortgage                                                                   0         900,000
Proceeds From Term Loan                                                            250,000               0
Proceeds (Repayment) Line Of Credit                                                 85,000               0
Preferred Stock Dividend                                                            (4,000)         (4,000)
Proceeds From Issuance of Common Stock                                                   0           8,000
Repayment Of Mortgage and Term Loan                                                 (8,771)         (3,724)
                                                                                 ---------      ----------
Net Cash Provided (Used) by Financing Activities                                   322,229         900,276
                                                                                 ---------      ----------

Increase (Decrease) In Cash and Cash Equivalents                                  (122,981)       (198,936)
Cash and Cash Equivalents - Beginning of Year                                      734,076       1,125,957
                                                                                 ---------      ----------
Cash and Cash Equivalents - End of Period                                      $   611,095     $   927,021
=========================================                                      ===========     ===========

Supplementary Data - Interest Paid                                             $    49,418     $    23,564


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

PART I, Item 2
                     Repro-Med Systems, Inc And Subsidiary

 Management's Discussion and Analysis of Financial Condition and Results of
    Operations for use with 10-QSB for the Quarter Ended August 31, 1997


Capital Resources and Liquidity
Cash and equivalents on a consolidated basis were $611,095 at August 31, 1997, as compared to $927,021 at August 31, 1996, a decrease of $315,926. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc, of $6,185 at August 31, 1997, and $61,974 at August 31, 1996.

Net working capital on a consolidated basis at August 31, 1997 was $1,900,877, as compared to $1,898,244 at August 31, 1996. Net working capital included Gamogen, Inc net working capital of $606,715 at August 31, 1997, and $122,470 at August 31, 1996.

The Company's liquidity improved as reflected in the six month increase in its net working capital of $456,577 versus the balance at February 29, 1997 of $1,444,300. The six month increase in net working capital, reflected primarily by increases in accounts receivable and inventory, results primarily from net income of $196,069 and an increase in minority interest in Gamogen of $191,986. The increase in working capital was offset in part by $91,659 in purchases for production tooling and equipment and patent expenditures for the Freedom60(TM) Syringe Infusion System (see description below). Versus the balance at August 31, 1996 the Company's net working capital increased $2,633 primarily due to increases in accounts receivable and inventory offset by $443,338 in capital spending, since March 31, 1996, for improvements to the Company's new Chester facility (see description below) and production tooling and equipment primarily for the Freedom60 Syringe Infusion System.

The Company has developed a non-electric, portable I.V. delivery system, trade-named the Freedom60(TM) Syringe Infusion System ("Freedom60 System") which employs a unique pump, standard syringes, and proprietary disposable tubing resulting in a very low cost per infusion. The Company has secured the necessary FDA approvals on the Freedom60 System and completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the disposable administration set components. The Company initiated production of the Freedom60 System in April 1997. In May 1997 the Company initiated advertising in US infusion medical journals and promotion at various US and international trade expositions. Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. Although no minimum purchase commitments are required under this agreement, the agreement includes, as a condition to maintaining these exclusive distribution rights, the following annual dealer purchase volumes of infusion pumps and disposable syringe/tubing sets, beginning July 1997:

                                             Year 1                  Year 2                  Year 3
                                             ------                  ------                  ------
      Infusion Pumps                           7,000                  15,000                   25,000
      Syringe/tubing Sets                    635,000               1,600,000                2,400,000

For the first year of the agreement the dealer purchase price per unit on the infusion pumps and disposable syringe/tubing sets are $31 per pump and $1.61 per set. Under the agreement the Company will rebate to the organization, on a monthly basis, an amount equal to 2.5% of the aggregate value of purchases by the organization's dealers.

There can be no guarantee that the organization's dealers will be successful in establishing distribution of the Freedom60 Syringe I.V. Infusion System, or if distribution is established that the Company or the organization's dealers will be successful in marketing and selling of the device, or that the annual dealer purchase volumes, to maintain exclusive distribution rights, will be achieved.

The Company is presently engaged in the development of a medical device for an OEM customer based on the Company's suction technology. The Company's agreement with its OEM customer requires scheduled advance payments for engineering and production tooling costs of approximately $93,000. As of May 30, 1997 the Company has received payment of $93,030 in payments for engineering expenses and purchase of Company tooling. Under the Company's agreement with its OEM customer the Company will manufacture and sell this medical suction device to its OEM customer. Under the terms of its agreement for the development and manufacture of the OEM medical suction device and dependent on timely device development by the Company and the successful marketing of the device by its OEM customer, the Company anticipates annual revenues of approximately $800,000 to $900,000 from the sale of this medical suction device. There can be no guarantee, however, concerning the timely development of the medical suction device and that, if timely developed, its OEM customer will be successful in marketing of the device. The OEM medical suction device under development may compete with the Company's other OEM products, but in management's opinion will not significantly reduce sales of other OEM products.

On July 10, 1993 the Company's 58% owned subsidiary, Gamogen, acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors approved and on April 14, 1994 Gamogen signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment.

In the year ended February 1995 Gamogen recorded income from the Impotence Agreement of $47,107 ($100,000 in licensing payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement.

On May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with certain non-compete terms of the Impotence Agreement. On June 20, 1996 Gamogen sold the 19,512 restricted shares to a small group of private investors for $87,800. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. non-restricted common stock.

On January 24, 1997 the Board of Directors approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:
1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
   Treatment;
2) Gamogen's rights to market the Oral Treatment in counties where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

The Option was conditioned on the payment to Gamogen the amount of $750,000 ("Option Price") if the Option were exercised by January 24, 1998 less any Maintenance Payments (see below) received by Gamogen. The Option included increases in the Option Price for later exercise of the Option through January 24, 2000.

Under the conditional amendment Zonagen was granted the option, provided however, that Zonagen make the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000 which Gamogen recorded as licensing income. In July 1997 Gamogen received a second maintenance payment of $75,000 under the conditional amendment.

In August 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On August 31, 1997 Gamogen recorded a $558,000 accounts receivable which results from the sale of the impotence oral treatment for $708,000 and offsetting credits allowed on two maintenance payments previously received totaling $150,000. Gamogen subsequently received payment from Zonagen on October 1, 1997 in the net amount of $558,000. The amount of $558,000 is detailed as follows:

         Sale of Impotence Oral Treatment                          $708,000
         less : credits for Maintenance Payments                   (150,000)
                                                                  ---------
         Net Payment                                               $558,000

As a result of this payment Zonagen has exercised the Option and Gamogen and the Company are not entitled to further payments under the Assignment
Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments which are included in the Company's selling general and administrative expenses for the quarter ended August 31, 1997.

Beyond the above items, the Company's ability to increase its revenue and develop other new products is primarily based on capital it derives from current operations.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5.
For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank.
The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. For the six months ended August 31, 1997 a total of $39,190 in interest expense on the mortgage was recorded. Total mortgage principal payments for the six months ended August 31, 1997 were $8,771. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through
20. For the six months ended August 31, 1997 a total of $43,050 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and additional rent payments by Key Bank of 35% of all property taxes paid. Key
Bank intends to maintain local branch operations in the leased portion of the building. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations. The total expenditure in the fiscal year ended
February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643. The total expenditure in the fiscal quarter ended August
31, 1997 for capital improvements related to this real estate purchase was $2,398.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. At August 7, 1997 the Company had outstanding debt of $260,000 on this line of credit. The line of credit was due on September 30, 1997 and was paid in full and closed on August 8, 1997. On August 8, 1997, the Company secured from Key Bank of New York a $250,000 4-year term loan and a new line of credit of $500,000. At August 31, 1997 the Company had outstanding debt of $250,000 on the 4-year term loan and $85,000 on the line of credit. The proceeds of the term-loan were used to pay $250,000 of the outstanding balance of the previous line of credit of $260,000. The interest rate on the term loan is fixed at an annual rate of 8.83%. Principal payments on the term loan are monthly beginning September 8, 1997 at a rate of $6,216 per month, plus accrued interest to date. The interest rate on the line of credit is prime rate plus one-half of one percent (currently 9.0% per annum). At September 30, 1997 the Company had outstanding debt of $245,685 on the 4-year term loan and $160,000 on the line of credit.

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

The Osbon Medical Systems division of Imagyn Medical Inc., formerly Urohealth
Systems, Inc., ("Osbon") OEM product purchases represented 61% of the Company's total sales for the fiscal year, ending February 1997.

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

Repro-Med sales of OEM products to Osbon in the quarter ended August 31, 1997 were $159,840, or 38% of product sales and 14% of total sales. Repro-Med sales of OEM products to Osbon in the quarter ended August 31, 1996 were $394,128, or 62% of product sales and total sales. Repro-Med sales of OEM products to Osbon in the six month period ended August 31, 1997 were $271,728, or 36% of product sales and 19% of total sales. Repro-Med sales of OEM products to Osbon in the six month period ended August 31, 1996 were $884,027, or 65% of product sales and total sales.

Excessive purchases of OEM products by Osbon in the quarter ended November 30, 1996 resulted in a large increase in Osbon inventory of the Company's OEM products. Due to subsequent efforts by Osbon to reduce these high inventory levels, sales to Osbon in the fiscal quarter ended February 1997 were at reduced levels and totaled $72,816. Sales to Osbon increased in the fiscal quarter ended May 31, 1997 and totaled $111,888. Sales to Osbon increased further in the fiscal quarter ended August 31, 1997 and totaled $159,840.
Based on discussions with Osbon and purchase orders received, management anticipates that Osbon purchases of OEM products will continue to increase in the fiscal quarter ended November 1997.

Management continues its optimism that company revenues will increase due to continued growth in sales of the Res-Q-Vac, introduction of the Syringe I.V.
Infusion System, and development and sale of the OEM medical suction device, limiting the impact of the decline in its OEM product sales to Osbon. The
Company is continuing to develop new products and expand its operations.
Management is seeking additional sources of capital to enable the Company's product development to proceed at a more aggressive pace. Management believes, however, that the Company's expansion can continue on the basis of currently available funds which includes working capital of $1,900,877 and additional cash flow derived from operations.

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


Results of Operations

Results For Three Months Ended August 31, 1997 As Compared With Three Months
Ended August 31, 1996: In the three months ended August 31, 1997 income from operations was $577,932 as compared to income from operations of $44,335 in the three months ended August 31, 1996. The increase in operating income resulted primarily from the sale of Gamogen's impotence oral treatment, as reflected in sales of impotence technology of $708,000, which was offset in part by related Gamogen general and administrative expenses of $55,660, and a decrease in research and development expenses versus the same three month period of the prior fiscal year. Research and development expenses, in the quarter ended August 31, 1997, were reduced by $35,000 in payments received for the development of the new OEM medical suction device. The increase in operating income was limited by increased depreciation and amortization expense related to the Chester facility and lower product sales. Product sales in the current quarter were $442,623 versus sales of $637,548 in the same quarter of the prior fiscal year. The decline in product sales resulted from the anticipated decline in OEM products sales to Osbon (see Capital Resources and Liquidity section above).

In the quarter ended August 31, 1997 income before taxes was $264,789 as compared to income before taxes of $77,003 in the quarter ended August 31, 1996. Income before taxes resulted from income from operations of $577,932 offset in part by $189,844 of income related to minority shareholders of Gamogen, reversal of licensing income from Maintenance Payments previously recorded of $125,000, and increased interest expense due to increased borrowings, The credits for Maintenance Payments of $125,000 result from the sale of Gamogen's impotence oral treatment (see capital Resources and Liquidity section above).

Net income for the quarter ended August 31, 1997 was $243,486. This compares with net income of $30,286 in the same quarter of the previous fiscal year.
Net income for the quarter ended August 31, 1997, resulted from income before taxes of $264,789, reduced by $21,303 in related income tax expense.

The Company's net income per share of common stock was $0.01 in the current fiscal quarter versus $0.00 in the quarter ended August 31, 1996.

Results For Six Months Ended August 31, 1997 As Compared With Six Months Ended
August 31, 1996: In the six months ended August 31, 1997 income from operations was $427,843 as compared to income from operations of $126,175 in the six months ended August 31, 1996. The increase in operating income resulted primarily from the sale of Gamogen's impotence oral treatment, as reflected in sales of impotence technology of $708,000 offset in part by related Gamogen general and administrative expenses of $55,660, and decreased research and development expense versus the same six month period of the prior fiscal year.
Research and development expenses, in the six month period ended August 31, 1997, were reduced by $55,000 in payments received for the development of the new OEM medical suction device. The increase in operating income was limited by increased depreciation and amortization expense related to the Chester facility and lower product sales. Product sales in the six month period ended
August 31, 1997 were $755,091 versus sales of $1,356,250 in the same six month period of the prior fiscal year. The decline in product sales resulted from the anticipated decline in OEM products sales to Osbon (see Capital Resources and Liquidity section above).



In the six month period ended August 31, 1997 income before taxes was $169,845 as compared to income before taxes of $234,721 in the six month period ended
August 31, 1996. The decrease in income before taxes resulted primarily from an increase of $185,535 in the portion of income related to minority shareholders of Gamogen and reversal of licensing income from Maintenance
Payments previously recorded of $75,000 which results in net non-operating expenses for the period of $66,012. The credits for Maintenance Payments of $75,000 result from the sale of Gamogen's impotence oral treatment (see capital Resources and Liquidity section above).

Net income for the six month period ended August 31, 1997 was $196,069. This compares with net income of $142,958 for the same six month period of the previous fiscal year. The Company's net income per share of common stock was $0.01 in the current fiscal quarter versus $0.01 in the six month period ended
August 31, 1996.






                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC

/s/ Andrew I. Sealfon                                          October 10, 1997
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                         October 10, 1997
----------------------
Jesse A. Garringer, Executive Vice-President, General Manager,
Secretary, Director, and Chief  Financial Officer



                                      14
