Form 10QSB
period 1997-11-30
REPRO MED SYSTEMS INC
filed 1998-01-14
CIK 704440

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM l0-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1997

                      Commission File Number 0-12305


                         REPRO-MED SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

        NEW YORK                                          13-3044880
-------------------------------                       -----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        identification No.)


24 Carpenter Road, Chester, New York                          10918
------------------------------------                     ------------------
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

                             Yes  X      No __

At November 30, 1997 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
Item 1.  Financial Statements
Balance Sheets - November 30, 1997, November 30, 1996 and February 28,1997. Statements of Income - For the three and nine month periods ended November 30, 1997 and November 30, 1996.
Statements of Cash Flow - November 30, 1997 and November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary

                        Consolidated Balance Sheets

                                        Nov 30,1997  Nov 30,1996  Feb 28,1997

Assets
Current Assets
Cash and Cash Equivalents                 $  902,407  $ 1,014,637   $  734,076
Accounts Receivable                          311,085      119,260      146,506
Inventory                                    729,291      514,716      523,967
Prepaid Expenses & Other Receivables          49,042       68,671       78,126
Deferred Taxes - Current                     156,000      136,686      156,000
                                           ---------    ---------    ---------
Total Current Assets                       2,147,825    1,853,970    1,638,675
                                           ---------    ---------    ---------
Land,Property,Equipment and Other Assets

Land                                         290,303      409,500      290,303
Property and Equipment, Net                1,417,275    1,143,183    1,324,856
Deferred Taxes - Non-current                 131,659            0       23,659
Other Assets, Net                             67,160       66,987       73,190
                                           ---------    ---------    ---------
Total Property, Equip. And Other Assets    1,906,397    1,619,670    1,712,008
                                           ---------    ---------    ---------
Total Assets                             $ 4,054,222  $ 3,473,640  $ 3,350,683
============                             ===========  ===========  ===========

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                         $   141,345  $   112,393      119,156
Current Portion Long-term Debt                70,188       14,420       18,403
Bank Line of Credit Payable                  160,000            0            0
Other Current Liabilities                     84,162       91,364       56,816
                                           ---------    ---------    ---------
Total Current Liabilities                    455,695      218,177      194,375
                                           ---------    ---------    ---------
Long Term Debt                             1,053,895      878,046      870,163
                                           ---------    ---------    ---------
Total Liabilities                          1,509,590    1,096,223    1,064,538
                                           ---------    ---------    ---------

Minority Interest In Subsidiary              300,669      112,653      118,824
                                           ---------    ---------    ---------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par
Value, 2,000,000 shares authorized,
10,000 issued and outstanding                    100          100          100
Common Stock, $.01 Par Value,
50,000,000 shares authorized,
22,142,000, issued and outstanding           221,420      221,420      221,420
Warrants Outstanding                             140          140          140
Additional Paid-In Capital                 3,040,662    3,040,662    3,040,662
Accumulated (Deficit)                       (876,359)    (855,558)    (953,001)
Treasury Stock at Cost (2,275,000,
275,000 and 2,275,000 shares at
respective dates),                         (142,000)    (142,000)    (142,000)
                                           ---------    ---------    ---------
Total Stockholder's Equity                 2,243,963    2,264,764    2,167,321
                                           ---------    ---------    ---------
Total Liabilities And Stockholders'      $ 4,054,222  $ 3,473,640  $ 3,350,683
Equity                                     =========    =========    =========
==================================

                  Repro-Med Systems, Inc. And Subsidiary

                     Consolidated Statements Of Income

                            For Three Months Ended     For Nine Months Ended

                           Nov 30,1997 Nov 30,1996  Nov 30,1997 Nov 30,1996
Sales:
Product Sales                 $  440,728 $  769,023 $1,195,819  $2,125,273
Sale of Impotence Treatment            0          0    708,000           0
                                 -------    -------  ---------   ---------
                                 440,728    769,023  1,903,819   2,125,273
                                 -------    -------  ---------   ---------
Costs And Expenses:
Cost of Goods Sold               281,442    309,008    595,537     894,675
Selling, General &
Administrative Expenses          280,463    270,674    876,068     760,566
Research and Development          21,358     49,796     82,582     164,496
Depreciation and
Amortization                      31,880     22,838     96,204      62,654
                               ---------    -------  ---------   ---------
                                 615,143    652,316  1,650,391   1,882,391
                               ---------    -------  ---------   ---------
Net Income (Loss)
From Operations                (174,415)    116,707    253,428     242,882


Non-Operating Income (Expense):
Licensing - Maintenance
Payments (Credits)                     0          0   (75,000)           0
Licensing - Non-compete
Payments                               0          0          0      87,800
Rental Income                     21,525     21,525     64,575      50,464
Interest (Expense)              (31,427)   (20,171)   (80,845)    (43,735)
Interest & Other Income            7,032     10,876     22,388      32,698
                                --------   --------   --------    --------
                                 (2,870)     12,230   (68,882)     127,227
Income (Loss) Before
Minority Interest Share of
Operations                     (177,285)    128,937    184,546     370,109
Minority Interest In
(Income) Loss of Subsidiary       10,199      9,359  (181,787)       2,908
                               ---------   --------  ---------   ---------
Net Income Before Income
Taxes                          (167,086)    138,296      2,759     373,017

Provision (Benefit) For         (55,719)     48,308   (81,943)     140,071
Income Taxes
                               ---------   --------  ---------   ---------
Net Income                    $(111,367) $   89,988  $  84,702  $  232,946
==========                     =========   ========  =========   =========

Net Income Per Common Share   $    (.01) $     0.00  $    0.00  $     0.01
===========================    =========   ========  =========   =========

                  Repro-Med Systems, Inc. And Subsidiary

                         Statements Of Cash Flows
                           For Nine Months Ended

                                        Nov 30, 1997      Nov 30,1996

Cash Flows From Operating Activities
Net Income (Loss)                       $   84,702   $  232,946

Adjustments To Reconcile Net Income
To Net Cash Provided By Operating
Activities:
Income (Loss) Of Minority Interests        181,787      (2,908)
Depreciation and Amortization               96,204       62,654
Decrease (Increase) In Accounts
Receivable                               (164,579)     (31,771)
Decrease (Increase) In Inventory         (205,324)       28,149
Decrease (Increase) In Prepaid
Expenses & Other Receivables                29,084      (2,781)
Decrease (Increase) In Deferred Taxes    (108,000)      120,441
Increase (Decrease) In Accounts Payable     22,189      (1,809)
Increase (Decrease) In Other Current
Liabilities                                 27,345      (1,768)
                                         ---------  -----------
Net Cash Provided By Operating
Activities                                (36,592)      403,153
                                         ---------  -----------
Cash Flows From Investing Activities
(Acquisition) of Land, Property and
Equipment                                (179,079)  (1,289,665)
(Acquisition) of Other Assets              (3,515)      (1,274)
                                         ---------  -----------
Net Cash (Used) by Investing
Activities                               (182,594)  (1,290,939)
                                         ---------  -----------
Cash Flows From (Used By) Financing
Activities
Proceeds From Mortgage                           0      900,000
Proceeds From Term Loan                    261,583            0
Proceeds (Repayment) Line Of Credit        160,000            0
(Acquisition) Disposition of
Treasury Stock                                   0    (120,000)
Preferred Stock Dividend                   (8,000)      (4,000)
Proceeds From Issuance of Common
Stock                                            0        8,000
Repayment Of Mortgage and Term Loan       (26,066)      (7,534)
                                         ---------  -----------
Net Cash Provided (Used) by
Financing Activities                       387,517      776,466
                                         ---------  -----------
Increase (Decrease) In Cash and Cash
Equivalents                                168,331    (111,320)
Cash and Cash Equivalents -
Beginning of Year                          734,076    1,125,957
                                         ---------  -----------
Cash and Cash Equivalents - End of
Period                                   $ 902,407  $ 1,014,637
==================================       =========  ===========
Supplementary Data - Interest Paid       $  80,845  $    43,735

                  Repro-Med Systems, Inc. And Subsidiary

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

PART I, Item 2
                  Repro-Med Systems, Inc. And Subsidiary

Management's Discussion and Analysis of Financial Condition and Results of
 Operations for use with 10-QSB for the Quarter Ended November 30, 1997

Capital Resources and Liquidity
Cash and equivalents on a consolidated basis were $902,407 at November 30, 1997, as compared to $1,014,637 at November 30, 1996, a decrease of $112,230. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc., of $472,073 at November 30, 1997, and $12,747 at November 30, 1996.

Net working capital on a consolidated basis at November 30, 1997 was $1,692,130, as compared to $1,635,793 at November 30, 1996. Net working capital included Gamogen, Inc. net working capital of $571,645 at November 30, 1997, and $103,467 at November 30, 1996.

The Company's liquidity improved as reflected in the nine month increase in its net working capital of $247,830 versus the balance at February 29, 1997 of $1,444,300. The nine month increase in net working capital consists of increases in cash and cash equivalents, accounts receivable, and inventory, offset in part by added short term bank borrowings of $211,785. The nine month increase in working capital resulted primarily from the Company's nine month operating income of $253,428 which resulted primarily from the sale of Gamogen's impotence oral treatment offset in part by reduced sales of OEM products and lower margins on product sales due to new product development and production startup on new products and an increase in in long-term debt of $183,732. The improvement in working capital resulting from the increase in long term debt was limited in part by $91,659 in purchases of production tooling and equipment and patent expenditures for the Freedom60 Syringe Infusion System and $71,209 in purchases for production tooling for the OEM medical suction device (see product descriptions below). Versus the balance at November 30, 1996 the Company's net working capital increased $56,337 primarily due to increases in accounts receivable and inventory offset in part by purchases of production tooling and equipment and patent expenditures for the Freedom60 Syringe Infusion System and the OEM medical suction device.

The Company has developed a non-electric, portable I.V. delivery system, trade-named the Freedom60 Syringe Infusion System ("Freedom60 System") which employs a unique pump, standard syringes, and proprietary disposable tubing resulting in a very low cost per infusion. The Company has secured the necessary FDA approvals on the Freedom60 System and completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the syringe and disposable tubing. The Company initiated production of the Freedom60 System in April 1997. In May 1997 the Company initiated advertising in US infusion medical journals and promotion at various US and international trade expositions. Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. Although no minimum purchase commitments are required under this agreement, the agreement includes, as a condition to maintaining these exclusive distribution rights, the following annual dealer purchase volumes of infusion pumps and disposable syringe/tubing sets, beginning July 1997:

                       Year 1        Year 2       Year 3

  Infusion Pumps             7,000      15,000      25,000
  Syringe/Tubing Sets      635,000   1,600,000   2,400,000


For the first year of the agreement the dealer purchase price per unit on the infusion pumps and disposable syringe/tubing sets are $31 per pump and $1.61 per set. Under the agreement the Company will rebate to the organization, on a monthly basis, an amount equal to 2.5% of the aggregate value of purchases by the organization's dealers. There can be no guarantee that the organization's dealers will be successful in establishing distribution of the Freedom60 Syringe I.V. Infusion System, or if distribution is established that the Company or the organization's dealers will be successful in marketing and selling of the device, or that the annual dealer purchase volumes, to maintain exclusive distribution rights, will be achieved. Total sales for the period ended November 30, 1997 of the Freedom60 Syringe I.V. Infusion System were $61,376.

The Company has developed a medical device for an OEM customer based on the Company's suction technology. The Company's agreement with its OEM customer includes certain advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device. As of November 30, 1997 the Company has received advance payments totaling $93,030. Under the Company's agreement with its OEM customer the Company will manufacture and sell this medical suction device to its OEM customer. The Company initiated production of the OEM medical suction device in September 1997 and initiated shipment of this product to its customer in November 1997. Total sales in November 1997 of the OEM medical suction device were $19,360. Under the terms of its agreement for the development and manufacture of the OEM medical suction device and contingent on the successful marketing of the device by its OEM customer, the Company anticipates annual revenues of approximately $800,000 to $900,000 from the sale of this medical suction device. There can be no guarantee, however, that the Company's OEM customer will be successful in marketing of the device. The OEM medical suction device may compete with the Company's other OEM products, but in management's opinion will not significantly reduce sales of other OEM products.

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

On May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with certain non-compete terms of the Impotence Agreement. On June 20, 1996 Gamogen sold the 19,512 restricted shares to a small group of private investors for $87,800, approximately 50% of the then NASDAQ market price for Zonagen, Inc. non-restricted common stock.

On January 24, 1997 the Board of Directors approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:

1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
   Treatment;
2) Gamogen's rights to market the Oral Treatment in countries where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

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

In November 1997 Gamogen negotiated with Zonagen. for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In November 1997 the Board of Directors of Gamogen approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On August 31, 1997 Gamogen recorded a $558,000 accounts receivable which results from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. Gamogen received payment from Zonagen for the full amount of this account receivable on October 1, 1997. As a result of this payment Zonagen has exercised the Option and Gamogen is not entitled to further payments under the Assignment Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments which are included in the Company's selling, general, and administrative expenses for the quarter ended August 31, 1997.

Beyond the above items, the Company's ability to increase its revenue and develop other new products is primarily based on capital it derives from current operations.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and annual interest at a rate of 8.82% for years 1-5. For years 6-10 the interest rate shall be the lesser of either the Key Bank base rate plus 0.5% or a fixed rate to be negotiated if offered by Key Bank. The total annual mortgage payment for years 1-5 including principal and interest, is $95,924, payable in equal monthly installments beginning June 15, 1996. For the nine months ended November 30, 1997 a total of $59,012 in interest expense on the mortgage was recorded. Total mortgage principal payments for the nine months ended November 30, 1997 were $12,960. A portion of the Chester facility is leased to Key Bank, for branch operations, on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. For the nine months ended November 30, 1997 a total of $64,575 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The formal lease contract required an $86,100 security deposit from Key Bank and additional rent payments by Key Bank of 35% of all property taxes paid. The new facility is expected to improve Repro-Med and Gyneco manufacturing efficiencies and provide additional space for expansion of operations. The total expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643. The total expenditure in the fiscal nine month period ended November 30, 1997 for capital improvements related to this real estate purchase was $4,467.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. At November 7, 1997 the Company had outstanding debt of $260,000 on this line of credit. The line of credit was due on November 30, 1997 and was paid in full and closed on November 8, 1997. On November 8, 1997, the Company secured from Key Bank of New York a $300,000 four-year term loan and a new line of credit of $500,000. At November 30, 1997 the Company had outstanding debt of $261,583 on the 4-year term loan and $160,000 on the line of credit. The proceeds of the term-loan were used to pay $250,000 of the outstanding balance of the previous line of credit of $260,000. The interest rate on the term loan is fixed at an annual rate of 8.83%. Principal payments on the term loan are monthly beginning November 8, 1997 at a rate of $6,216 per month, plus accrued interest to date. The interest rate on the line of credit is prime rate plus one-half of one percent (currently 9.0% per annum).

On October 31, 1995, the Company redeemed in a private transaction 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On November 10, 1996, the Company redeemed in a private transaction 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The Treasury Stock shares while held by the Company will be voted exclusively by Mr. Sealfon as required by the voting trust. Treasury Stock shares may be sold at a future time or held by the Company for corporate use.

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

During the twelve month period ended March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April
1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work to-date on the Esteem products and for use of its proprietary design and manufacturing information. The Company has also advised Osbon that Repro-Med is available to initiate the manufacture of the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To date no resolution has been agreed to. Osbon remains a significant and important customer of Repro-Med.

Repro-Med sales of OEM products to Osbon in the quarter ended November 30, 1997 were $188,829 or 43% of sales. Repro-Med sales of OEM products to Osbon in the quarter ended November 30, 1996 were $511,872, or 67% of sales. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1997 were $460,556, or 39% of product sales and 24% of total sales. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1996 were $1,395,899, or 66% of product sales and total sales.

Excessive purchases of OEM products by Osbon in the quarter ended November 30, 1996 resulted in a large increase in Osbon inventory of the Company's OEM products. Due to subsequent efforts by Osbon to reduce these high inventory levels, sales to Osbon in the fiscal quarter ended February 1997 were at reduced levels and totaled $72,816. Sales to Osbon increased in the fiscal quarter ended May 31, 1997 and totaled $111,888. Sales to Osbon recovered further in the fiscal quarters ended August 1997 and November 1997, totaling $159,840 and $188,829, respectively, per quarter.

Management continues its optimism that company revenues will increase due to continued growth in sales of the Res-Q-Vac, introduction of the Syringe I.V. Infusion System, sale of the OEM medical suction device, limiting the impact of the decline in its OEM product sales to Osbon. The Company is continuing to develop new products and expand its operations. Management is seeking additional sources of capital to enable the Company's product development to proceed at a more aggressive pace. Management believes, however, that the Company's expansion can continue on the basis of currently available funds, which includes working capital of $1,692,130, and additional cash flow derived from operations.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of expected purchases of OEM products by Osbon, other unexpected increases or decreases in sales or manufacturing costs of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations

Results For Three Months Ended November 30, 1997 As Compared With Three Months Ended November 30, 1996:

In the three months ended November 30, 1997 the loss from operations was $174,415 as compared to income from operations of $116,707 in the three months ended November 30, 1996. The loss from operations resulted primarily from an anticipated decline in sales of OEM products to Osbon of $323,043
(see above), increased manufacturing costs and labor inefficiencies related to the development and production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System and increased depreciation and amortization expense related to the Chester facility. Total product sales sales for the three months ended November 30, 1997 were $440,728, down $328,295 as compared to product sales of $769,023 for the three months ended November 30, 1996. The decline in product sales results from lower sales of OEM products to Osbon. The three month decline in sales was limited by new products revenues as reflected in sales of the Freedom60 Syringe I.V. System and the OEM medical suction device of $20,320 and $19,140, respectively. The decline in sales of OEM products to Osbon and the increased manufacturing costs related to the development and production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System are reflected in the decline in margins on cost of goods sold to $159,286 or 36% of sales in the current fiscal quarter as compared to $460,015 or 60% of sales in the same quarter of the prior fiscal year. Management anticipates improvement in the Company's margins on cost of goods sold as a result of anticipated increases in the volume of sales of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System, reductions in development and production startup related manufacturing costs, and improvement in labor efficiencies on the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System. The loss from operations was limited by lower research and development expense versus the same quarter of the prior fiscal year. Research and development expenses, in the quarter ended November 1997 were reduced by $38,030 in advance payments for the new OEM medical suction device. Selling, general, and administrative expenses were $280,463. Selling, general, and administrative expenses increased $9,789, versus the same quarter of the prior year, due primarily to increased marketing costs related to the Freedom60 System.

In the quarter ended November 30, 1997, the loss before taxes was $177,285 as compared to income before taxes of $128,937 in the quarter ended November 30, 1996. The loss before taxes resulted primarily from the loss from operations. The net loss was $111,367 for the quarter ended November 30, 1997, as compared to net income of $89,988 in the quarter ended November 30, 1996. The net loss per common share was $0.01 in the current quarter. Income per common share was $0.00 in the quarter ended November 30, 1996.

Results For Nine Months Ended November 30, 1997 As Compared With Nine Months Ended November 30, 1996:

In the nine months ended November 30, 1997 income from operations was $253,428 as compared to income from operations of $242,882 in the nine months ended November 30, 1996. The increase in operating income resulted primarily from the sale of Gamogen's impotence oral treatment, as reflected in sales of impotence technology of $708,000 (offset in part by related
Gamogen general and administrative expenses of $55,660) and decreased research and development expense versus the same nine month period of the prior fiscal year. Research and development expenses, in the nine month period ended November 30, 1997, were reduced by $93,030 in payments received for costs related to the new OEM medical suction device. The increase in operating income was limited by the $935,343 decline in sales of OEM products to Osbon (see above), increased manufacturing costs, primarily in the quarters ended November 1997 and August 1997, related to the development and production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System, and increased depreciation and amortization expense related to the Chester facility. Total product sales for the nine months ended November 30, 1997 were $1,195,819, down $929,454 as compared to product sales of $2,125,273 for the nine months ended November 30, 1996. The decline in product sales results primarily from lower sales of OEM products to Osbon. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1997 were $460,556. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1996 were $1,395,899. The nine month decline in in sales was limited by new products revenues as reflected in sales of the Freedom60 Syringe I.V. Infusion System and the OEM medical suction device of $61,376 and $19,140, respectively. The decline in sales of OEM products to Osbon and the increased manufacturing costs related to the development and production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System are reflected in the decline in product sales margins on cost of goods sold to $600,282 or 50% of product sales in the nine months ended November 1997 as compared to $1,230,598 or 58% of sales in the nine months ended November 1996.

In the nine month period ended November 30, 1997 income before taxes was $2,759 as compared to income before taxes of $373,017 in the nine month period ended November 30, 1996, a decline of $370,258. The decline in income before taxes resulted primarily from the $935,343 decrease in sales of OEM products to Osbon and increased manufacturing costs related to the development and production startup of the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System (see above). The decline in net income before taxes was limited by Gamogen's sales of impotence technology of $708,000 (less related expenses which include $55,660 in general and administrative expenses and $75,000 in licensing maintenance credits and minority interest charges of $181,787 which result from the impotence technology sale).

Net income for the nine month period ended November 30, 1997 was $84,702. This compares with net income of $232,946 for the same nine month period of the previous fiscal year. Net income per common share for the nine month period ended November 30, 1997 was $0.00. This compares with net income per common share of $0.01 for the same nine month period of the previous fiscal year.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                  January 11, 1998
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 January 11, 1998
Jesse A. Garringer, Executive Vice-President, General
Manager,
Secretary, Director, and Chief Financial Officer