Form 10KSB
period 1998-02-28
REPRO MED SYSTEMS INC
filed 1998-06-12
CIK 704440

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB

                               ANNUAL REPORT
                For the fiscal year ended February 28, 1998

                  or Pursuant to Sections 13 or 15(d) of
                    The Securities Exchange Act of 1934
                      Commission File Number 0-12305

                         REPRO-MED SYSTEMS, INC.
  ----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         NEW YORK                                   13-3044880
---------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

    24 Carpenter Road, Chester, NY                    10918
---------------------------------------------------------------------
Address of principal executive offices)              (Zip Code)

                              (914) 469-2042
---------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section l2(b) of the Act:
                                 [ None ]

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value
--------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ X  ]    No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year $2,225,342.

At February 28, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $1,153,131.

At February 28, 1998, the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
-----------
Item 1.  Business
----------------------
History of the Company
--------------------------------
Repro-Med Systems, Inc. (the "Company") was incorporated under the laws of the State of New York on March 24, 1980 by Andrew I. Sealfon and Dr. Adrian
W. Zorgniotti, co-inventors of the Company's initial product, the THDr, also termed the Testicular Hypothermia Devicer.

The THD is a device for improving semen quality in males with infertility by producing lower intrascrotal temperature. Following its efforts at marketing the device, management lowered its original sales expectations for the THD and directed its main efforts towards other products.

Company Medical Products
-------------------------------------
The Company and its subsidiary Gamogen, Inc. ("Gamogen") have designed a number of medical devices and technologies. Certain of these have been developed and are currently being marketed. Others of these devices are in various stages of design or development. Since 1986 Gamogen has pursued development of various pharmaceutical treatments for Male Impotence the most significant of which was its Oral Treatment for Male Impotence. In the fiscal year ended February 1998, Gamogen's Oral Treatment for Male Impotence was effectively sold to a US biotechnology company (see Gamogen Impotence Technology section below).

Products Currently Marketed
--------------------------------------
Res-Q-Vac Suction System
--------------------------------------
The Res-Q-Vac Suction System (the "Res-Q-Vac") provides a complete emergency suction system for neonates, children, or adults for use in any location. The Res-Q-Vac was approved for marketing under section 510K of the FDA in September 1989. The Res-Q-Vac is used to treat patients with compromised airways or to remove fluids from a patient's airway which could otherwise lead to further serious complications. The Res-Q-Vac consists of a hand-held portable suction pump which is connected to various catheters, depending on the size of the patient. The Res-Q-Vac is non-electric and single-hand operated making it extremely convenient and usable in any situation. The disposable features of the Res-Q-Vac reduce the risk to the health professional of contamination, for example from HIV, when suctioning a patient or during cleanup of the equipment.

Syringe I.V. Infusion System
--------------------------------------
The Company has developed a non-electric, portable I.V. delivery system ("Syringe I.V. Infusion System") which employs standard syringes resulting in a much lower disposable supply cost. On May 18, 1994 approval notification was issued by the FDA on this product which allows the Company to market the Syringe I.V. Infusion System.

The Company's Syringe I.V. Infusion System (trade-named the Freedom60r Syringe Infusion System) is well positioned for the present medical-economic environment. The system provides a constant flow of the I.V. fluid at a cost comparable to the use of minibags. Repro-Med has developed proprietary disposable replacement tubing (used with each infusion). These replacement tubing "sets" include calibrated micro-bore tubing and attachments to connect to standard I.V. infusion ports, lines and catheters. The Freedom60 Syringe I.V. Infusion System utilizes a standard syringe provided with the tubing "set".

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

Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. No minimum purchase commitments were required under this agreement, however, the agreement included, as a condition to maintaining these exclusive distribution rights, minimum dealer purchase volumes of infusion pumps and disposable syringe/tubing sets, beginning July 1997. Due to low dealer purchase volumes, effective May 11, 1998 Repro-Med terminated this exclusive distribution agreement. Repro-Med has retained certain of these dealers in certain regions of the US, on either an exclusive or non-exclusive basis, and is seeking alternative distribution in other areas, in particular the southeastern US and the state of California. There can be no guarantee that the dealers retained or new dealers will be successful in marketing and selling of the Freedom60 Syringe I.V. Infusion System. In April 1998, the Company hired and appointed a sales manager experienced in the infusion market to direct and support its US distribution and sales of its infusion products. The Company is exploring various other options for marketing and distribution of the Freedom60 Syringe Infusion System but has not yet finalized its plans. There can be no guarantee, however, that the Company will be successful in establishing distribution of the Syringe I.V. Infusion System and that if distribution is established that the Company will be successful in marketing and selling of the device.

Management believes that the Freedom60 Syringe Infusion System offers both the alternate site, in particular home infusion, and the hospital antibiotic I.V. marketplaces significant capital and supply cost savings in a convenient, safe, and reliable high performance I.V. system.

Home antibiotic I.V. is a growing sector in the US healthcare marketplace. The following comments are excerpted from a comprehensive study of the US home I.V. market and were published in the May 1997 issue of the National Home Infusion Association journal, Infusion,:

   "In terms of market growth, here are some projections for the future of the home I.V. antimicrobial market: 5

   - Of the almost $4.5 billion of total revenue generated from home infusion companies in 1993, nearly one-third ($1.4 billion) was due to I.V. antimicrobials.

   - In 1982, non-AIDS-related I.V. antimicrobials accounted for $7 million in revenues; compared to $275 million in 1989 and $643 million in 1993.

   - AIDS-related I.V. antimicrobial revenues rose from $5 million in 1985 to
   $728 million in 1993.

   - AIDS-related I.V. antimicrobial use is still growing at a rate of approximately
   20 percent per year.

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

The Company has secured two US patent filings on the Freedom60 Syringe Infusion System, and has proceeded with a third, a design patent, and has additional patents under investigation.

OEM Manufacturing Products
-----------------------------------------
Repro-Med has provided, since 1990, services for the design, development, and manufacture of products for OEM customers. The Company's present OEM products are sold for use in medical products. Management believes the Company is well positioned in both engineering and manufacturing to provide additional OEM services and products to other equipment suppliers on competitive terms.

In the fiscal year ended February 28, 1998, the Company developed a medical device for an OEM customer, Mission Pharmacal ("Mission"), a San Antonio based manufacturer of pharmaceuticals and medical devices, based on the Company's suction technology. The Company's agreement with Mission includes advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device.
As of February 28, 1998 the Company has received advance payments totaling $93,030. Under the Company's agreement with Mission, the Company will manufacture and sell this medical suction device to Mission. The Company initiated production of the OEM medical suction device in September 1997 and shipment of this product to its customer in November 1997. Total sales in the fiscal year ended February 1998 of the OEM medical suction device were $122,511. The OEM medical suction device is sold in the impotence vacuum device market. Due to market conditions including the introduction of Muse and Viagra (see Marketing and Sales - OEM Products Sales section below), Mission has lowered its purchase order quantities through February 1999. Based on revised purchase orders received to date, and contingent on the successful marketing of the device by Mission, the Company anticipates annual revenues of approximately $550,000 from the sale of this medical suction device in the fiscal year ended February 1999, an increase of approximately $427,000 versus the current fiscal year. There can be no guarantee, however, that Mission will be successful in marketing of the device. The OEM medical suction device may compete with the Company's other OEM products.

The Company also manufactures and sells OEM products to Osbon Medical Systems a division of Imagyn Medical, Inc., formerly Urohealth Systems, Inc, ("Osbon"). Osbon sells these OEM products in the medical suction device impotence vacuum device market (see Marketing and Sales - OEM Products Sales section below).

Gynecological Products
--------------------------------
The Company's gynecological products are owned and marketed by Gyneco, Inc., a wholly-owned subsidiary of the Company's 58.3% owned subsidiary, Gamogen, Inc.

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

OTC Vacuum Erection Device and Constriction Rings
---------------------------------------------------------
In February 1998, the Company initiated the development of a vacuum erection device and constriction ring devices for vacuum treatment of impotence and in April 1998 submitted to the FDA a 510(k) application to market the devices including marketing for over-the-counter sale ("OTC"). These devices when approved will be targeted at both impotent men and men seeking to enhance natural or induced erections and sexual performance. It is estimated that in the US there are 30 million men who suffer impotence with less than 2 million currently treated by approved prescription treatments, including vacuum therapy. The Company's devices will offer convenient, highly effective treatments for impotence and for individuals seeking sexual improvement from natural or induced erections, and will be sold on an OTC basis. The Company has initiated the purchase of production tooling for these devices and anticipates initial production of these devices by July 1998. The Company is in the process of developing distribution for these devices, but has not finalized its plans.

Reusable Resuscitator
-----------------------------
In October 1997, the Company submitted to the FDA a 510(k) application to market a reusable resuscitator. This product, developed by a Taiwanese medical device and component supplier, will be marketed by the Company primarily in the US emergency medical (ambulance) and homecare marketplace and in certain foreign countries. Tradenamed the Plus resuscitator, this respiratory device combines premium features and materials in a low cost unit. The Plus resuscitator is used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. The reusable resuscitator will be sold through many of the same distributors currently marketing the Company's Res-Q-Vac suction system.

Products In Development:
----------------------------------
The Company has a number of new products at various stages of development including an OTC Vacuum Erection Device and Constriction Rings, additional syringe I.V. infusion system products, and reusable resuscitator. In addition the Company has developed the following technologies and conceptual designs, however, management has suspended further development of these products until sufficient capital is available.

MicroThruster Electronic I.V. System
---------------------------------------------------
Repro-Med Systems has designed an electronic infusion delivery system (called the "MicroThruster"). The MicroThruster applies digital technology to the control and monitoring of fluids and is intended by the Company for use in the electronic control of fluids for intravenous use. This technology could be used as a stand alone system for the control of gravity intravenous systems or with the Company's portable I.V. pump. Management believes that the combination Syringe Pump/MicroThruster would provide the Company with a broader based product able to service additional markets. The United States Patent Office has issued Patent # 4,921,480 for "Fixed Volume Infusion Device" on May 1, 1990 which describes the MicroThruster. Further development of MicroThruster-based products was previously suspended due to funding constraints. Management believes the MicroThruster has application in the design of an advanced commercial Drug Compounder or as a control device in an I.V. drug delivery system. The Company has suspended further development of the MicroThruster until sufficient capital becomes available.

Commercial Compounder
------------------------------------
The Company has also conceptually designed a computerized system to mix pharmaceuticals in the larger pharmacy environments, as found in the hospital, using the MicroThruster as a point of departure. This compounding system will mix drugs electronically and accurately under computer control. The labor intensive nature of drug mixing in the pharmacy and the legal risks caused by errors have created a potentially viable market opportunity. The market appears significant, and the ability to fill the syringes as used in the Syringe I.V. Infusion System may create excellent synergism in the marketplace and form the basis of a complete product line of I.V. products. The first prototype system is estimated to cost $500,000 and take approximately two years development time. Since the Company has suspended development of the MicroThruster, it has also suspended further development of the commercial compounder.

Gamogen Impotence Technology
--------------------------------------------
During the fiscal year ended February 1986 the Company commenced limited research and development of certain impotency treatments for men. In September 1986 the Company's impotence technology was sold to the Company's majority owned subsidiary, Gamogen, Inc. ("Gamogen"). The Company owns 58.3% of Gamogen. Gamogen developed two treatments for impotence, an injectable treatment and an oral treatment. Due to the significant investment required to secure FDA approval, Gamogen has suspended further work on the Injectable Drug Combination product until a partner is found to assist in funding this program.

On July 10, 1993 Gamogen acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors approved and on April 14, 1994 Gamogen signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment.

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

In August 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On September 30, 1997 Gamogen received payment from Zonagen for $558,000 which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. As a result of this payment Zonagen has exercised the Option and Gamogen has effectively sold its interest in this product and is not entitled to further payments under the Assignment Agreement and its amendments.

Expense Sharing Agreement
---------------------------------------
The Company's subsidiary Gamogen and its subsidiary Gyneco have agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization.

For the fiscal year ended February 28, 1998, on a combined basis, Gamogen and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528. Gyneco has an agreement with Repro-Med for the use of certain tooling owned by Gyneco (see item 12). Under this agreement Repro-Med paid to Gyneco $33,038 in the fiscal year ended February 1998 versus $62,776 in the fiscal year ended February 1997. Payments under this arrangement declined in the current fiscal year due to lower sales of OEM products to Osbon.

Hourly and management compensation costs are paid by Repro-Med and allocated to Gamogen and Gyneco based on agreements for the reimbursement of operating expenses. Salary and payroll related costs are allocated based on individual employee time-card reporting. Executive salary and payroll related costs are allocated based on estimates of time spent in the management of the three companies. For the fiscal year ended February 1998, on total salary costs of $1,012,820, these allocations averaged as follows:
Repro-Med 82%, Gyneco 16%, and Gamogen 2%. This compares to total salary costs of $923,196 for the fiscal year ended February 1997 which were allocated as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%.

Patents and Trademarks
---------------------------------
On March 3, 1981, patent no. 4,253,464 was issued by the United States Patent and Trademark Office for the THD.

On May 19, 1982, the Company filed for a patent for a "Spring Operated Liquid Dispensing Device" or Infusion Device, a non-electric method and device to control a constant flow of fluid. The patent, 4,447,232, was issued on May 8, 1984. The Company was granted patent, 4,781,689 on November 1, 1988 relating to improvements in this pump technology.

On May 27, 1987, the Company's subsidiary, Gamogen, purchased certain rights to a number of United States patents from Lukens Corporation related to the Gyneco products as follows: Patent Nos. 3,982,742 for Medical Stirrups and 3,982,542 for Electroresectroscope and Method of Laparoscopic Tubal Sterilization both issued September 28, 1976, 3,885,590 for a Gas Transmission and Monitoring Device issued May 27, 1975, and November 22, 1983, and 4,257,425 for Biopsy Specimen Collector issued March 24, 1981.

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

In 1994 the Company filed and was granted patent number 5,261,882 for a "Negator Spring-Powered Syringe" which covers an I.V. pump design. In May 1998 the Company was granted a patent, number 5,336,189, for a "Combination I.V. Pump & Disposable Syringe" which covers a unique syringe to I.V. pump interface design. There is no assurance that the patents granted apply to or afford protection for the final design of the Syringe I.V. Infusion System. The Company has proceeded with a design patent filing on the Syringe I.V. Infusion System and has additional patents under investigation.

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

Government Regulation
--------------------------------
The development, testing, production and marketing of the Company's products are subject to regulation by the FDA and the New York State Department of Health, and may be subject to further FDA regulation as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Additionally, the Company's products may be subject to regulation by similar agencies in other states and foreign countries. All the Company's currently marketed products have received the necessary FDA approvals for marketing in the US. The FDA reviews all devices regulated within its domain, and may require additional testing, clinical trials, or create other regulatory action which may adversely affect the Company's ability to market its medical products. One of the Company's gynecological products, the Thermal Cautery System, was approved by a grandfather provision of the FDA regulations having been in use prior to the Device Act of 1976, and therefore may at the FDA's direction require recertification under the Pre-Market Approval Application ("PMA") to permit continued marketing. The FDA's PMA process may be costly and may not be cost effective when applied to products with limited market share.

At present the Company has two 510k product applications filed and pending with the FDA. These are for a Reusable Resuscitator (filed October 1997) and an OTC Vacuum Erection Device and Constriction Rings (filed March
1998).




Marketing and Sales
----------------------------
Marketing of the Res-Q-Vac
--------------------------------------
Since its introduction in 1990, the Res-Q-Vac has received wide acceptance in the US Emergency Medical (ambulance services) market. The Res-Q-Vac suction system provides low cost, portability, and high performance and is easy to use. Major US Emergency Medical distributors, including Moore Medical, Dynamed, Armstrong Medical, and Matrx Medical, actively promote and advertise the Res-Q-Vac. In addition, the Res-Q-Vac device has been incorporated in the emergency resuscitation kits of two major suppliers to the doctor office and dentist office markets. The Company promotes the Res-Q-Vac through journal advertisements in major EMS publications, special catalog space promotions with larger EMS catalog houses, and attendance at US and international trade meetings.

Beginning in fiscal 1995, the Company increased its efforts in marketing the Res-Q-Vac in the export market. The Company employs advertising in the publication International Hospital Equipment to promote its export sales of the Res-Q-Vac. The Company hired a marketing representative in September 1994 to market the Res-Q-Vac and Gyneco's products to distributors in Europe. In fiscal 1998 the Company saw continued sales growth of the Res-Q-Vac, especially in Europe. The Company has created a UK subsidiary to facilitate and maintain required CE registration for the Res-Q-Vac in Europe. The Company is pursuing sales of the Res-Q-Vac in other medical markets including the US homecare market and primarily outside the US in the midwifery market. The Res-Q-Vac is well suited to these two markets as a low cost in-home or travel unit for patients requiring routine suctioning or for out-of-hospital situations where portability and ease of use is essential.

OEM Products Sales
-----------------------------
The Company's current OEM products are marketed by Osbon and Mission in the impotence vacuum device market. The Company's current OEM products face competition in the impotence vacuum device market from products available from several manufacturers, including other products sold by Osbon and Mission. Management believes that the Company's OEM products provide excellent performance and are competitively priced. Management believes that Osbon and Mission presently control a substantial portion of the prescription impotence vacuum device market. In the past year, impotence vacuum devices have seen increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse, introduced in May 1997, and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices.

The Company has developed an OEM vacuum erection device for Mission based on the Company's suction technology. The Company's agreement with Mission includes certain advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device. In the fiscal year ended February 1998, the Company received advance payments totaling $93,030. Under the Company's agreement with Mission, the Company will manufacture and sell this device to Mission. The Company initiated production of this device in September 1997 and shipment of this product to its customer in November 1997. Total sales in the fiscal year ended February 1998 of this device were $122,511. Due to market conditions including the introduction of Muse and Viagra, Mission as of May 1998 had significant inventory of the OEM vacuum erection device on hand. As a result, Mission has negotiated with the Company to lower Mission purchases of this product through February 1999. Mission has also requested, and Repro-Med has agreed to bill and temporarily hold, in its Chester warehouse, Mission monthly product purchases. Based on the revised purchase quantities negotiated with Mission, which have taken into effect the anticipated impact of Viagra and Mission's current high inventory position of this product, and contingent on the successful marketing of the device by Mission, the Company anticipates revenue of approximately $550,000 from the sale of this device in the fiscal year ended February 1999, an increase of approximately $427,000 versus the current fiscal year. There can be no guarantee, however, that Mission will be successful in marketing of the device or that sales of vacuum erection devices can recover from the impact of Viagra. The Mission OEM vacuum erection device may compete with the Company's other OEM products.

In 1996, products were developed for Osbon which compete with the Company's current OEM products and are manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products beginning in June 1996 and are currently sold under the trade name Esteem ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon. For the fiscal year ended February 1997 sales to Osbon were $1,468,715, declining 32% versus the year ended February 1996. For the current fiscal year sales to Osbon declined to $459,667. The sharp decline in sales to Osbon in the current year was due to three factors: 1) introduction of the
Esteem products in fiscal 1997, 2) overstocking by Osbon of the OEM products in fiscal 1997 which impacted sales in the first quarter of fiscal 1998, and 3) an overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998. Osbon reported a decline of over 30% in its total sales of all vacuum devices in the final two calendar quarters of 1997. As a result Repro-Med did not sell any OEM products to Osbon from November 1997 through March 1998. The overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998 was due to a decrease in demand for vacuum devices due to increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices. Based on orders to-date and discussions with Osbon concerning anticipated purchases, and considering the reduced level of inventory held at Osbon, management estimates that sales to Osbon in the fiscal year ended February 1998 may be approximately 30% to 40% higher as compared to fiscal 1998. However, due to Osbon's continuing and projected significant operating losses, high debt level, and unfavorable credit rating, Repro-Med management is cautious concerning Osbon's financial viability.

THD Marketing
-----------------------
The Company's sales of the THD are minimal. Initial promotion of the THD in the US Urology market was unsuccessful and the Company has directed its main marketing efforts on its other products. Sales of the THD in fiscal 1998 were $941.

Marketing of the I.V. Products
------------------------------------------
The Company's Syringe I.V. Infusion System (trade-named the Freedom60 Syringe Infusion System) is well positioned for the present medical-economic environment. The system provides a constant flow of the I.V. fluid at a cost comparable to the use of minibags. Repro-Med has developed proprietary disposable replacement tubing (required for each infusion). These replacement tubing "sets" include calibrated micro-bore tubing and attachments to connect to standard I.V. infusion ports, lines and catheters. The Freedom60 Syringe I.V. Infusion System utilizes certain a standard syringe provided with the tubing "set".

On May 18, 1994, Repro-Med received approval notification from the FDA on the Syringe I.V. Infusion System which allowed the Company to commence production and marketing of this I.V. delivery system. The Company has completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the disposable I.V. administration set components. The Company initiated production of the Freedom60 Syringe Infusion System in April 1997. In May 1997 the Company initiated advertising of the Freedom60 Syringe Infusion System in US infusion medical journals and promotion of this product at various US and international trade expositions.

Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. Effective May 11, 1998 Repro-Med terminated this exclusive distribution agreement. Repro-Med has retained certain of these dealers in certain regions of the US, on either an exclusive or non-exclusive basis, and is seeking alternative distribution in other areas, in particular the southeastern US and the state of California. There can be no guarantee that the dealers retained or new dealers will be successful in marketing and selling of the Freedom60 Syringe I.V. Infusion System. In April 1998, the Company hired and appointed a sales manager experienced in the infusion market to direct and support its US distribution and sales of its infusion products. The Company is exploring various other options for marketing and distribution of the Freedom60 Syringe Infusion System but has not yet finalized its plans. There can be no guarantee, however, that the Company will be successful in establishing distribution of the Syringe I.V. Infusion System and that if distribution is established that the Company will be successful in marketing and selling of the device.

Management believes that the Freedom60 Syringe Infusion System offers both the alternate site (i.e. home infusion, nursing homes, etc) and hospital antibiotic I.V. marketplaces significant capital and supply cost savings in a convenient, safe, and reliable high performance I.V. system.

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

Marketing of Gynecological Products
--------------------------------------------------
Sales of the Masterson Biopsy System were $60,373 and decreased $18,984 or 24% in the year due to continued erosion of the market for this device in the US due to competition from more convenient lower cost devices. Sales of Thermal Cautery System products were $215,581 and increased $13,674 in the current fiscal year. Marketing programs for Gyneco's gynecological products have been investigated and may be implemented as Gyneco financial resources allow. There can be no guarantee that these programs, if pursued, will prevent erosion of sales nor increase sales over present levels.

Dependence on Customer
------------------------------------
The Osbon Medical Systems division of Imagyn Medical, Inc, formerly Urohealth Systems, Inc. OEM product purchases represented 21% of the Company's total sales for the current fiscal year, ending February 1998. For the prior fiscal year the Osbon corporation's OEM product purchases represented 61% of the Company's total sales.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. In 1996 products were developed for Osbon which compete with the Company's current OEM products and are manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products beginning in June 1996 and are currently sold under the trade name Esteem ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon. For the fiscal year ended February 1997 sales to Osbon were $1,468,715, declining 32% versus the year ended February 1996. For the current fiscal year sales to Osbon declined to $459,667. The sharp decline in sales to Osbon in the current year was due to three factors: 1) introduction of the Esteem products in fiscal 1997, 2) overstocking by Osbon of the OEM products in fiscal 1997 which impacted sales in the first quarter of fiscal 1998, and
3) an overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998. Osbon reported a decline of over 30% in its total sales of all vacuum devices in the final two calendar quarters of 1997. As a result Repro-Med did not sell any OEM products to Osbon from November 1997 through March 1998. The overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998 was due to a decrease in demand for vacuum devices due to increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices. Based on orders to-date and discussions with Osbon concerning anticipated purchases, and considering the reduced level of inventory held at Osbon, management estimates that sales to Osbon in the fiscal year ended February 1998 may be approximately 30% to 40% higher as compared to fiscal 1998. Due to Osbon's continuing and projected significant operating losses, high debt level, and unfavorable credit rating, Repro-Med management is cautious concerning Osbon's financial viability.

During the twelve month period ended March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April 1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work on the Esteem products and for use of its proprietary design and manufacturing information. The Company has also advised Osbon that Repro-Med is available to initiate the manufacture the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To-date no resolution has been agreed to. Osbon remains a significant customer of Repro-Med.

Manufacturing
---------------------
The Company assembles and tests the products at its owned facility in Chester, NY, occupying approximately 20,000 square feet of the 26,000 square foot facility. The Company purchases the parts required to manufacture the products from various vendors. The Company believes that it obtains a better price by purchasing certain parts from a single vendor. Certain injection molded parts are produced in the US with tooling owned by the Company, which believes that it could locate an alternate source of supply by transferring the tooling to one of numerous injection molding vendors. To economize the Company's costs of tooling and components, the Company purchases certain of its tooling and molded components from a vendor in Taiwan. Transfer of tooling from an overseas vendor could be more difficult, time-consuming, and costly than is the case with a US vendor. As a contingency the Company maintains higher inventory levels of molded components from overseas vendors. Raw materials for molding of the Company's product components are available from multiple sources at competitive prices. The Company's sterile products are sent to outside contractors for sterilization.

Due to declining sales, competitive products entering the market, or product discontinuance, certain of the Company's inventory of the THD, the Pocket Pump 100 and Gyneco gynecological instruments, paper and belt products, and other accessories are obsolete. In the fiscal year ended February 1998 the Company incurred $20,000 in costs related to anticipated products obsolescence. In the fiscal year ended February 1997 the Company incurred $4,142 in costs related to products obsolescence.

Product Liability Insurance
------------------------------------
The Company and Gyneco could be exposed to possible claims for personal injury resulting from the sale of allegedly defective products. The Company and Gyneco have obtained product liability insurance in an amount customary in the medical device industry for the THD, Res-Q-Vac, OEM and gynecological products. However, there is no assurance that this insurance will be sufficient to cover judgments which might be entered against the Company or Gyneco.

Competition
-----------------
Res-Q-Vac
-----------------
There are two other hand-held suction instruments known to the Company that are similar in concept to the Res-Q-Vac System. The most widely known device in the US market is V-Vac, a product name of the Laerdal
Corporation, a company with much greater resources than the Company. The V-Vac device contains a large bore orifice that cannot easily be connected to small bore catheters for infant suctioning. Many users find the V-Vac's large handle inconvenient and difficult to activate. The second hand-held unit, manufactured by Vitalograph in England, is not widely distributed in the US. The Vitalograph does compete with the Res-Q-Vac in the major countries in Europe. This device is typically more expensive than the Res-Q-Vac and does not employ disposable canisters and circuits and hence, must be cleaned for reuse.

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

OEM Products
----------------------
The Company's current OEM products are marketed by Osbon (see Dependence On Customer section above) and Mission Pharmacal ("Mission") in the impotence vacuum device market. The Company's current OEM products face competition in the impotence vacuum device market from products available from several manufacturers, including products sold by Osbon and Mission. Management believes that Osbon and Mission presently control a substantial portion of the impotence device market. In the past year, impotence vacuum devices have seen increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc.

I.V. Devices
-----------------
The Syringe I.V. Infusion System (trade-named Freedom60 Syringe Infusion System) is intended to compete with existing traditional products in the I.V. market as follows:

1) Gravity systems - These consist of standard bags of infusion solutions combined with standard drip infusion sets and poles. These products are manufactured and marketed in the US primarily by three large diversified medical device and supply companies: Baxter Inc., Abbott Labs, and B. Braun (which acquired McGaw in 1997). Gravity systems are inexpensive and serve as the mainstay of the I.V. market. On a cost-per-dose basis the Freedom60 Syringe Infusion System is designed to compete favorably with standard gravity systems. Gravity systems are used in various applications including antibiotic therapies both in alternate site and hospital markets.

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

3) Elastomeric disposable pump systems - These consist of single dose disposable "balloon" pumping devices used primarily for home antibiotic and oncology infusions. These systems are simple for a patient to use and offer extreme portability. Very popular in the home market in the past, these products have lost significant market share in recent years due to their high cost-per-dose. These products remain a niche product for antibiotic patients requiring extreme simplicity or portability and long term infusion of oncology patients. These products are manufactured and marketed primarily by I-Flow Corporation and Baxter Inc.

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

In addition to the above there are a number of specialty pump systems (for example: I-Flow Medisis and Band-It, Baxter Maxx, etc) which compete with and offer some alternative to the above.

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

Gyneco Products
--------------------------
Endometrial biopsy is a fast, reliable, safe and simple physician-office based procedure. It is felt to be a cost-effective alternative to dilation and curettage (D&C) which, although reliable in diagnosing intrauterine abnormalities, is typically performed in a hospital operating-room setting utilizing general anesthesia.

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

Imported from France, the Pipelle is a very inexpensive device combining a flexible plastic tube 3mm in diameter with a small port near the tip. After inserting the device, suction is generated by manually withdrawing a locking plunger. As the plunger is withdrawn a sample column of tissue is suctioned into the tube.
The tube is then withdrawn. Due to it's low cost and convenience the Pipelle is the leading device for use in outpatient endometrial biopsy procedures. Numerous devices similar to the Pipelle, including the Z-Sampler, are also available in the marketplace at prices competitive with the Pipelle.

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

Employee  Incentive Stock Option Plan
----------------------------------------------------
On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. As described in the Company's registration statement, the Option Plans were adopted:

"..to provide stock options in order to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentives to employees of the Company and to promote the success of the Company's business. "

Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares under the Option Plans as follows:

                                     Price     No. Shares &
Name          Main Position            Per       Earliest
                                    Share    Date of Exercise
---------                             -------  ---------------
----------------------                ----     ---------------
                                                  ----------
Granted under the 1995 Stock Option
Plan:
Sealfon, A.   President             $0.175   1,500,000, 3/1/95

Garringer, J. Executive VP          $0.15    1,450,000, 3/1/95

Baker, M.     Clinical Consultant   $0.15      300,000, 3/1/95

Rombousek, F. Manager, Accounting   $0.15      100,000, expired

Conti, B.     Regulatory Q/A Mgr,   $0.15       50,000, expired

Howarth, M.   Manager, Marketing    $0.15       50,000, 3/1/95

Lyons, S.     Manager, Production   $0.15       50,000, 3/1/95

Granted under the 1995 Stock Option Plan for Non-
employee Directors:
Burns, Jr.,R.   Director              $0.15     20,000, 3/1/96
                                                20,000, 3/1/97
                                                20,000, 3/1/98
                                                20,000, 3/1/99
                                                20,000, 3/1/00

Carlson, J.   Director                $0.15     20,000, 3/1/96
                                                20,000, 3/1/97
                                                20,000, 3/1/98
                                                20,000, 3/1/99
                                                20,000, 3/1/00

Spagnoli, R.  Director                $0.15     20,000, 3/1/96
                                                20,000, 3/1/97
                                                20,000, 3/1/98
                                                20,000, 3/1/99
                                                20,000, 3/1/00

The option price of 15 cents per share is not less than the fair market value of the common stock on the date of the grant of the option. The option price of 17.5 cents per share is not less than 110% of the fair market value of the common stock on the date of the grant of the option. As of May 15, 1998 no options granted under the Option Plans have been exercised.

Employees
---------------
At February 28, 1998 the Company had 31 full time employees and 5 temporary employees.
At February 28, 1997 the Company had 28 full time employees and no temporary employees.

Item 2.  Properties, Mortgage and Loans
------------------------------------------------------
On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and interest at a rate of 8.82% for years 1-5 and for years 6-10 the Key Bank base rate plus 0.5. Effective December 1997 the Company entered into an interest-swap agreement with Key Bank which reduced the effective interest rate on the mortgage to a fixed rate of 8.46% through April 2006. The annual mortgage payment for the fiscal year ended February 1999 including principal and estimated interest of $72,000, is approximately $106,500, payable in monthly installments. As of February 28, 1998 a total of $142,534 in mortgage interest has been recorded, $78,718 of which was recorded in the current fiscal year. Total principal payments made as of February 28, 1998 were $28,674, of which $17,240 was paid in the current fiscal year. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1998 a total of $158,089 in rent, exclusive of property tax rent allocations have been paid by Key Bank. Rent collected in the current fiscal year was $86,100. The lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility has improved Repro-Med and Gyneco manufacturing efficiencies and provided additional space for expansion of operations. The total cash expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total cash expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643. Total cash expenditures in the fiscal year ended February 1998 for capital improvements related to this real estate purchase was $4,467.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. On December 1, 1997, the Company secured from Key Bank of New York a $300,000 five-year term loan and a new line of credit of $500,000. At February 28, 1998 the Company had an outstanding balance of $291,606 on the 5-year term loan and $360,000 on the line of credit. The proceeds of the term-loan were used to pay $250,000 of the outstanding balance of the previous line of credit of $260,000. The interest rate on the term loan is fixed at an annual rate of 8.43%. Principal payments on the term loan are monthly beginning January 1, 1998 at a rate of $4,197 per month, plus accrued interest to date. The interest rate on the line of credit is prime rate less one-quarter of one percent (currently 8.25% per annum).

The Company's mortgage and bank loans include negative covenants and cessation of advances and related events of default and financial covenants (see property section above), certain of which are listed below.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of Lender:

  Indebtedness and Liens. (a) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (b) except as allowed as a Permitted Lien, sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, w encumber any of Borrowers assets, or (c) sell with recourse any of Borrower s accounts, except to Lender.

  Continuity of Operations. (a) Engage in any business activities substantially different than those in which Borrower is presently engaged, (b) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change ownership, change its name, dissolve or transfer or sell Collateral out of the ordinary course of business, (c) pay any dividends on Borrowers stock (other than dividends payable in its stock), provided, however that notwithstanding the foregoing, but only so long as no Event of Default has-occurred and is continuing or would result from the payment of dividends, if Borrower is a Subchapter S Corporations (as defined in the Internal Revenue Code of 1986, as amended), Borrower may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of stock of Borrower, or (d) purchase or retire any of Borrowers outstanding shares or alter or amend Borrower's capital structure.

  Loans, Acquisitions and Guaranties. (a) Loan, invest in or advance money or assets, (b) purchase, create or acquire any interest in any other enterprise or entity, or (c) incur any obligation as surety or guarantor other than in the ordinary course of business.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if: (a) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender, (b) Borrower or any Guarantor becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (c) there occurs a material adverse change in Borrowers financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; (d) any Guarantor seeks. claims or otherwise attempts to limit, modify or revoke such Guarantors guaranty of the Loan or any other loan with Lender; or (e) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

  Default on Indebtedness. Failure of Borrower to make any payment when due on the Loans.

  Other Defaults. Failure of Borrower or any Grantor to comply with or to perform when due any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents, or failure of Borrower to comply with or to perform any other term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

  Default in Favor of Third Parties. Should Borrower or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrowers property or Borrowers or any Grantors ability to repay the Loans or perform their respective obligations under this Agreement or any of the Related Documents.

  False Statements. Any warranty, representation or statement made or furnished to Lender by or on behalf of Borrower or any Grantor under this Agreement or the Related Documents is false or misleading in any material respect at the time made or furnished, or becomes false or misleading at any time thereafter.

  Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any Security Agreement to create a valid and perfected Security Interest) at any time and for any reason.

  Insolvency. The dissolution or termination of Borrowers existence as a going business, the insolvency of Borrower, the appointment of a receiver for any pad of Borrowers property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

  Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help repossession or any other method, by any creditor of Borrower, any creditor of any Grantor against any collateral securing the Indebtedness, or by any governmental agency. This includes a garnishment, attachment, or levy on or of any of Borrowers deposit accounts with Lender However this Event of Default shall not apply if there is a good faith dispute by Borrower or Grantor, as the case may be, as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding, and if Borrower or Grantor gives Lender written notice of the Creditor or forfeiture proceeding and furnishes reserves or a surety bond for the creditor or forfeiture proceeding satisfactory to Lender.

  Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness. Lender, at its option, may, but shall not be required to, permit the Guarantor s estate to assume unconditionally the obligations arising under the guaranty in a manner satisfactory to Lender, and, in doing so, cure the Event of Default.

  Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

  Adverse Change. A material adverse change occurs in Borrower s financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

  Insecurity. Lender, in good faith, deems itself insecure.

  Right to Cure. If any default, other than a Default on Indebtedness, is curable and if Borrower or Grantor, as the case may be, has not been given a notice of a similar default within the preceding twelve (12) months, it may be cured (and no Event of Default will have occurred) if Borrower or Grantor, as the case may be, after receiving written notice from Lender demanding cure of such default: (a) cures the default within fifteen (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lenders sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

FINANCIAL COVENANTS (YEARS 2002-2006). The following covenant will be in effect for years six (the year 2002) through ten of the Loan and will be tested annually based on fiscal year end financial statements.

           Minimum Debt Coverage Ratio (DCR) of 1.50X, defined as profit before taxes (PBT) plus interest (I) expense plus depreciation (D) divided by the sum of the current portion of long term debt (CPLTD) plus interest expense (I):
                         DCR = PBT + I + D
                       ---------------------
                             CPLTD + I

The Company anticipates additional borrowing under the line of credit in the fiscal year ending February 1999. As of May 15, 1998 borrowings under the line of credit total $360,000, with an additional $130,000 available under the line.

Item 3. Legal Proceedings
----------------------------------
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company is there any material litigation threatened against the Company.

Item 4. Submission of matters to a Vote of Security Holders
---------------------------------------------------------------------------
----
No matters were submitted to a vote of security holders of the Company during the fiscal year ended February 28, 1998.

PART II
-------------
Item 5. Market-for-the-Registrant's-Common-Equity-and-Related Shareholder
Matters
---------------------------------------------------------------------------
----------------------------------------
The Company is authorized to issue 50,000,000 shares of Common Stock, $.01 par value, of which 22,142,000 shares were issued and outstanding as of February 28, 1998. At February 28, 1998, the Company's Common Stock was held by approximately 1400 holders of record.

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


                High Bid  Low Bid

Fiscal Year Ending
February 29,1996:
1st Quarter        $0.13     $0.08
2nd Quarter        $0.19     $0.08
3rd Quarter        $0.16     $0.10
4th Quarter        $0.17     $0.11

Fiscal Year Ending
February 28,1997:
1st Quarter        $0.14     $0.09
2nd Quarter        $0.11     $0.07
3rd Quarter        $0.15     $0.08
4th Quarter        $0.19     $0.10

Fiscal Year Ending
February 28,1998:
1st Quarter        $0.12     $0.09
2nd Quarter        $0.13     $0.10
3rd Quarter        $0.15     $0.11
4th Quarter        $0.12     $0.08

Fiscal Year Ending
February 28,1999:
3/1/98 - 5/15/98   $0.11     $0.09



On February 2, 1993 the Company issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. The Company is obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by the Company. As of February 28, 1998 these 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 333,333 shares of Repro-Med common stock at $0.30 per share. These 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula :
   " ... The holder of any of the shares of Preferred Stock being issued hereunder shall have the right, at his/her option at any time, to convert any such shares of Preferred Stock into such number of fully paid and non-assessable whole shares of Common Stock as is obtained by multiplying the number of shares of Preferred Stock so to be converted by $10.00 and dividing the result by the conversion price of $0.20 per share or by the conversion price as last adjusted and in effect at the date any share or shares of Preferred Stock are surrendered for conversion (such price, or such price as last adjusted, being referred to herein as the  "Conversion Price").
   The Conversion Price shall increase by $.02 for each year that the
   Preferred Stock is outstanding. ... "

The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future. The Company's loan agreement requires the approval of Key Bank of dividends payments. During the fiscal year ended February 28, 1998, dividend payments on the Company's 10,000 issued shares of convertible preferred stock were $8,000.

Item 6. Management's-Discussion-and-Analysis-of-Financial Condition and Results of Operations

Liquidity and Capital Resources
Cash and equivalents on a consolidated basis were $160,567 at February 28, 1998, as compared to $98,336 at February 28, 1997, an increase of $62,231. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc., of $19,228 at February 28, 1998, and $1,368 at February 28, 1997.

Net working capital on a consolidated basis at February 28, 1998 was $1,076,801, as compared to $1,444,300 at February 28, 1997. Net working capital included Gamogen, Inc. net working capital of $524,059 at February 28, 1998, and $121,703 February 28, 1997.

The Company's liquidity decreased as reflected in the decrease in its net working capital of $367,499 versus the balance at February 29, 1997 of $1,444,300. The decrease in net working capital consists primarily of increases in short term debt of $426,924 and other current liabilities of $161,372 offset in part by increases in cash and cash equivalents (increased $62,231), accounts receivable (increased $86,409) and inventory (increased $110,142). The decrease in working capital resulted primarily from the Company's current year net loss of $290,184 (see Results of Operations below) and $234,908 in capital spending, primarily for production tooling and equipment for the Freedom60 Syringe Infusion System and the OEM medical suction device. The decrease in working capital was limited by an increase in long-term debt of $207,442, due to the Company's five-year term loan issued for $300,000 in November 1997 (see comments below).

The Company and Gyneco sell their products to US and foreign distributors, US hospitals and private physicians, and OEM companies. Sales to US distributors, hospitals, private physicians, and OEM companies are mainly on 30 day net payment terms. A variety of payment terms are employed for export sales including cash prepayments, irrevocable letters of credit, time drafts and 45 day net payment. As of February 28, 1998 the Company's consolidated accounts receivable show that 62% of its receivable balance is current, 3% less than 61 days past due, and, due primarily to delayed payment by Osbon on $79,956 in receivables, the remaining balance totaling 35% is over 61 days past due. As of May 15, 1998, Osbon has paid all past due accounts receivable, and currently owes $30,832 which relates to shipments made April 24, 1998 to April 28, 1998 and is current.

The Company attempts to maintain sufficient inventory to enable it to promptly complete customer orders. During the year ended February 1998 the Company's total inventory increased by $173,025. The increase was due primarily to purchases of components and increased work-in-process and finished goods inventory, for the Company's new Syringe Infusion System product and Mission OEM products.

On July 10, 1993 Gamogen acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors approved and on April 14, 1994 Gamogen signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights to Gamogen's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment.

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

The Option was conditioned on the payment to Gamogen of the amount of $750,000 ("Option Price") if the Option were exercised by January 24, 1998 less any Maintenance Payments (see below) received by Gamogen. The Option included increases in the Option Price for later exercise of the Option through January 24, 2000.

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

In November 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In November 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On September 30, 1997 Gamogen received payment from Zonagen for $558,000 which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. As a result of this payment Zonagen has exercised the Option and Gamogen has effectively sold its interest in this product and is not entitled to further payments under the Assignment Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments.

On October 31, 1995, the Company redeemed in a private transaction 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On November 10, 1996, the Company redeemed in a private transaction 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The treasury stock shares while held by the Company will be voted exclusively by Mr. Sealfon, as required by the voting trust. Treasury stock shares may be sold at a future time or held by the Company for corporate use.

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and interest at a rate of 8.82% for years 1-5 and for years 6-10 the Key Bank base rate plus 0.5. Effective December 1997 the Company entered into an interest-swap agreement with Key Bank which reduced the effective interest rate on the mortgage to a fixed rate of 8.46% through April 2006. The annual mortgage payment for the fiscal year ended February 1999 including principal and estimated interest of $72,000, is approximately $106,500, payable in monthly installments. As of February 28, 1998 a total of $142,534 in mortgage interest has been recorded, $78,718 of which was recorded in the current fiscal year. Total principal payments made as of February 28, 1998 were $28,674, of which $17,240 was paid in the current fiscal year. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1998 a total of $158,089 in rent, exclusive of property tax rent allocations have been paid by Key Bank. Rent collected in the current fiscal year was $86,100. The lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility has improved Repro-Med and Gyneco manufacturing efficiencies and provided additional space for expansion of operations. The total cash expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total cash expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643. Total cash expenditures in the fiscal year ended February 1998 for capital improvements related to this real estate purchase was $4,467.

During the year ended February 1996 the Company paid in full its $36,000 bank term loan with The Bank Of New York. In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. At November 7, 1997 the Company had outstanding debt of $260,000 on this line of credit. On December 1, 1997, the Company secured from Key Bank of New York a $300,000 five-year term loan and a new line of credit of $500,000. At February 28, 1998 the Company had an outstanding balance of $291,606 on the 5-year term loan and $360,000 on the line of credit. The proceeds of the term-loan were used to pay $250,000 of the outstanding balance of the previous line of credit of $260,000. The interest rate on the term loan is fixed at an annual rate of 8.43%. Principal payments on the term loan are monthly beginning January 1, 1998 at a rate of $4,197 per month, plus accrued interest to date. The interest rate on the line of credit is prime rate less one-quarter of one percent (currently 8.25% per annum).

The Company's mortgage and bank loans include certain negative covenants and cessation of advances and related events of default and financial covenants (see property, mortgage and loans section above).

The Company anticipates additional borrowing under the line of credit in the fiscal year ending February 1999. As of May 1998 borrowings under the line of credit total $360,000, with an additional $130,000 available under the line.

Management believes that the Company's revenues will increase primarily due to growth in sales of the Res-Q-Vac and Syringe I.V. Infusion System, and also, contingent on the effect of Viagra, Muse, and other new products on the impotence vacuum device market, increased sales of OEM products to Osbon and Mission. Management believes that the Company can expand, albeit at a limited pace, on the basis of currently available funds which include working capital of $1,076,801, currently available funds under its line of credit as of May 15, 1998 of $130,000 and cash flow derived from current operations. Management anticipates that the Company's total cash position will continue to decline during fiscal 1999, due primarily to increases in inventory and accounts receivable from increasing sales, and due to new product related spending. In its efforts to expand its operations to a level to return the Company to profitability, the Company is continuing to develop new products. However, cash and other working capital limitations may inhibit development and marketing of these new products, which also face risks inherent in bringing a new medical device to market. In particular, due to the significant inventory investment required, timely development and marketing of the OTC vacuum erection and constriction ring devices may be restricted. To conserve cash, the Company plans to limit production of inventory for the OTC device until firm sales orders are secured and is investigating other means of increasing cash flow, including reducing operating costs and deferring non-essential expenditures. In addition, management is seeking additional sources of capital in order to enable the Company to complete its product development efforts on an accelerated basis and market its products more aggressively.

Results of Operations
------------------------------
Fiscal 1998 Compared To Fiscal 1997:
-----------------------------------------------------
In the fiscal year ended February 28, 1998 the Company's loss from operations was $369,131 as compared to income from operations of $22,164 in the prior fiscal year. The decrease in operating income resulted primarily from a decline in product sales of $881,634, due to a $1,009,048 decline in sales to Osbon (see comments above), and increases in selling, general, and administrative expenses and depreciation and amortization. Margins on product sales declined from 55% of sales in the prior fiscal year to 30% of sales in the current fiscal year due to lower Osbon sales volume and increased manufacturing costs, primarily in the quarters ended November 1997 and August 1997, related to the production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System. The decrease in operating income was limited in part by revenue from Gamogen's sale of the impotence oral treatment of $708,000.

In the fiscal year ended February 28, 1998 the loss before taxes and minority interest was $435,830 as compared to income before taxes of $238,080 in the prior fiscal year. The loss before taxes, versus the prior year income, is due primarily to the operating loss of $369,131 in the current fiscal year, primarily from the decrease in sales to Osbon (see comments above), coupled with the prior year licensing income of $162,800, which did not continue in the current fiscal year. Based on orders to-date and discussions with Osbon concerning anticipated purchases, and considering the reduced level of inventory held at Osbon, management estimates that sales to Osbon in the fiscal year ended February 1998 may be approximately 30% to 40% higher as compared to fiscal 1998, however, due to Osbon's continuing and projected significant operating losses, high debt level, and unfavorable credit rating, Repro-Med management is cautious concerning Osbon's financial viability.

Minority interest in the income of Gamogen for the current fiscal year was $161,669. Minority interest in the income of Gamogen for the prior fiscal year was $3,263. The increase is due to increased income at Gamogen resulting from the sale in the current fiscal year of Gamogen's Impotence Treatment.

The Company's net loss for the fiscal year ended February 28, 1998 was $290,184. This compares with net income of $139,503 for the previous fiscal year. The net loss for the current fiscal year of $290,184 results primarily from the Company's net loss from operations of $369,131, which is due primarily to the decline in sales to Osbon. The net loss per common share for the fiscal year ended February 28, 1998 was $0.01. This compares with net income per common share of $0.01 for the prior fiscal year.

Fiscal 1997 Compared To Fiscal 1996:
----------------------------------------------------
For the year ended February 28, 1997 the Company's sales were $2,398,976. Sales for the fiscal year ended February 29, 1996 were $3,060,268. Sales decreased in the current fiscal year by $661,292 or 22% as a result of a decrease in OEM product sales. Sales of OEM products were $1,468,715, a decrease in sales of $676,008 versus the prior fiscal year. The decline in sales was limited by an increase in sales of the Res-Q-Vac. Res-Q-Vac sales for the year ended February 28, 1997 improved to $653,237 an increase of $73,561 or 13% versus the previous fiscal year.

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

Income from operations was $22,164 in the fiscal year ended February, 1997, a decrease of $360,855 versus the prior fiscal year. The decrease in income from operations is attributable primarily to decreased sales of OEM products and increases in selling, general, and administrative and research and development costs, increased losses from operations by Gamogen and increased depreciation expense. Gamogen's loss from operations was $148,794 for the fiscal year ended February 1997 versus $111,800 in the prior fiscal year.

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

Fiscal 1996 Compared To Fiscal 1995:
-----------------------------------------------------
For the year ended February 29, 1996 sales were $3,060,268 an increase of $544,028 versus sales in the previous fiscal year. Sales for the fiscal year ended February 28, 1995 were $2,516,240. Sales increased primarily as a result of increased OEM and Res-Q-Vac sales. Sales of OEM products were $2,144,723, an increase in sales of $506,795 versus the prior fiscal year. Sales of the Res-Q-Vac improved to $579,676 for the fiscal year ended February 29, 1996 as compared to sales in the prior year of $539,246 due primarily to increased exports.

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

Income from operations was $383,019 in the fiscal year ended February, 1996. This reflects an increase of $145,750 versus the prior fiscal year. The increase of $145,750 in income from operations is attributable primarily to increased sales of OEM and Res-Q-Vac products offset in part by increased research and development costs for development of the Syringe I.V. Infusion System and increased operating losses by Gamogen. Gamogen's loss from operations was $111,800 for the fiscal year ended February 1996 versus $43,900 in the prior fiscal year.

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

Year 2000 Compliance
---------------------------
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Certain of these date code fields may need to accept four digit entries or other modifications made to distinguish 21st century dates ("Year 2000") from 20th century dates. As a result in less than two years computer systems and/or software used in many companies may need to be upgraded to comply with Year 2000 requirements.

The Company is in the process of evaluating its own products for potential Year 2000 issues. The Company does not currently manufacture, nor has it completed development of, products with software whose function is date related. The Company does not believe that there will be significant issues or costs associated with making their products Year 2000 compliant.

The Company has received confirmation from vendors of certain purchased software used for internal operations that current releases or upgrades, if installed, are designed to be Year 2000 compliant. The Company is in the process of reviewing such upgrades to its current systems and believes that upgrades, where appropriate, will be completed by December 31, 1999. The Company uses an outside service bureau for processing of payroll. The Company has been advised that the software utilized by the service bureau for processing of the Company's payroll will be Year 2000 compliant by December 31, 1999.

The Company currently believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware, or caused by software used by its vendors or customers or by government agencies.

Forward Looking Statements
-----------------------------------------
Any statements which are not historical facts contained in this report are Forward Looking Statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of declines or increases in purchases of OEM impotence products by Osbon and Mission and Osbon's ability to meet its credit obligations, other unexpected increases or decreases in sales of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System and OTC impotence devices, uncertainty related to Food and Drug Administration or other government regulation, including approval of the 510(k) for the OTC impotence devices, impotence market factors, specifically the impact on sales of impotence vacuum devices by Viagra and other new impotence treatments, compliance with Repro-Med bank loans covenants, and other risks identified in the Company's Securities and Exchange Commission filings.

Item 7. Financial Statements and Supplementary Data
-----------------------------------------------------------------------
The financial statements and supplementary data appear in a separate section of this report.

SELECTED INCOME STATEMENT DATA:

                           1994      1995      1996      1997      1998
                         --------  -------   --------  --------  --------
SALES..................$ 2,056,469 $2,516,240 $3,060,268 $2,398,976 $2,225,342

COSTS AND                1,823,170  2,278,971  2,677,249  2,376,812  2,594,473
EXPENSES

NON-OPERATING               5,314   227,743       25,573   215,916   (66,699)
INCOME

MINORITY INTEREST IN
(INCOME)LOSS OF
SUBSIDIARY                 39,691    12,814    46,403   (3,263)  (161,669)

PROVISION (BENEFIT) FOR
INCOME TAXES               17,939  (423,755)   222,579    95,314  (307,315)

EXTRAORDINARY                   0   300,000         0         0         0
ITEMS..................

NET                       260,365  1,201,581   232,416   139,503  (290,184)
INCOME

NET INCOME
PER COMMON                  $0.01     $0.05     $0.01     $0.01   $(0.01)
SHARE

SELECTED BALANCE SHEET DATA:
                           1994      1995      1996      1997      1998
                         --------  --------  --------  --------  --------
                            --        --        --                  --
TOTAL CURRENT ASSETS   $1,026,160 $1,964,383 $1,978,201 $1,638,675 $1,880,756

TOTAL ASSETS            1,363,392  2,630,112  2,470,713  3,350,683  4,031,189

TOTAL CURRENT             335,793    522,746    207,334    194,375    803,955
LIABILITIES

TOTAL LIABILITIES         436,793    522,746    207,334  1,064,538  1,881,560

WORKING CAPITAL           690,367  1,441,637   1,770,867 1,444,300  1,076,801

MINORITY INTEREST
IN                        174,778   161,964      115,561   118,824    280,493
SUBSIDIARY

STOCKHOLDERS'             751,821  1,945,402   2,147,818 2,167,321  1,869,136
EQUITY

Item 8.  Changes in and Disagreements with Accountants
--------------------------------------------------------------------------
Not applicable

PART III
--------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.
---------------------------------------------------------------------------
-----------------------------------------
The following table sets forth certain information with respect to the Executive Officers and Directors of the Company:

 Name                Age   Positions (Held since)    Address
 ----------          ----  ------------------------  -----------
 Andrew I. Sealfon*   52   President  (3/80),        23 Allison Drive
                           Treasurer (5/83),         Monroe, NY 10950
                           Chairman (7/94),
                           Director (3/80),
                           Chief Executive Officer
                           (3/86)

 Dr. Paul Mark       48    Director (5/91)           92 Irwin Ave
 Baker                                               Middletown, NY
                                                     10940

 Robert W. Burns,    50    Director (2/95)           36 Tamarack Ave
 Jr.                                                 Danbury CT 06811

 John Carlson         58   Director (2/87)           113 Brookhaven Ct
                                                     Palm Beach
                                                     Gardens, FL
                                                     33418

 Jesse A. Garringer   47   Executive VP/GM (9/92),   35 Orchard Hill
                           Secretary (8/93),         Vista
                           Director  (7/94)          Florida, NY 10921
                           Chief Financial Officer
                           (1/95)

 Remo Spagnoli       69    Director (8/93)           27 Slone Road
                                                     Newburgh, NY 12550

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

John F. Carlson and was appointed to the Board of Directors of Repro-Med in July 1987. Mr Carlson is President and Chief Operating Officer of ViCar Products, Inc, a health and personal care products company. From July 1996 through 1997, John F. Carlson served as Senior Vice President, Chief Financial Officer, Treasurer and a director of Ocurest Laboratories, Inc. Mr. Carlson has held management positions in the automotive accessories industries as President and Chief Executive Officer of Allied Plastics, Inc. ("Allied") from November 1992 to January 1995 and from June 1995 until joining Ocurest as General Manager of InterScept Products Corporation. In April, 1995, Allied filed a petition seeking protection under Chapter 11 of the Bankruptcy Act. From 1986 to March 1992, Mr. Carlson was the President and Chief Executive Officer of JWT & Associates, a financial consultant. Mr. Carlson was a consultant of Rosenkrantz Lyon & Ross Incorporated from September 1986 to January 1988. From 1964 through 1986, Mr. Carlson held senior financial positions with Polygram Records, Inc., Viacom International, Inc., Worldwide Consumer Products Group of American Cyanamid Co. and The Mennen Company.

Jesse A. Garringer was hired by the Repro-Med in September 1992 to the position of Executive Vice President and General Manager, appointed Secretary in August 1993, and appointed to the Board of directors in July 1994. Mr. Garringer is responsible for marketing, financial, and general management of Repro-Med and Gamogen's subsidiary Gyneco, and assists in the strategic and financial management of Gamogen. Prior to accepting the position of Executive Vice President Mr. Garringer served in the position of Vice President Operations for Matrx Medical, Inc. Mr. Garringer held this position from July, 1988 until June, 1992. During the period July and August, 1992, Mr. Garringer was employed completing certain private consulting projects. Mr. Garringer helped co-found Matrx Medical, Inc. in a management buyout of two divisions of Ohmeda in July 1988 and was a major shareholder until its purchase by a large Canadian medical company in January 1992. Matrx Medical is a leading manufacturer of medical equipment for the Emergency Medical, Dental and Veterinary anesthesia markets. In his position, Mr. Garringer was responsible for Matrx's manufacturing, quality, and distribution operations. Prior to the buyout and establishment of Matrx Medical, Mr. Garringer held the position of Business Manager of Emergency Care for Ohmeda and established Ohmeda's position as a supplier to the Emergency Medical Market. In this position, Mr. Garringer provided strategic, marketing, product and manufacturing management for the Ohmeda's Emergency Care division. Mr. Garringer held this position from March, 1984 until July, 1988. Prior to this position, Mr. Garringer served in various financial and business planning positions for the following companies: Ohmeda, Division of BOC Ltd., Carborundum Co. a division of Standard Oil of Ohio, and Pratt & Lambert, Inc. Mr. Garringer holds an M.B.A in finance from Canisius College, graduated as an Advanced E.M.T. in the State of NY, and has served on numerous medical standards committees and as a delegate to the ISO committee on Medical Suction.

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

Item 10.  Executive Compensation
----------------------------------------------
Andrew I. Sealfon, President of the Company, received $171,379 in salary from the Repro-Med (including amounts attributable to services to Gamogen and Gyneco) during the fiscal year ended February 28, 1998 and earned an incentive bonus of $10,400 from Gamogen in fiscal 1998 which is deferred for payment until Repro-Med cash flow warrants payment. Under an agreement between Gamogen and Repro-Med for reimbursement of operating expenses and payroll costs, 25% of Mr. Sealfon's salary is charged to Gamogen and it's subsidiary. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Jesse A. Garringer, Executive Vice President and Secretary, received $143,337 in salary from Repro-Med (including an amount attributable to services to the Company and Gyneco) and earned an incentive bonus of $7,800 from Gamogen in fiscal 1998 which is deferred for payment until Repro-Med cash flow warrants payment. Mr. Garringer's salary is paid by Repro-Med and charged to the Gamogen and it's subsidiary on a basis commensurate with a direct allocation of time. Mr. Garringer has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have any pension or profit sharing plan.

Summary Compensation Table:                             Long-Term Compensation
(all figures are in dollars)                          Awards       Payouts
Name and Principle Position                           Restrict     LTIP
                                                      Stock  Options      All
                                                      Awards /SARS        Other
                            FYE   Salary Bonus Other                      Comp
Andrew I.Sealfon,           1998 171,379 10,400 12,682   0     0    0    0
President                   1997 164,219  5,800 11,926   0     0    0    0     0
                            1996 142,488 10,100 12,060   0     0    0    0

Jesse A.Garringer,          1998 143,337  7,800  6,182   0     0    0    0
Executive VP                1997 138,108  4,350  5,926   0     0    0    0     0
                            1996 121,863  7,500  6,060   0     0    0    0

(1) Includes employee medical insurance premiums paid and $6,000 for unreimbursed costs of lab facilities maintained by Mr. Sealfon.

Note, under an agreement between Repro-Med and Gamogen (see Item 1), Executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco, on the basis of individual employee time reporting. The total percentages allocated for the fiscal year ended February 1998 were as follows: for Gamogen 2%, for Gyneco 16%, and for Repro-Med 82%. Bonuses were allocated at the following percentages in each of the fiscal years consistent with earnings of Repro-Med and
Gamogen: 1998 - 100% Gamogen, 1997 - 100% Repro-Med, 1996 - 100% Repro-Med.

Table of Option Grants in the Fiscal Year Ended February 1998:

                                    Price      No. Shares &
Name          Main Position          Per         Earliest
                                    Share    Date of Exercise
------------- -------------------  -------  ------------------
Sealfon, A.   President               na             0
Garringer, J. Executive VP            na             0

Table of Aggregated Option Exercises in the Fiscal Year Ended February 1998 and Option Values at Fiscal Year-end February 1998:

Table of Aggregated Option Exercises in the Fiscal Year Ended February 1998 and
Option Values at Fiscal Year-end February 1998:



                                                           Value of
                                              Number of   Unexercised
                                             Unexercised     In-the-
                                             Options at      Money
                                            Fiscal Year-   Options at
                     Shares                      end      Fiscal Year-
     Name of        Acquired      Value     Exercisable/    end (1)
   Individual          on       Realized    Unexercisable  Exercisable/
                    Exercise                              Unexercisable
---------          ---------   ---          -----------   ---------
Andrew I. Sealfon  na          $ 0
  Exercisable                               1,500,000      $0
  Unexercisable                                     0      $0

Jesse A.Garringer  na          $ 0
  Exercisable                               1,450,000      $0
  Unexercisable                                     0      $0

(1) Calculated using the high bid price in the last quarter of the year ended February 1998 of $0.12 (see Item 5.)

Item 11.   Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------------
The following table sets forth, as of February 1998, the number of shares of Common Stock of the Company beneficially owned by each person owning more than 5% of the outstanding shares of the Company, by each officer and director, and by all officers and directors as a group:

                                                  Number Percent
Name and Address of Principal Shareholders            of   of     Notes:
and Identity of Group                             Shares  Class
                                                   Owned
-------------------------------------------    ---------  -----   ---
Andrew I. Sealfon*                             10,538,750   41%    1,2,5
23 Allison Drive, Monroe, NY 10950

Dr. Paul Mark Baker                            1,169,000   5%     5
92 Irwin Ave, Middletown, NY 10940

Robert W. Burns, Jr.                             105,000    0     5
36 Tamarack Ave, Danbury CT 06811

John Carlson                                      60,000    0     5
3 Alston Road, Palm Beach Gardens, FL, 33418

Jesse A. Garringer                             1,746,500   7%     5
35 Orchard Hill Vista, Florida, NY 10921

Remo Spagnoli                                    870,333   3%     3,4,5
27 Slone Road, Newburgh, NY 12550

All Directors and Officers as a Group (6 Pers) 13,596,083   52%    1,2,3,4,5

*Andrew I. Sealfon may be deemed a "parent" and a "promoter" of the Company as those terms are defined under the Securities Act of 1933, as amended.
(1) Does not include 690,000 shares of the Company's common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Under the terms of a voting agreement dated June 30, 1992, Messrs. Sealfon and Zorgniotti agreed to vote their shares jointly when voting as stockholders. This agreement which is in effect for 10 years, survives Dr. Zorgniotti's death and currently effects the 3,571,500 shares previously owned by the Estate of A. Zorgniotti (2,000,000 shares of which were purchased by Repro-Med in 1996 and held as treasury stock and 1,571,500 of which were purchased in a private placement in January 1997 by a number of individual investors including an officer and three directors of Repro-Med) and 400,000 shares owned by the estate of J. Zorgniotti (which were purchased in a private placement in May 1998 by a number of individual investors including an officer and three directors of Repro-Med). The above calculations give effect to such 3,971,500 voting agreement shares with Mr. Sealfon being treated as the owner of shares voted by him.

(3) Includes 477,000 shares of the Company's Common Stock owned by six family members of Mr. Spagnoli.

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 1998 Mr. Spagnoli received $8,000 in cash dividends from his preferred stock. As of February 1998 Mr. Spagnoli's preferred stock can be redeemed for 333,333 shares of Repro-Med common stock at $0.30 per share. The above calculations give effect to these 333,333 common shares.

(5) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares under the Option Plans as follows. Due to subsequent termination of employment, 150,000 options granted F. Rombousek and B. Conti expired.

                                    Price      No. Shares &
Name          Main Position          Per         Earliest
                                    Share    Date of Exercise
----------                            -------  ---------------
Granted under the 1995 Stock Option Plan:
----------------------------------------
Sealfon, A.   President             $0.175  1,500,000, 3/1/95
Garringer, J. Executive VP          $0.15   1,450,000, 3/1/95
Baker, M.     Clinical Consultant   $0.15     300,000, 3/1/95
Rombousek, F. Manager, Accounting   $0.15     100,000, expired
Conti, B.     Manager,              $0.15      50,000, expired
              Regulatory/QA
Howarth, M.   Manager, Marketing    $0.15      50,000, 3/1/95
Lyons, S.     Manager, Production   $0.15      50,000, 3/1/95

Granted under the 1995 Stock Option Plan for Non-
employee Directors:
---------     ---------------
Burns, Jr.,R.   Director            $0.15  20,000, 3/1/96
                                           20,000, 3/1/97
                                           20,000, 3/1/98
                                           20,000, 3/1/99
                                           20,000, 3/1/00

Carlson, J.   Director              $0.15  20,000, 3/1/96
                                           20,000, 3/1/97
                                           20,000, 3/1/98
                                           20,000, 3/1/99
                                           20,000, 3/1/00

Spagnoli, R.  Director              $0.15  20,000, 3/1/96
                                           20,000, 3/1/97
                                           20,000, 3/1/98
                                           20,000, 3/1/99
                                           20,000, 3/1/00

The above calculations give effect to purchase of shares exercisable within 60 days of February 1998 under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group. As of May 15, 1998 no options under the Option Plans have been exercised.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------
In April, 1986, Gamogen issued 699,200 shares of Common Stock to Repro-Med for $41,779.

Repro-Med and Gamogen and its subsidiary Gyneco have an expense sharing agreement described in item 1.

To economize Company production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $33,038 in the fiscal year ended February 1998 and $62,776 in the prior fiscal year. Payments under this arrangement declined in the current fiscal year due to lower sales of OEM products to Osbon.

To economize corporate travel, the Company, since 1982, has maintained and operated a corporate aircraft. This aircraft is leased from AMI Aviation.
A. Sealfon is a majority shareholder in AMI Aviation. Total lease costs paid in the current fiscal year for this aircraft were $11,000. This lease is believed by the Company to be on terms favorable to those that could be obtained from unaffiliated third parties.

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

Messrs. Sealfon and Zorgniotti entered into a ten year voting agreement dated June 30, 1992 pursuant to which they agreed on their behalf and on behalf of their successors in interest to vote all the shares of the Company over which they then had voting control when voting for the election of directors (or as directors when filling vacancies in the board) for persons designated jointly by them with one half or a majority (if there are an odd number of directors) of the designees to be named by Mr. Sealfon and the remainder by Dr. Zorgniotti. The voting agreement further provides for either of them to designate all directors or to determine how all of the shares shall be voted on other matters requiring the approval of stockholders, in the event of the death of the other. Dr. Zorgniotti died July 7, 1994, therefore Mr. Sealfon has the exclusive right to vote all the shares covered under the voting agreement.

PART  IV
--------------
Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------------------
-------------------------
(a)
1 and 2
-----------
The response to this portion is submitted in the index to Item 8 which is in a separate section following Part IV

3 Exhibits
--------------
3(1)  Articles of Incorporation and By-laws *
3(2) Certificate of Amendment to Articles of Incorporation filed November 26, 1986. **

10 Material Contracts
------------------------------
10(3) Voting Agreement for Repro-Med Systems, Inc. Common Stock between
          Andrew I. Sealfon and Dr. Adrian Zorgniotti.*** l0(4) Assignment Agreement Among Zonagen, Inc., Gamogen, Inc. And
          Dr. Adrian Zorgniotti dated April 13, 1994.****
10(5) 1995 Stock Option Plan.*****
10(6) 1995 Stock Option Plan for Non-employee Directors.*****
10(7) Mortgage and Security Agreement and Promissory Note for $900,000 with
          Key Bank Of New York, dated April 30, 1996 ******

22 Subsidiary of Registrant
-------------------------------------
Gamogen, Inc. a New York corporation (58.3% owned).
Gyneco, Inc., a New York corporation, wholly-owned subsidiary of Gamogen,Inc.

(b) Reports on Form 8-K: No current Report dated on Form 8-K was filed during the fourth quarter of the fiscal year ended February 1998.
___________________________________________________________________________
* Incorporated by reference from the Regulation a Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
---------------------
Andrew I. Sealfon, President
Dated:  June 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                  June 10, 1998
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 June 10, 1998
----------------------------
Jesse A. Garringer, Executive Vice-President, General
Manager,
Secretary, Director, and Chief  Financial Officer


/s/ John F. Carlson                                    June 10, 1998
--------------------------------
John F. Carlson, Director


/s/ Dr. Paul Mark Baker                                June 10, 1998
--------------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                      June 10, 1998
-------------------------------
Remo Spagnoli, Director


/s/ Robert W. Burns, Jr.                               June 10, 1998
-------------------------------
Robert W. Burns, Jr., Director

                    WEINGAST, ZUCKER & RUTTENBERG, LLP
                       CERTIFIED PUBLIC ACCOUNTANTS
                             11 HOLLAND AVENUE
                       WHITE PLAINS, NEW YORK  10603


                       INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

/s/ Weingast, Zucker & Ruttenberg, LLP
------------------------------------------------------
White Plains, NY
May 8, 1998

                  Repro-Med Systems, Inc. And Subsidiary
                        Consolidated Balance Sheets

Assets                                      Feb 28, 1998   Feb 28, 1997
Current Assets
Cash and Cash Equivalents (Note 1)            $  160,567    $    98,336
Short-Term Investments (Note 1)                  631,289        635,740
Accounts Receivable (Less Allowance for
Doubtful Accounts
  of $2,976 in 1998 and $2,976 in 1997)          232,915        146,506
Inventory (Notes 1 & 2)                          634,109        523,967
Prepaid Expenses & Other Receivables              65,876         78,126
Deferred Taxes - Current                         156,000        156,000
                                             -----------  -------------
Total Current Assets                           1,880,756      1,638,675

Property, Equipment And Other Assets
(Notes 1, 3)
Land                                             290,303        290,303
Property and Equipment, Net                    1,432,591      1,324,856
Deferred Taxes - Non-current                     358,409         23,659
Other Assets, Net                                 69,130         73,190
                                           -------------  -------------
Total Property, Equipment And Other Assets     2,150,433      1,712,008
---------------                            -------------  -------------
Total Assets                               $   4,031,189  $   3,350,683
=========                                      =========      =========
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                            $    140,440   $    119,156
Current Maturities of Long-term Debt (Note        85,327         18,403
5)
Bank Line of Credit Payable                      360,000              0
Other Current Liabilities (Note 4)               218,188         56,816
                                             -----------    -----------
Total Current Liabilities                        803,955        194,375
Long-term Debt  (Note 5)                       1,077,605        870,163
                                            ------------    -----------
Total Liabilities                              1,881,560      1,064,538
---------------------                       ------------    -----------
Minority Interest In Subsidiary                  280,493        118,824
---------------------------------------     ------------    -----------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par
Value, Authorized 2,000,000 shares, Issued           100            100
& outstanding 10,000 shares (Note 6)
Common Stock, $.01 Par Value, Authorized
50,000,000 Shares, Issued and Outstanding        221,420        221,420
22,142,000 (Note 1)
Warrants Outstanding                                 140            140
Additional Paid-In Capital                     3,040,662      3,040,662
Accumulated (Deficit)                        (1,251,186)      (953,001)
Treasury Stock at Cost (2,275,000 shares)      (142,000)      (142,000)
(Note 6)                                       --------       ---------
Total Stockholder's Equity                     1,869,136      2,167,321
----------------------------                   ---------      ---------
Total Liabilities And Stockholders' Equity $   4,031,189  $   3,350,683
                                               =========      =========

See Notes to Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
                     Consolidated Statements Of Income
                            For The Years Ended

                                     Feb 28,1998 Feb 28,1997  Feb 29,1996
                                     -----------  -----------  -----------
Sales (Notes 1 & 8):
Net Sales of Products              $1,517,342     $ 2,398,976  $ 3,060,268
Sale of Impotence Treatment           708,000              0            0
                                    ---------       ---------    ---------
                                    2,225,342       2,398,976    3,060,268


Costs And Expenses:
Cost of Goods Sold                     1,059,535    1,085,751    1,601,906
Selling, General & Administrative      1,161,977      964,478      829,749
Expenses
Research and Development                 238,214      236,086      179,486
Depreciation and Amortization
                                         134,747       90,497       66,108
                                      ---------- -------------  ----------
                                       2,594,473    2,376,812    2,677,249
                                     -----------  -----------  -----------
Income (Loss) From Operations          (369,131)       22,164      383,019
-----------------------------------
Non-Operating Income(Expense):
Licensing Income                        (75,000)      162,800            0
Rental Income                             86,100       71,989            0
Interest (Expense)                     (112,712)     (63,816)            0
Interest & Other Income (Expense)         34,913       44,943       25,573
                                     -----------  -----------  -----------
                                        (66,699)      215,916       25,573
                                     -----------  -----------  -----------
Income (Loss) Before Minority
Interest                               (435,830)      238,080      408,592
Share of Operations
-----------------------------------
Minority Interest In (Income) Loss     (161,669)      (3,263)       46,403
of Subsidiary
                                     -----------  -----------  -----------
Income (Loss) Before Income Taxes      (597,499)      234,817      454,995
-----------------------------------
Provision (Benefit) For Income         (307,315)       95,314      222,579
Taxes (Note 11)
                                     -----------  -----------  -----------
Net Income (Loss) After Income        $(290,184)   $  139,503  $   232,416
Taxes
============================             =======      =======       ======
Earnings (Loss) Per Common Share
(Notes 1 & 10):
Primary                               $ (0.01)   $    0.01   $     0.01

Fully Diluted                         $ (0.01)   $    0.01   $     0.01

See Notes To Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
                         Statements Of Cash Flows
                            For The Years Ended

                                   Feb 28,1998  Feb 28, 1997   Feb 29,1996
Cash Flows From Operating
Activities
Net Income (Loss)                 $ (290,184)   $   139,503   $   232,416

Adjustments To Reconcile Net
Income To Net Cash
Provided By Operating Activities:
  Income (Loss) Of Minority             161,669         3,263      (46,403)
Interests
  Depreciation and Amortization         134,747        90,497        66,108
  (Increase) Decrease Short-Term          4,451       312,922     (162,743)
Investments
  Decrease (Increase) In Accounts      (86,409)      (59,017)       167,625
Receivable
  Decrease (Increase) In Inventory    (110,142)        18,898        15,115
  Decrease (Increase) In Prepaid
Expenses &                               12,250      (12,236)         5,722
  Other Receivables
  Decrease (Increase) In Deferred     (334,750)        77,468       192,557
Taxes
  Increase (Decrease) In Accounts        21,284         4,954      (95,242)
Payable
  Increase (Decrease) In Other        161,372         (36,316)     (184,170)
Current Liabilities
                                    -----------  ------------   -----------
Net Cash Provided By Operating
Activities                            (325,712)       539,936       190,985
                                    -----------  ------------   -----------
Cash Flows From Investing
Activities
  (Acquisition) of Property and       (234,908)   (1,376,397)      (83,893)
Equipment
  (Acquisition) of Other Assets
                                        (3,515)      (11,064)       (1,555)
Net Cash (Used) by Investing        -----------  ------------  -----------
Activities                            (238,423)   (1,387,461)      (85,448)
                                    -----------  ------------   -----------
Cash Flows From (Used By)
Financing Activities
  Proceeds of Mortgage                        0       900,000             0
  Proceeds From Term Loan               300,000             0             0
   Proceeds (Repayment) Line Of         360,000             0             0
Credit
  Repayment Of Mortgage                (17,240)      (11,434)             0
    Repayment of Term Loan                (8,394)             0      (36,000)
  Proceeds From Issuance of Common            0         8,000             0
Stock
  Preferred Stock Dividend              (8,000)       (8,000)       (8,000)
  (Acquisition) of Treasury Stock
                                              0     (120,000)       (22,000)
                                    -----------  ------------   -----------
Net Cash Provided (Used) by             626,366       768,566      (66,000)
Financing Activities
                                    -----------  ------------   -----------
Net Increase (Decrease) In Cash
and                                      62,231      (78,959)        39,537
Cash Equivalents
Cash and Cash Equivalents -              98,336       177,295       137,758
Beginning of Year
                                    -----------  ------------   -----------
Cash and Cash Equivalents - End of   $  160,567  $     98,336     $ 177,295
Year
Supplementary Data - Interest Paid   $  112,712     $  63,816          $  0

See Notes To Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
              Consolidated Statements of Stockholders' Equity

                                                    Warran
                                                    ts and
                        Preferred    Common Stock   Additi            Treasu
                Total     Stock        .01 Par       onal   Accumul       ry
                Equity   .01 Par        Value        Paid-    ated     Stock
                          Value         Shares        In    (Defici       at
                          Shares         $Amt       Capita     t)       Cost
                          $ Amt                        l
                ------   ----  ---  ------  -----   -------- -------  ------
Stock $1,945,402 10,000 $100 22,042,000 $220,420$3,033,802 $(1,308,920)$0
Equity
2/95

Changes FYE
2/96:
Payment of
Preferred       (8,000)      -    -       -      -          - (8,000)
Stock
Dividends
Net Income      232,416     -    -       -      -          -  232,416       -
Treasury Stock (22,000)  -       -      -          -       -          (22,000)
at Cost                                                               (22,000)

Stock $2,147,818 10,000 100  22,042,000 220,420 3,033,802 (1,084,504) (22,000)
Equity 2/96

Changes FYE
2/97:
Issuance of
Common Stock     8,000      -  100,00   1,000      7,000       -       -

Payment of
Preferred       (8,000)      -    -       -      -          - (8,000)       -
Stock
Dividends
Net Income      139,503     -    -       -      -          - 139,503       -
Treasury Stock (120,000)      -    -       -      -          -       (120,000)
at Cost

Stock $2,167,321 10,000  100 22,142,000 221,420 3,040,802 (953,001)  (142,000)
Equity 2/97
Changes FYE
2/98:
Payment of
Preferred       (8,000)    -    -       -      -          - (8,000)       -
Stock
Dividends
Net Income   (290,184)      -    -       -      -         (290,184)       -
(Loss)

Stock $1,869,137 $10,000 $100 22,142,000 $221,420 $3,040,802 $(1,251,186)$(142,
Equity 2/98                                                               ,000)
-----------      -----   ----  ---   -----    ---         --      --     ---

See Notes To Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
                Notes To Consolidated Financial Statements

Note 1 - Organization And Summary Of Significant Accounting Policies
---------------------------------------------------------------------------
---------------------
A. Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production, and marketing of medical devices used in the treatment of the human condition.

These consolidated financial statements include the accounts of Repro-Med Systems, Inc. and Gamogen, Inc. (the majority-owned subsidiary of Repro-
Med). All intercompany balances and transactions have been eliminated in consolidation.

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

F. The Consolidated Financial are presented in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the shares issuable upon the assumed exercise of warrants and options.

G. On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans. Due to subsequent termination of employment, 150,000 options granted have expired.

H. On February 28, 1995 the Company changed the valuation allowance for deferred income taxes to zero from minus $662,519. The valuation allowance had been previously calculated at the maximum amount which had reduced the value of the Company's deferred income taxes asset balance to zero. Now that the Company has shown consistent and significant taxable income, it is expected that the net operating loss carry forward on federal income taxes, which as of February 28, 1998 is $1,095,920, will be used by and will generate a tax benefit to the Company. The amount of the cumulative tax benefit anticipated as of February 28, 1998 is $427,409 or an effective tax savings rate of approximately 39% of the remaining net operating loss carry forward of $1,095,920.

                  Repro-Med Systems, Inc. And Subsidiary
                Notes To Consolidated Financial Statements


Note 1 - Organization And Summary Of Significant Accounting Policies
(continued)
---------------------------------------------------------------------------
------------------------------------
I. Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

J. Short term investments are investments with maturities greater than three months and less than one year. Investments are recorded at lower of cost or market.

K. Use of estimates- the Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments. The actual results could differ from those estimates.

L. Reclassification - certain reclassifications have been made to prior year amounts to conform with current year presentation

Note 2 - Inventory

Inventory Consists Of:          February 1998      February 1997
--------------------------  -----------------  -----------------
-----                                     ---                ---
Raw Materials                        $302,647         $  197,151
Work In Process                       133,665            109,207
Finished Goods                        197,797            217,609
                                  -----------     --------------
Inventory                         $   634,109        $   523,967

Note 3 - Property And Other Assets
This category consists
of:

Property and Equipment:         February 1998      February 1997
Building & Building                  $930,780        $   916,076
Improvements
Furniture and Equipment             1,104,415            884,212
Less:  Accumulated                  (602,603)          (475,432)
Depreciation
                              ---------------    ---------------
Net Property & Equipment          $ 1,432,592        $ 1,324,856

Other Assets:
Patent Costs                      $   197,088        $   193,573
Deferred Charges                       28,800             28,800
Goodwill                               14,137             14,137
Less:  Accumulated                  (170,895)          (163,320)
Amortization
                              ---------------    ---------------
Net Other Assets               $       69,130      $      73,190

                  Repro-Med Systems, Inc. And Subsidiary
                Notes To Consolidated Financial Statements


Note 4 - Other Current Liabilities

Other Current Liabilities    February 1998      February 1997
consist of:
Taxes Payable                   $      3,939          $   17,216
Rent Received In Advance               7,175                   0
Customer Deposit                      93,030                   0
Accrued Expenses                     114,044              39,600
                                ------------        ------------
Other Current Liabilities         $  218,188          $   56,816

Note 5 - Long-term Debt
Long term debt consists of the following at February 28,
                                         1998                1997
Mortgage payable to bank,
interest at 8.46% through
April 2006.  The mortgage            $871,326            $888,566
matures April 30, 2006.
Note payable to bank,
interest at 8.43%. The loan           291,606                   0
matures November 1, 2002.
Total long-term debt                1,162,932             888,566
Less current maturities                85,327              18,403
Total long-term debt less          $1,077,605            $870,163
current maturities
                                     ========             =======

The company also has a $500,000 line of credit. At February 28, 1998, $490,000 is available for use based on percentages applied to certain accounts receivable and inventory balances as outlined in the loan agreement. The line of credit is payable on demand with interest payable monthly at a rate of prime less 0.25%. The line of credit utilized as of February 28, 1998 is $360,000.

Fiscal year maturities of long-term debt at February 28, 1998 are as follows:

                  Mortgage          Note          Total
1999                34,227        51,100      $  85,327
2000                37,383        55,580         92,963
2001                40,833        60,450        101,283
2002                44,601        65,746        110,347
2003                48,714        58,730        107,444
thereafter         665,568             0        665,568
              ------------  ------------   ------------
                                                     --
                $  871,326    $  291,606    $ 1,162,932
                    ======        ======        =======

                  Repro-Med Systems, Inc. And Subsidiary
                Notes To Consolidated Financial Statements

Note 6 - Capitalization And Certain Capital Transactions
---------------------------------------------------------------------------
On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual a rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 1998 the Convertible Cumulative Preferred Stock can be converted to 333,333 shares of common stock at the conversion price of 30 cents per share.

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

Note 7 - Major Customer
---------------------------------
The Company sells a substantial portion of its products to Osbon Medical Systems a division of Imagyn Medical, Inc., formerly Urohealth Systems, Inc, ("Osbon"). For the year ended February 1998, sales to Osbon aggregated $459,667. At February 28, 1998, amounts due from Osbon included in accounts receivable were $80,843. For the years ended February 1997 and 1996, sales to Osbon aggregated $1,468,715 and $2,144,723, respectively.
At February 28, 1997 and February 29, 1996, amounts due from Osbon included in accounts receivable were $72,816 and $0, respectively. A significant reduction in Company sales to Osbon could materially affect the Company's liquidity, cash flow, and profitability.

Note 8 - Related Party Transactions
-----------------------------------------------
During the years ended February 1998, 1997 and 1996, the Company paid to an affiliate $33,038, $62,776 and $62,793 respectively for use of tooling equipment. These amounts have been eliminated upon consolidation.

Repro-Med leases office space to its subsidiaries totaling $12,528 as of February 28, 1998 and 1997. Repro-Med also allocated overhead expenses to its subsidiaries totaling $387,585, $384,495 and $387,419 as of February 28, 1998, 1997 and 1996 respectively.

The Company leased an aircraft from an officer of the company for $11,000, $10,500 and $10,000 at
February 28, 1998, 1997 and 1996.

The Company leased office space from an officer of the Company for $6,000 at February 28, 1998, 1997 and 1996
 .

                  Repro-Med Systems, Inc. And Subsidiary
                Notes To Consolidated Financial Statements

Note 9-Earnings Per Share
------------------------------------
Primary earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period (including 2,275,000 shares held as treasury stock). Fully diluted earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period period (including 2,275,000 shares held as treasury stock) as if excercisable options were converted into common stock at the beginning of the period.

Earnings (Loss) Per Common  February 28,   February 28,  February 29,
Share                           1998           1997          1996
--------------------------  -------------  ------------  -------------
-----------------------      -----------   ------------  -------------
                                               ----
Primary Earnings (Loss)       $ (0.01)        $ 0.01        $ 0.01
Per Share
Number of Shares - Primary   22,142,000     22,142,000    22,142,000

Fully Diluted Earnings Per    $ (0.01)        $ 0.01        $ 0.01
Share
Number of Shares - Fully     25,967,158     25,581,762    25,524,051
Diluted

Note 10 - Income Taxes
---------------------------------
Effective February 28, 1994 the company adopted statement Number 109 of the Financial Accounting Standards, Accounting for Income Taxes ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. As of February 28, 1998 Repro-Med has a net operating loss carry forward ("NOL") of approximately $1,095,920 available to offset its future income tax liabilities. The NOL will begin to expire in the year 2000 and has been used to offset deferred taxes for financial purposes.

The provision for income taxes consists of the following:

                Year-ended:       2/28/98        2/28/97       2/29/96
            ---------------    ----------   ------------  ------------
Current Taxes                $     27,435      $  17,846   $    30,022
Deferred Taxes                  (334,750)         77,468       192,557
                             ------------     ----------  ------------
                                        -
Provision for Income Taxes    $ (307,315)      $  95,314     $ 222,579

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.