Form 10QSB
period 1998-05-31
REPRO MED SYSTEMS INC
filed 1998-07-17
CIK 704440

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM l0-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED MAY 31, 1998

                      Commission File Number 0-12305


                          REPRO-MED SYSTEMS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        NEW YORK                                            13-3044880
--------------------------------                      ------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        identification No.)

24 Carpenter Road, Chester, New York                           10918
----------------------------------------              ------------------
(Address of principle executive offices)                     (Zip Code)

                              (914) 469-2042
                              --------------
           (Registrant's telephone number, including area code)
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No __

At May 31, 1998 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
Item 1.  Financial Statements
Balance Sheets - May 31, 1998, May 31, 1997 and February 28, 1998. Statements of Income - For the three month periods ended May 31, 1998 and May 31, 1997.
Statements of Cash Flow - May 31, 1998 and May 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
                        Consolidated Balance Sheets

Assets                                   May 31,1998   May 31,1997  Feb 28,1998
Current Assets
Cash and Cash Equivalents                 $  124,949    $110,995  $  160,567
Short-term Investments                       468,114     594,981     631,289
Accounts Receivable (Less Allowance for
Doubtful Accounts of $2,976 5/98,$2,976      323,026     206,895     232,915
5/97,$2,976 2/98)
Inventory                                    709,785     632,259     634,109
Prepaid Expenses & Other Receivables          81,329      54,883      65,876
Deferred Taxes - Current                     156,000     156,000     156,000
                                           ---------   ---------   ---------
Total Current Assets                       1,863,203   1,756,013   1,880,756

Property, Equipment And Other Assets
Land                                         290,303     290,303     290,303
Property and Equipment, Net                1,423,453   1,373,248   1,432,591
Deferred Taxes - Non-current                 358,409      71,186     358,409
Other Assets, Net                             65,995      73,847      69,130
                                           ---------   ---------   ---------
Total Property, Equipment And Other
Assets                                     2,138,160   1,808,584   2,150,433
-----------------------------------------  ---------   ---------   ---------
Total Assets                              $4,001,363  $3,564,597  $4,031,189
=========                                  =========   =========   =========
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                          $   83,291  $   53,838  $  140,440
Current Maturities of Long-term Debt          85,327      18,403      85,327
Bank Line of Credit Payable                  480,000     260,000     360,000
Other Current Liabilities                    157,433     125,966     218,188
                                           ---------   ---------   ---------
Total Current Liabilities                    806,051     458,207     803,955
Long-term Debt                             1,052,453     865,520   1,077,605
                                           ---------   ---------   ---------
Total Liabilities                          1,858,504   1,323,727   1,881,560
---------------------                      ---------   ---------   ---------
Minority Interest In Subsidiary              259,927     120,966     280,493
---------------------------------------    ---------   ---------   ---------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par
Value, Authorized 2,000,000 shares,
Issued & Outstanding 10,000 shares               100         100         100
Common Stock, $.01 Par Value, Authorized
50,000,000 Shares, Issued and Outstanding
22,142,000                                   221,420     221,420     221,420
Warrants Outstanding                             140         140         140
Additional Paid-In Capital                 3,040,662   3,040,662   3,040,662
Accumulated (Deficit)                     (1,237,390) (1,000,418) (1,251,186)
Treasury Stock at Cost (2,275,000 shares)  (142,000)   (142,000)   (142,000)
Total Stockholder's Equity                 1,882,932   2,119,904   1,869,136
Total Liabilities And Stockholders'
Equity                                    $4,001,363  $3,564,597  $4,031,189
=========================================  =========   =========   =========

                  Repro-Med Systems, Inc. And Subsidiary
                     Consolidated Statements Of Income

                                         For The Three Months Ended
                                         May 31,1998  May 31,1997
                                         ----------- -----------
Net Sales                                 $  700,318 $   332,468

Costs And Expenses:
Cost of Goods Sold                           333,799     115,852
Selling, General & Administrative
Expenses                                     283,913     293,116
Research and Development                      58,676      40,736
Depreciation and Amortization                 39,380      32,853
                                           ---------   ---------
                                             715,768     482,557
                                           ---------   ---------
Income (Loss) From Operations               (15,450)   (150,089)
-----------------------------
Non-Operating Income(Expense):
Licensing Income                                   0      50,000
Rental Income                                 21,525      21,525
Interest (Expense)                          (29,214)    (22,790)
Interest & Other Income (Expense)             16,869       8,552
                                           ---------   ---------
                                               9,180      57,287
                                           ---------   ---------
Income (Loss) Before Minority Interest       (6,270)    (92,802)
Share of Operations
---------------------------------------
------
Minority Interest In (Income) Loss of         20,566     (2,142)
Subsidiary
                                           ---------   ---------
Income (Loss) Before Income Taxes             14,296    (94,944)
---------------------------------
Provision (Benefit) For Income Taxes             500    (47,527)
                                           ---------   ---------
Net Income (Loss) After Income Taxes       $  13,796  $ (47,417)
====================================       =========   =========
Earnings (Loss) Per Common Share
Primary                                      $  0.00    $ 0.00
Fully Diluted                                $  0.00    $ 0.00

                  Repro-Med Systems, Inc. And Subsidiary
                         Statements Of Cash Flows

                                         For The Three Months Ended
                                         May 31,1998    May 31,1997
Cash Flows From Operating Activities
Net Income (Loss)                          $  13,796 $  (47,417)

Adjustments To Reconcile Net Income To
Net Cash
Provided By Operating Activities:
Income (Loss) Of Minority Interests         (20,566)       2,142
Depreciation and Amortization                 39,380      32,853
(Increase) Decrease Short-term
Investments                                  163,175      40,759
Decrease (Increase) In Accounts
Receivable                                  (90,111)    (60,389)
Decrease (Increase) In Inventory            (75,676)   (108,292)
Decrease (Increase) In Prepaid Expenses
And Other Receivables                       (15,453)      23,243
Decrease (Increase) In Deferred Taxes              0    (47,527)
Increase (Decrease) In Accounts Payable     (57,149)    (65,318)
Increase (Decrease) In Other Current
Liabilities                                 (60,754)      69,150
                                           ---------   ---------
Net Cash Provided By Operating             (103,358)   (160,796)
Activities                                 ---------   ---------

Cash Flows From Investing Activities
(Acquisition) of Property and Equipment     (26,863)    (78,462)
(Acquisition) of Other Assets                  (245)     (3,440)
                                           ---------   ---------
Net Cash (Used) by Investing Activities     (27,108)    (81,902)
                                           ---------   ---------
Cash Flows From (Used By) Financing
Activities
Proceeds (Repayment) Line Of Credit          120,000     260,000
Repayment Of Mortgage                       (25,152)     (4,643)
                                           ---------   ---------
Net Cash Provided (Used) by Financing
Activities                                    94,848     255,357
                                           ---------   ---------
Net Increase (Decrease) In Cash and
Cash Equivalents                            (35,618)      12,659
Cash and Cash Equivalents - Beginning
of Period                                    160,567      98,336
                                           ---------   ---------
Cash and Cash Equivalents - End of Period  $ 124,949   $ 110,995

Supplementary Data - Interest Paid         $  29,214   $  22,790

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

PART I, Item 2
Repro-Med Systems, Inc. And Subsidiary

Management's Discussion and Analysis of Financial Condition and Results of Operations for use with 10-QSB for the Quarter Ended May 31, 1998

Capital Resources and Liquidity

Cash and equivalents on a consolidated basis were $124,949 at May 31, 1998, as compared to $110,995 at May 31, 1997. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc., of $19,540 at May 31, 1998, and $1,932 at May 31, 1997.

Net working capital on a consolidated basis at May 31, 1998 was $1,057,152, as compared to $1,076,801 at February 28, 1998 and $1,297,806 at May 31, 1997. Net working capital included Gamogen, Inc. net working capital of $479,349 at May 31, 1998, $524,059 at February 28, 1998 and $138,996 at May
31, 1997.

In the quarter ended May 31, 1998, the Company's liquidity declined slightly as reflected in the three month decrease in its net working capital of $19,649, or 2%, versus the balance at February 28, 1998 of $1,076,801. The three month decrease in net working capital of $19,149 resulted from $25,152 in scheduled repayments of long-term debt and $26,863 in purchases of production tooling for the Freedom60 Syringe Infusion System and the OTC vacuum device (see comments below), offset in part by other items including the Company's net income for the three months ended May 31, 1998 of $13,796.

Versus the balance at May 31, 1997 the Company's net working capital decreased $240,654 primarily due to long-term debt repayment of $46,143 and increases in inventory for new products, purchase of production tooling for new products, and the Company's operating loss for the year ended February 1998.

The Company has developed a non-electric, portable I.V. delivery system, trade-named the Freedom60 Syringe Infusion System ("Freedom60 System") which employs a unique pump, standard syringes, and proprietary disposable tubing resulting in a very low cost per infusion. The Company has secured the necessary FDA approvals on the Freedom60 System and completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the syringe and disposable tubing. The Company initiated production of the Freedom60 System in April 1997. In May 1997 the Company initiated advertising in US infusion medical journals and promotion at various US and international trade expositions. Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. No minimum purchase commitments were required under this agreement, however, the agreement included, as a condition to maintaining these exclusive distribution rights, minimum dealer purchase volumes of infusion pumps and disposable syringe/tubing sets, beginning July 1997. Due to low dealer purchase volumes, effective May 11, 1998 Repro-Med terminated this exclusive distribution agreement. Repro-Med has retained certain of these dealers in certain regions of the US and is seeking alternative distribution in other areas. There can be no guarantee that the dealers retained or new dealers will be successful in marketing and selling of the Freedom60 Syringe I.V. Infusion System. In April 1998, the Company hired and appointed a sales manager experienced in the infusion market to direct and support its US distribution and sales of its infusion products. The Company is exploring various other options for marketing and distribution of the Freedom60 Syringe Infusion System but has not yet finalized its plans.

There can be no guarantee, however, that the Company will be successful in establishing distribution of the Syringe I.V. Infusion System and that if distribution is established that the Company will be successful in marketing and selling of the device.

In the fiscal year ended February 28, 1998, the Company developed a medical device for an OEM customer, Mission Pharmacal ("Mission"), a San Antonio based manufacturer of pharmaceuticals and medical devices, based on the Company's suction technology. The Company's agreement with Mission includes advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device. As of May 31, 1998 the Company has received advance payments totaling $93,030. Under the Company's agreement with Mission, the Company will manufacture and sell this medical suction device to Mission. The Company initiated production of the OEM medical suction device in September 1997 and shipment of this product to its customer in November 1997. Total sales in the fiscal year ended February 1998 of the OEM medical suction device were $122,511. Total sales in the three month period ended May 31, 1998 of the OEM medical suction device were $242,000. The OEM medical suction device sold to Mission is purchased for distribution in the impotence vacuum device market.

In the past year, impotence vacuum devices have seen increased competition from new pharmaceutical products, specifically a urethral suppository trade named Muse, introduced in May 1997, and an orally administered pill trade named Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices.

Due to market conditions including the introduction of Muse and Viagra, Mission, as of May 1998, had significant inventory of the OEM vacuum erection device on hand. As a result, Mission has negotiated with the Company to lower Mission purchases of this product through February 1999. Mission has also requested, and Repro-Med has agreed to bill and temporarily hold, in its Chester warehouse, Mission monthly product purchases. Based on the revised purchase quantities negotiated with Mission, which have taken into effect the anticipated impact of Viagra and Mission's current high inventory position of this product, and contingent on the successful marketing of the device by Mission, the Company anticipates revenue of approximately $550,000 from the sale of this device in the fiscal year ended February 1999, an increase of approximately $427,000 versus the current fiscal year. There can be no guarantee, however, that Mission will be successful in marketing of the device or that sales of vacuum erection devices can recover from the impact of Viagra. The Mission OEM vacuum erection device may compete with the Company's other OEM products, but in management's opinion will not directly reduce sales of other OEM products.

In February 1998, the Company initiated the development of a vacuum erection device and constriction ring devices for vacuum treatment of impotence. These devices will be targeted at both impotent men and men seeking to enhance natural or induced erections and sexual performance. According to published reports, it is estimated that in the United States there are 30 million men who suffer impotence with approximately 3 million currently treated by approved prescription treatments, including vacuum therapy. The Company's devices will offer convenient, highly effective treatments for impotence and for individuals seeking sexual improvement from natural or induced erections, and will be sold on an OTC basis. The Company has initiated the purchase of production tooling for these devices and anticipates initial production of these devices by July 1998. In June 1998 the Company received approval of its 510(k) application to the FDA which allows the Company to market these devices, including over-the-counter sale ("OTC"). The Company is in the process of developing distribution for these devices, but has not finalized its plans.

In October 1997, the Company submitted to the FDA a 510(k) application to market a reusable resuscitator ("resuscitator"). This 510(k) application was approved by the FDA in June 1998. This product, developed by a Taiwanese medical device and component supplier, will be marketed primarily in the US emergency medical (ambulance) and homecare marketplace and in certain foreign countries. Tradenamed the Plus resuscitator, this respiratory device combines premium features in a low cost unit. The Plus resuscitator is used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. The reusable resuscitator may be sold through many of the same distributors currently marketing the Company's Res-Q-Vac suction system. The Company is in the process of developing distribution for this devices, but has not finalized its plans.

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

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and interest at a rate of 8.82% for years 1-5 and for years 6-10 the Key Bank base rate plus 0.5. Effective December 1997 the Company entered into an interest-swap agreement with Key Bank which reduced the effective interest rate on the mortgage to a fixed rate of 8.46% through April 2006. The annual mortgage payment for the fiscal year ended February 1999 including principal and estimated interest of $72,000, is approximately $106,500, payable in monthly installments. For the three months ended May 31, 1998 a total of $17,194 in interest expense on the mortgage was recorded. Total mortgage principal payments for the three months ended May 31, 1998 were $6,941. As of February 28, 1998 a total of $142,534 in mortgage interest was recorded. Total principal payments made as of February 28, 1998 were $28,674. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1998 a total of $158,089 in rent, exclusive of property tax rent allocations have been paid by Key Bank. For the three months ended May 31, 1998 a total of $21,525 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility has improved Repro-Med and Gyneco manufacturing efficiencies and provided additional space for expansion of operations. The total cash expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total cash expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. On December 1, 1997, the Company secured from Key Bank of New York a $300,000 five-year term loan and a new line of credit of $500,000. At February 28, 1998 the Company had an outstanding balance of $291,606 on the 5-year term loan and $360,000 on the line of credit. At May 31, 1998, the Company had an outstanding balance of $279,015 on the 5-year term loan and $480,000 on the line of credit. The proceeds of the term-loan were used to pay $250,000 of the outstanding balance of the previous line of credit of $260,000. The interest rate on the term loan is fixed at an annual rate of 8.43%. Principal payments on the term loan are monthly beginning January 1, 1998 at a rate of $4,197 per month, plus accrued interest to date. The interest rate on the line of credit is prime rate less one-quarter of one percent (currently 8.25% per annum).

The Company's mortgage and bank loans include negative covenants and cessation of advances and related events of default and financial covenants, certain of which are listed below.

NEGATIVE COVENANTS:
--------------------------------------------------------------------------
Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of Lender:

  Indebtedness and Liens. (a) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (b) except as allowed as a Permitted Lien, sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrowers assets, or (c) sell with recourse any of Borrowers accounts, except to Lender.

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

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if: (a) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender, (b) Borrower or any Guarantor becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (c) there occurs a material adverse change in Borrowers financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; (d) any Guarantor seeks claims or otherwise attempts to limit, modify or revoke such Guarantors guaranty of the Loan or any other loan with Lender; or (e) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

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

Insolvency. The dissolution or termination of Borrowers existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrowers property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

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

Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness. Lender, at its option, may, but shall not be required to, permit the Guarantors estate to assume unconditionally the obligations arising under the guaranty in a manner satisfactory to Lender, and, in doing so, cure the Event of Default.

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

Minimum Debt Coverage Ratio (DCR) of 1.50X, defined as profit before taxes (PBT) plus interest (I) expense plus depreciation (D) divided by the sum of the current portion of long term debt (CPLTD) plus interest expense
(I):

                                   PBT + I + D
                            DCR =  -----------
                                   CPLTD + I

---------------------------------------------------------------------------

The Osbon Medical Systems division ("Osbon" ) of Imagyn Medical
Inc.("Imagyn"), formerly Urohealth Systems, Inc., OEM product purchases represented 21% of the Company's total sales for the current fiscal year, ending February 1998. For the prior fiscal year the Osbon corporation's OEM product purchases represented 61% of the Company's total sales.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715, a decline of $676,008, or 32%, from the previous fiscal year. For the fiscal year ended February 1998, sales to Osbon declined to $459,667. The sharp decline in sales to Osbon in the current year was due to three factors: 1) introduction of the Esteem products in fiscal 1997, 2) overstocking by Osbon of the OEM products in fiscal 1997 which impacted sales in the first quarter of fiscal 1998, and 3) an overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998. Osbon reported a decline of over 30% in its total sales of all vacuum devices in the final two calendar quarters of 1997. As a result Repro-Med did not sell any OEM products to Osbon from November 1997 through March 1998. The overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998 was due to a decrease in demand for vacuum devices due to increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of

Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices. Sales of OEM products to Osbon in the three month period ended May 31, 1998 were $103,008, or 15% of total Company sales. Repro-Med sales of OEM products to Osbon in the quarter ended May 31, 1997 were $111,888, or 34% of sales. Based on orders to-date and discussions with Osbon concerning anticipated purchases, and considering the reduced level of inventory held at Osbon, management estimates that sales to Osbon in the fiscal year ended February 1998 may be approximately 30% higher as compared to fiscal 1998. However, due to Osbon's continuing and projected significant operating losses, high debt level, and unfavorable credit rating, and announcements by Imagyn concerning its financial condition and liquidity, Repro-Med management is cautious concerning Osbon and Imagyn's financial viability.

At February 28, 1998, the Company's account receivable from Osbon were $80,843. This account receivable was for shipments made to Osbon in December 1997. Partial payments on this account receivable of $80,843 were made by Osbon in March and April 1998 with final payment made on May 18, 1998. As of May 31, 1998 account receivable from Osbon are $77,008. The May 31, 1998 account receivable was for shipments totaling $103,008 made to Osbon in April and May 1998. In May 1998 partial payment on these shipments of $26,000 was received reducing the balance owed to $77,008. Based on Osbon's recent payment history, discussions with Osbon concerning ongoing sales by Osbon of the OEM products, and considering recent announcements by Imagyn concerning its liquidity and financing, the Company anticipates that the receivable balance at May 31, 1998 of $77,008 will be paid in full and has not established a bad debt reserve for this receivable.

During the twelve month period ended March 1996, the Company, acting in accordance with its written agreement with Osbon for the manufacture by Repro-Med of the Esteem products ("Esteem Agreement"), cooperated in and provided extensive work in testing, validation, design analysis and problem solving, prototyping and generating and providing information concerning performance and improvements to the Esteem products design. In furtherance of the Esteem Agreement Repro-Med provided Osbon related information concerning Repro-Med's proprietary product design, materials, and manufacturing processes. Management believes that Repro-Med's assistance was vital to Osbon's attempts to complete the design and facilitate the timely manufacture of the Esteem products. Throughout this time period the Company advised Osbon of numerous engineering design faults related to the manufacturability, quality, and customer use of the Esteem products which Repro-Med had discovered through its testing and validation work on the Esteem products. These faults were primarily the result of either design specifications provided Osbon by its contract engineers or other items initiated by Osbon. A number of these faults were significant and resulted in delays throughout the program. In March 1996 the Company forthrightly advised Osbon that, based on the Company's current knowledge of the status of the design, that confirmation of certain production scheduling requested by Osbon was unrealistic and could not reasonably be achieved, namely the production and delivery of 7,000 Esteem products by May 15, 1996. In April 1996 Osbon advised that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem products and had secured other options for manufacture of these products. No prior notice was provided the Company by Osbon. Despite repeated requests to Osbon the Company has not received an explanation for this action. The Company has advised Osbon that Repro-Med is due compensation for its work to-date on the Esteem products and for use of its proprietary design and manufacturing information. The Company has also advised Osbon that Repro-Med is available to initiate the manufacture the Esteem products in accordance with its written agreement. The Company intends to seek to resolve these matters on an amicable basis with Osbon. To date no resolution has been agreed to, Osbon remains a significant and important customer of Repro-Med.

Management believes that the Company's revenues will increase due to growth in sales of the Res-Q-Vac and Syringe I.V. Infusion System, market introduction of its three new products (OTC vacuum device, OTC constriction rings and the reusable resuscitator) and also, contingent on the effect of Viagra, Muse, and other new products on the impotence vacuum device market, increased sales of OEM products to Osbon and Mission. Management believes that the Company can expand, albeit at a limited pace, on the basis of currently available funds which include working capital of $1,057,152 and cash flow derived from operations. Management anticipates that the Company's total cash position will continue to decline during fiscal 1999, due primarily to increases in inventory and accounts receivable from increasing sales, new product related spending, and scheduled long-term debt repayment of approximately $105,000. Due primarily to the significant decline in sales of OEM products to Osbon the Company recorded a large operating loss in the fiscal year ended February 1998. The operating loss in the fiscal year ended February 1998 was increased as the Company maintained staff and incurred added expenses and capital spending to support anticipated sales of new products.

The large operating loss and capital spending for new products in the fiscal year ended February 1998 generated a significant negative cashflow. Additionally a significant increase in inventory, due primarily to the Company's new Freedom60 I.V. and Mission OEM vacuum device, resulted in increased borrowing under the Company's bank line of credit. These items have severely reduced the Company's liquidity and available cash to expand operations and improve profitability. The Company recorded a profit of $13,796 in the quarter ended May 31, 1998 and, due to lower sales to Mission (see above), anticipates a loss of approximately $50,000 in the quarter ended August 1998. This loss, albeit at a significantly lower level than in fiscal 1998, is due in part to the Company maintaining staff and expense spending to support anticipated sales of its new products. The Company has taken actions to reduce expenses and effected certain staff reductions in May and June 1998. To further conserve cash, the Company is limiting inventory for the OTC vacuum erection device until firm sales orders are secured and is investigating other means of increasing cash flow, including further reducing operating costs and deferring non-essential expenditures. The expense and staff reductions taken to date (see above) are not sufficient to return the Company to consistent profitability. The Company expects, however, that when coupled with anticipated increases in new product sales, these expense and staff reductions, will enable the Company to return to profitable levels in the third or fourth quarter of the current fiscal year. However, if no significant increase in product sales versus current levels is seen, then management will have to consider additional steps to attempt to return the Company to profitability.

In addition, management is seeking additional sources of capital in order to enable the Company to continue its product development efforts, market its products more aggressively, and accelerate a return to consistent profitability.

In its efforts to expand its operations to a level to return the Company to profitability, the Company is continuing development of new products, including the OTC vacuum erection and constriction ring devices. However, cash and other working capital limitations may inhibit development and marketing of these new products, which also face risks inherent in bringing new medical devices to market. In particular, due to the significant inventory investment required, timely development and marketing of the OTC vacuum erection and constriction ring devices and resuscitator may be restricted.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of expected purchases of OEM products by Osbon or Mission, other unexpected increases or decreases in sales or manufacturing costs of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System, OTC vacuum erection and constriction ring devices, and resuscitator, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations

Results For Three Months Ended May 31, 1998 As Compared With Three Months Ended May 31, 1997:

In the three months ended May 31, 1998 the loss from operations was $15,450 as compared to a loss from operations of $150,089 in the three months ended
May 31, 1997, an improvement of $134,639. The improvement of $134,639 resulted from an increase in sales of $367,850 versus the first quarter of the prior year, due to increased sales of the Res-Q-Vac suction system and added sales from the new OEM vacuum device. The new OEM vacuum device added sales of $242,000 in the quarter.The losses from operations in both fiscal quarters resulted primarily from the decline in sales of OEM products to Osbon (see above). Selling, general, and administrative expenses were $283,913, a decrease of $9,203, versus the same quarter of the prior year, due primarily to decreased marketing costs. Research and development increased $17,940 to $58,676 due to product development expenses. Depreciation and amortization increased $6,527 to $39,380 due to depreciation of production tooling for the Freedom60 and OEM vacuum products.

In the quarter ended May 31, 1998, net income was $13,796, as compared to a net loss of $47,417 in the quarter ended May 31, 1997. Earnings per common share were $0.00 in the current quarter and the same quarter of the prior fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                  July 17, 1998
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 July 17, 1998
Jesse A. Garringer, Executive Vice-President, General
Manager,
Secretary, Director, and Chief Financial Officer