Form 10QSB
period 1998-08-31
REPRO MED SYSTEMS INC
filed 1998-10-15
CIK 704440

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM l0-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1998

                      Commission File Number 0-12305


                          REPRO-MED SYSTEMS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        NEW YORK                                        13-3044880
--------------------------------                       -----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        identification No.)


24 Carpenter Road, Chester, New York                       10918
----------------------------------------                   -----
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

                             Yes  X      No __

At August 31, 1998 the registrant had outstanding 22,142,000 shares of Common Stock, $.01 par value.

PART I
Item 1.  Financial Statements
Balance Sheets - August 31, 1998, August 31, 1997 and February 28, 1998. Statements of Income - For the three month and six month periods ended August 31, 1998 and August 31, 1997.
Statements of Cash Flow - August 31, 1998 and August 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1.  Legal Proceedings
None

Item 2.  Changes In Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                  Repro-Med Systems, Inc. And Subsidiary
                        Consolidated Balance Sheets

Assets                                   Aug 31,1998  Aug 31,1997  Feb 28,1998
Current Assets
Cash and Cash Equivalents                  $  91,165     $35,732  $  160,567
Short-term Investments                       351,513     575,363     631,289
Accounts Receivable (Less Allowance for
Doubtful Accounts of $2,976 5/98,$2,976      239,897     815,859     232,915
5/97,$2,976 2/98)
Inventory                                    752,594     675,611     634,109
Prepaid Expenses & Other Receivables          67,087      66,398      65,876
Deferred Taxes - Current                     156,000     156,000     156,000
                                           ---------   ---------   ---------
Total Current Assets                       1,658,256   2,324,963   1,880,756

Property, Equipment And Other Assets
Land                                         290,303     290,303     290,303
Property and Equipment, Net                1,393,124   1,391,260   1,432,591
Deferred Taxes - Non-current                 407,782      76,827     358,409
Other Assets, Net                             62,615      70,540      69,130
                                           ---------   ---------   ---------
Total Property, Equipment And Other
Assets                                     2,153,824   1,828,930   2,150,433
-----------------------------------------  ---------   ---------   ---------
Total Assets                              $3,812,080  $4,153,893  $4,031,189
=========                                  =========   =========   =========

Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                          $   84,026  $   97,613  $  140,440
Current Maturities of Long-term Debt          85,328      70,188      85,327
Bank Line of Credit Payable                  480,000      85,000     360,000
Other Current Liabilities                    155,000     171,285     218,188
                                           ---------   ---------   ---------
Total Current Liabilities                    804,354     424,086     803,955
Long-term Debt                             1,035,695   1,059,607   1,077,605
                                           ---------   ---------   ---------
Total Liabilities                          1,840,049   1,483,693   1,881,560
---------------------                      ---------   ---------   ---------
Minority Interest In Subsidiary              240,514     310,811     280,493
---------------------------------------    ---------   ---------   ---------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par
Value, Authorized 2,000,000 shares,
Issued & Outstanding 10,000 shares               100         100         100
Common Stock, $.01 Par Value, Authorized
50,000,000 Shares, Issued and Outstanding
22,142,000                                   221,420     221,420     221,420
Warrants Outstanding                             140         140         140
Additional Paid-In Capital                 3,040,662   3,040,662   3,040,662
Accumulated (Deficit)                     (1,388,805)  (760,933)  (1,251,186)
Treasury Stock at Cost (2,275,000 shares)   (142,000)  (142,000)    (142,000)
Total Stockholder's Equity                 1,731,517   2,359,389   1,869,136
Total Liab.& Stockholders'Equity          $3,812,080  $4,153,893  $4,031,189
=========================================  =========   =========   =========

                  Repro-Med Systems, Inc. And Subsidiary
                     Consolidated Statements Of Income

                            For Three Months Ended    For Six Months Ended
                            ----------------------    ---------------------
                            Aug 31,1998  Aug 31,1997  Aug 31,1998 Aug 31,1997
                            ----------- -----------  ----------- -----------
Sales
-------------------
Net Sales of Products         $  371,230 $   422,623  $ 1,071,548 $   755,091
Sale of Impotence Treatment            0     708,000            0     708,000
                               ---------   ---------    ---------   ---------
                                 371,230   1,130,623    1,071,548   1,463,091
Costs And Expenses:
Cost of Goods Sold               288,125     198,243      621,924     314,095
Selling, General &
Administrative Expenses          292,040     302,489      575,954     595,605
Research and Development          24,440      20,488       83,115      61,224
Depreciation and                  39,380      31,471       78,760      64,324
Amortization
                               ---------   ---------    ---------   ---------
                                 643,985     552,691    1,359,753   1,035,248
                               ---------   ---------    ---------   ---------
Income (Loss) From             (272,755)     577,932    (288,205)     427,843
Operations
---------------------------
Non-Operating
Income(Expense):
Licensing Income                       0   (125,000)            0      75,000
Rental Income                     21,525      21,525       43,050      43,050
Interest (Expense)              (33,673)    (26,628)     (62,887)    (49,418)
Interest & Other Inc (Exp)        68,953       6,804       85,821      15,356
                               ---------   ---------    ---------   ---------
                                  56,805   (123,299)       65,984    (66,012)
                               ---------   ---------    ---------   ---------
Income (Loss) Before Minority
Interest  Share of Operations  (215,950)     454,633    (222,221)     361,831
---------------------------
Minority Interest In
(Income) Loss of Subsidiary       19,413   (189,844)       39,979   (191,986)
                               ---------   ---------    ---------   ---------
Income (Loss) Before Income    (196,537)     264,789    (182,242)     169,845
Taxes
---------------------------
Provision (Benefit) For
Income Taxes                    (49,123)      21,303     (48,623)    (26,224)
                               ---------   ---------    ---------   ---------
Net Income (Loss) After
Income Taxes                 $ (147,414)   $ 243,486  $ (133,619)   $ 196,069
===========================    =========   =========    =========   =========
Earnings (Loss) Per Common
Share
Primary                        $  (0.01)      $ 0.01    $  (0.01)      $ 0.01
Fully Diluted                  $  (0.01)      $ 0.01    $  (0.01)      $ 0.01

                  Repro-Med Systems, Inc. And Subsidiary
                         Statements Of Cash Flows

                                            For The Six Months Ended
                                        Aug 31,1998    Aug 31,1997

Cash Flows From Operating Activities
Net Income (Loss)                        $ (133,619)    $  196,069

Adjustments To Reconcile Net Income To
Net Cash
Provided By Operating Activities:
Income (Loss) Of Minority Interests         (39,979)      191,987
Depreciation and Amortization                 78,760       64,324
(Increase) Decrease Short-term               279,776       60,377
Investments
Decrease (Increase) In Accounts              (6,982)    (669,353)
Receivable
Decrease (Increase) In Inventory           (118,483)    (151,644)
Decrease (Increase) In Prepaid Expenses
And  Other Receivables                       (1,211)       11,728
Decrease (Increase) In Deferred Taxes       (49,373)     (53,168)
Increase (Decrease) In Accounts Payable     (56,415)     (21,543)
Increase (Decrease) In Other Current        (63,188)      114,468
Liabilities
                                           ---------    ---------
Net Cash Provided By Operating             (110,714)    (256,755)
Activities                                 ---------    ---------

Cash Flows From Investing Activities
(Acquisition) of Property and Equipment     (32,533)    (124,638)
(Acquisition) of Other Assets                  (245)      (3,440)
                                           ---------    ---------
Net Cash (Used) by Investing Activities     (32,778)    (128,078)
                                           ---------    ---------
Cash Flows From (Used By) Financing
Activities
Proceeds From Term-loan                            0      250,000
Proceeds (Repayment) Line Of Credit          120,000       85,000
Repayment Of Mortgage and Term-loan         (41,910)      (8,771)
Preferred Stock Dividend                     (4,000)      (4,000)
                                           ---------    ---------
Net Cash Provided (Used) by Financing         74,090      322,229
Activities                                 ---------    ---------

Net Increase (Decrease) In Cash and
Cash Equivalents                            (69,402)     (62,604)
Cash and Cash Equivalents - Beginning of     160,567       98,336
Period                                     ---------    ---------

Cash and Cash Equivalents - End of          $ 91,165    $  35,732
period
Supplementary Data - Interest Paid          $ 62,887    $  49,418

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

PART I, Item 2
Repro-Med Systems, Inc. And Subsidiary

Management's Discussion and Analysis of Financial Condition and Results of Operations for use with 10-QSB for the Quarter Ended August 31, 1998

Capital Resources and Liquidity
-------------------------------

Cash and equivalents on a consolidated basis were $91,165 at August 31, 1998, as compared to $35,732 at August 31, 1997. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc., of $16,227 at August 31, 1998, and $6,185 at August 31, 1997.

Net working capital on a consolidated basis at August 31, 1998 was $853,902, as compared to $1,076,801 at February 28, 1998 and $1,900,877 at
August 31, 1997. Net working capital included Gamogen, Inc. net working capital of $437,406 at August 31, 1998, $524,059 at February 28, 1998 and
$606,715 at August 31, 1997.

In the six month period ended August 31, 1998, the Company's liquidity declined as reflected in the decrease in its net working capital of $222,899, or 21%, versus the balance at February 28, 1998 of $1,076,801.
The six month decrease in net working capital of $222,899 resulted primarily from $41,910 in scheduled repayments of long-term debt, $32,533 in purchases of production tooling for the Freedom60 Syringe Infusion System and the OTC vacuum device (see comments below)and the effect of the Company's pre-tax loss for the six months ended August 31, 1998 of $182,242.

Versus the balance at August 31, 1997 the Company's net working capital decreased $1,046,975 due to long-term debt repayments of $58,773, purchase of production tooling for new products, and the Company's pre-tax losses for third and fourth quarters of the year ended February 1998 which totaled $767,344 and Company's pre-tax loss for the six months ended August 31, 1998 of $182,242.

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

In the fiscal year ended February 28, 1998, the Company developed a medical device for an OEM customer, Mission Pharmacal ("Mission"), a San Antonio based manufacturer of pharmaceuticals and medical devices, based on the Company's suction technology. The Company's agreement with Mission includes advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device. As of August 31, 1998 the Company has received advance payments totaling $93,030. Based on its agreement with Mission repayment of these advances was contingent on purchase of a certain minimum quantity of the OEM medical suction device by September 1998. As of October 10, 1998 Mission had not purchased its minimum requirement and had previously advised the Company that it would not purchase the minimum. As a result Mission has forfeited the advance payments of $93,030. In the quarter ended August 31, 1998 the Company reduced its other current liability by $93,030 to reflect elimination of its liability for these advances and recorded other income and reduced research and development costs to reflect income from the payment of these advances.

Under the Company's agreement with Mission, the Company will manufacture and sell this medical suction device to Mission. The Company initiated production of the OEM medical suction device in September 1997 and initiated shipments in November 1997. Total sales in the fiscal year ended February 1998 of the OEM medical suction device were $122,511. Total sales in the three month period ended August 31, 1998 of the OEM medical suction device were $118,800. Total sales in the six month period ended August 31, 1998 of the OEM medical suction device were $360,800. The OEM medical suction device sold to Mission is purchased for distribution in the impotence vacuum device market.

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

Due to market conditions including the introduction of Muse and Viagra, Mission, as of May 1998, had significant inventory of the OEM vacuum erection device. As a result, Mission negotiated with the Company to continue to purchase components and assemble product, hold Mission product at the Company's Chester facility, and bill Mission, at the reduced purchase rate of 1,800 units or $39,600 in sales per month, through June 1999, under 30 day payment terms. As of August 1998 the

Company has recorded sales of $158,400 under this arrangement and Mission has timely remitted payment for these purchases. The Company has purchased components for these $158,400 in sales, but pending certain changes in the OEM medical suction device subsequently requested by Mission, assembly of the device by Repro-Med has been delayed until these changes are resolved. The Company has recorded charges for the component cost of these sales and the anticipated assembly cost of the product for the portion of the sales recorded but not assembled. The Company anticipates resumption of assembly of the OEM medical suction device in the quarter ended November 1998.

Based on the revised purchase quantities negotiated with Mission, which have taken into effect the anticipated impact of Viagra and Mission's current inventory of this product, and contingent on the successful marketing of the device by Mission, the Company anticipates revenue of approximately $550,000 from the sale of this device in the fiscal year ended February 1999, an increase of approximately $427,000 versus the fiscal year ended February 28, 1998. There can be no guarantee, however, that Mission will be successful in marketing of the device or that sales of vacuum erection devices can recover from the impact of Viagra. The Mission OEM vacuum erection device may compete with the Company's other OEM products, but in management's opinion will not directly reduce sales of other OEM products.

In February 1998, the Company initiated the development of a vacuum erection device and constriction ring devices for vacuum treatment of impotence. These devices will be targeted at both impotent men and men seeking to enhance natural or induced erections and sexual performance. According to published reports, it is estimated that in the United States there are 30 million men who suffer impotence with approximately 3 million currently treated by approved prescription treatments, including vacuum therapy. The Company's devices will offer convenient, highly effective treatments for impotence and for individuals seeking sexual improvement from natural or induced erections, and will be sold on an OTC basis. In June 1998 the Company received approval of its 510(k) application to the FDA which allows the Company to market these devices, including over-the-counter sale ("OTC"). The Company completed development and initiated production of its OTC-version vacuum erection device in September 1998 and anticipates completion of the constriction ring devices in October. The Company is in the process of developing distribution for these devices, but has not finalized its plans.

In October 1997, the Company submitted to the FDA a 510(k) application to market a reusable resuscitator ("resuscitator"). This 510(k) application was approved by the FDA in June 1998. This product, developed by a Taiwanese medical device and component supplier, will be marketed primarily in the US emergency medical (ambulance) and homecare marketplace and in certain foreign countries. Tradenamed the Plus resuscitator, this respiratory device combines premium features in a low cost unit. The Plus resuscitator is used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. The reusable resuscitator is sold through many of the same distributors currently marketing the Company's Res-Q-Vac suction system. The Company initiated sales of this product in the month of August 1998. Total sales in August 1998 of the reusable resuscitator were $11,211.

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

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. The price for the facility was $1,030,000. The purchase of the Chester facility was financed in part by a $900,000 mortgage loan from Key Bank. The mortgage is a 10 year loan with a 20 year amortization rate and interest at a rate of 8.82% for years 1-5 and for years 6-10 the Key Bank base rate plus 0.5. Effective December 1997 the Company entered into an interest-swap agreement with Key Bank which reduced the effective interest rate on the mortgage to a fixed rate of 8.46% through April 2006. The annual mortgage payment for the fiscal year ended February 1999 including principal and estimated interest of $72,000, is approximately $106,500, payable in monthly installments. For the three months ended August 31, 1998 a total of $17,037 in interest expense on the mortgage was recorded. For the six months ended August 31, 1998 a total of $31,703 in interest expense on the mortgage was recorded. Total mortgage principal payments for the three months ended August 31, 1998 were $8,364. Total mortgage principal payments for the six months ended August 31, 1998 were $16,728. As of February 28, 1998 a total of $142,534 in mortgage interest was recorded. Total principal payments made as of February 28, 1998 were $28,674. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. As of February 28, 1998 a total of $158,089 in rent, exclusive of property tax rent allocations have been paid by Key Bank. For the three months ended August 31, 1998 a total of $21,525 in rent, exclusive of property tax rent allocations have been paid by Key Bank. For the six months ended August 31, 1998 a total of $43,050 in rent, exclusive of property tax rent allocations have been paid by Key Bank. The lease contract required an $86,100 security deposit from Key Bank and an additional rent allocation to Key Bank of 35% of all property tax payments. Key Bank intends to maintain local branch operations in the leased portion of the building. The new facility has improved Repro-Med and Gyneco manufacturing efficiencies and provided additional space for expansion of operations. The total cash expenditure in the fiscal year ended February 1996 for this real estate purchase was $78,736, which included a $55,000 deposit. The total cash expenditure, net of the mortgage proceeds of $900,000, in the fiscal year ended February 1997 for this real estate purchase and certain capital improvements, and other related legal and engineering costs was $227,643.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. On December 1, 1997, the Company secured from Key Bank of New York a $300,000 five-year term loan and a new line of credit of $500,000. At February 28, 1998 the Company had an outstanding balance of $291,606 on the 5-year term loan and $360,000 on the line of credit. At August 31, 1998, the Company had an outstanding balance of $262,227 on the 5-year term loan and $480,000 on the line of credit.

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

NEGATIVE COVENANTS:
-------------------
Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of Lender:

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
                                   CPLTD + I

---------------------------------------------------------------------------

The Osbon Medical Systems division ("Osbon" ) of Imagyn Medical
Inc.("Imagyn"), formerly Urohealth Systems, Inc., OEM product purchases represented 21% of the Company's total sales for the fiscal year ending February 1998. In the fiscal year ended February 1997 the Osbon corporation's OEM product purchases represented 61% of the Company's total sales.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715, a decline of $676,008, or 32%, from the previous fiscal year. For the fiscal year ended February 1998, sales to Osbon declined to $459,667. The sharp decline in sales to Osbon in the fiscal year ended February 28, 1998 was due to three factors:
1) introduction of the Esteem products in fiscal 1997, 2) overstocking by Osbon of the OEM products in fiscal 1997 which impacted sales in the first quarter of fiscal 1998, and 3) an overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998. Osbon reported a decline of over 30% in its total sales of all vacuum devices in the final two calendar quarters of 1997. As a result Repro-Med did not sell any OEM products to Osbon from November 1997 through March 1998. The overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998 was due to a decrease in demand for vacuum devices due to increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices. Sales of OEM products to Osbon in the three month period ended August 31, 1998 were $0. Sales of OEM products to Osbon in the six month period ended August 31, 1998 were

$103,008, or 10% of total Company sales. Repro-Med sales of OEM products to Osbon in the three month period ended August 31, 1997 were $159,840, or 38% of product sales. Repro-Med sales of OEM products to Osbon in the six month period ended August 31, 1997 were $271,725, or 36% of product sales. Based on orders to-date and discussions with Osbon concerning anticipated purchases, and considering the reduced level of inventory held at Osbon, management estimates that sales to Osbon in the fiscal year ended February 1998 may be approximately 30% higher as compared to fiscal 1999. However, on October 9, 1998 in a public press release Imagyn announced the sale of its impotence product line to Timm Research of Eden Prairie, Minnesota. In the press release Imagyn announced that it expects to close on this sale in 30 days. Management has no further information on this sale nor its effect on sales of OEM products to Osbon or Timm Research Company.

Due to Osbon's continuing and projected significant operating losses, high debt level, and unfavorable credit rating, and announcements by Imagyn concerning its financial condition and liquidity, Repro-Med management is cautious concerning Osbon and Imagyn's financial viability. At February 28, 1998, the Company's account receivable from Osbon were $80,843. This account receivable was for shipments made to Osbon in December 1997. Partial payments on this account receivable of $80,843 were made by Osbon in March and April 1998 with final payment made on May 18, 1998. As of August 31, 1998 account receivable from Osbon were $77,008. The August 31, 1998 account receivable was for shipments totaling $103,008 made to Osbon in April and May 1998 reduced by partial payments received in subsequent months. Based on Osbon's recent payment history, discussions with Osbon concerning ongoing sales by Osbon of the OEM products, and considering recent announcements by Imagyn concerning its liquidity and financing, the Company anticipates that the receivable balance at August 31, 1998 of $77,008 will be paid in full and has not established a bad debt reserve for this receivable. As of October 10, 1998 the $77,008 account receivable at August 31, 1998 was reduced by subsequent payments from Osbon to a balance owing of $15,000.

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

Management believes that the Company's revenues will increase due to growth in sales of the Res-Q-Vac and Syringe I.V. Infusion System, market introduction of its three new products (OTC vacuum device, OTC constriction rings and the reusable resuscitator) and also, contingent on the effect of Viagra, Muse, and other new products on the impotence vacuum device market, increased sales of OEM products to Osbon or Timm Research Company and Mission. Management believes that the Company can expand, albeit at a limited pace, on the basis of currently available funds which include working capital of $853,902 and cash flow derived from operations. Management anticipates that the Company's total cash position will continue to decline during fiscal 1999, due to increases in inventory and accounts receivable from increasing sales, new product related spending, and scheduled long-term debt repayment of approximately $105,000. Due primarily to the significant decline in sales of OEM products to Osbon the Company recorded a large operating loss in the fiscal year ended February 1998. The operating loss in the fiscal year ended February 1998 was increased as the Company maintained staff and incurred added expenses and capital spending to support anticipated sales of new products.

The large operating loss and capital spending for new products in the fiscal year ended February 1998 generated a significant negative cashflow. Additionally a significant increase in inventory, due primarily to the Company's new Freedom60 I.V. and Mission OEM vacuum device, resulted in increased borrowing under the Company's bank line of credit. These items have severely reduced the Company's liquidity and available cash to expand operations and improve profitability. The Company recorded a loss of $133,619 in the six month period ended August 31, 1998. This loss is due in part to the Company maintaining staff and expense spending to support anticipated sales of its new products. The Company has taken actions to reduce expenses and effected certain staff reductions in May and June 1998. To further conserve cash, the Company is limiting inventory for the OTC vacuum erection device until firm sales orders are secured and is investigating other means of increasing cash flow, including further reducing operating costs and deferring non-essential expenditures. The expense and staff reductions taken to date (see above) are not sufficient to return the Company to consistent profitability. The Company expects, however, that when coupled with anticipated increases in new product sales, these expense and staff reductions, will enable the Company to return to profitable levels in the fourth quarter of the current fiscal year. However, if no significant increase in product sales versus current levels is seen, then management will have to consider additional steps to attempt to return the Company to profitability. In addition, management is seeking additional sources of capital in order to enable the Company to continue its product development efforts, market its products more aggressively, and accelerate a return to consistent profitability. In its efforts to expand its operations to a level to return the Company to profitability, the Company is continuing development of new products. However, cash and other working capital limitations may inhibit development and marketing of these new products, which also face risks inherent in bringing new medical devices to market. In particular, due to the significant inventory investment required, marketing of the OTC vacuum erection and constriction ring devices and resuscitator may be restricted.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of expected purchases of OEM products by Osbon, its successor, or Mission, other unexpected increases or decreases in sales or manufacturing costs of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System, OTC vacuum erection and constriction ring devices, and resuscitator, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations
-----------------------

Results For Three Months Ended August 31, 1998 As Compared With Three Months Ended August 31, 1997:

In the three months ended August 31, 1998 the loss from operations was $147,414 as compared to income from operations of $243,486 in the three months ended August 31, 1997, an decline of $390,900. The decline of $390,900 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology in the quarter ended August 31, 1997 which did not repeat in the quarter ended August 31, 1998. Selling, general, and administrative expenses were $292,040, a decrease of $10,449, versus the same quarter of the prior year, due primarily to decreased marketing and administrative costs. Research and development increased $3,952 to $24,440 due to product development expenses. Depreciation and amortization increased $7,909 to $39,380 due to depreciation of production tooling for the Freedom60 and OEM vacuum products.

In the quarter ended August 31, 1998, the Company's net loss was $147,414, as compared to net income of $243,486 in the quarter ended August 31, 1997. The loss per common share was $0.01 as compared to income per share of $0.01 in the fiscal quarter ended August 31, 1997.

Results For Six month period Ended August 31, 1998 As Compared With Six month period Ended August 31, 1997:

In the six month period ended August 31, 1998 the loss from operations was $133,619 as compared to income from operations of $196,069 in the six month period ended August 31, 1997, an decline of $329,688. The decline of $329,688 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology in the six month period ended August 31, 1997 which did not repeat in the six month period ended August 31, 1998. Selling, general, and administrative expenses were $575,954, a decrease of $19,651, versus the same six month period of the prior year, due primarily to decreased marketing and administrative costs. Research and development increased $21,891 to $83,115 due to product development expenses. Depreciation and amortization increased $14,436 to $78,760 due to tooling for the Freedom60 and OEM vacuum products.

In the six month period ended August 31, 1998, the Company's net loss was

$133,619, as compared to net income of $196,069 in the six month period ended August 31, 1997. The loss per common share was $0.01 in the current six month period as compared to income per share of $0.01 in the six month period ended August 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                  Oct 12, 1998
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 Oct 12, 1998
Jesse A. Garringer, Executive Vice-President, General
Manager, Secretary, Director, and Chief Financial
Officer