Form 10QSB
period 1998-11-30
REPRO MED SYSTEMS INC
filed 1999-01-19
CIK 704440

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998

     Commission File Number 0-12305

                              REPRO-MED SYSTEMS,INC.
___________________________________________________________________________

          (Exact name of registrant as specified in its charter)

             NEW YORK                                       13-3044880
_____________________________________                  ____________________
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

24 Carpenter Road, Chester, NY, 10918                         10918
_____________________________________                  ____________________
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (914) 469-2042

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practicable date.

          Class                                Outstanding at November 30, 1998

________________________________               --------------------------------
(Common Stock, $.01 par value)                              22,142,000

                                         REPRO-MED SYSTEMS,INC.

                                                 INDEX


PART I Financial Information                                         Page No.

Condensed Consolidated Balance Sheet -
     November 30, 1998; November 30, 1997 and February 28, 1998          3

Condensed Consolidated Statement of Income -
     three months and nine months ended November 30, 1998                4
     and November 30, 1997

Condensed Consolidated Statements of Cash Flows -
     nine months ended November 30, 1998 and November 30, 1997           5

Notes to Condensed Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    7-15


PART II Other Information

Item 1. Other Information                                                16

Item 2. Exhibits and Reports on Form 8-K                                 17-23

                                  FORM 10-Q

                      PART I - FINANCIAL INFORMATION
                   REPRO-MED SYSTEMS,INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                         November 30,  November 30, February 28,
Assets                                       1998        1997        1998
                                          ----------  ----------  ----------
Current assets
 Cash and cash equivalents                $  108,597     $63,099  $  160,567
 Short-term investments                      155,025     839,308     631,289
 Accounts receivable (less allowance for
 doubtful accounts of $2,976 11/98,          151,135     311,085     232,915
 $2,976 11/97, $2,976 2/98)
 Inventory                                   788,520     729,291     634,109
 Prepaid expenses & other receivables         85,367      49,042      65,876
 Deferred taxes - current                    156,000     156,000     156,000
                                           ---------   ---------   ---------
    Total current assets                   1,444,644   2,147,825   1,880,756

 Land                                        290,303     290,303     290,303
 Property and equipment, net               1,370,564   1,417,275   1,432,591
 Deferred taxes - non-current                446,901     131,659     358,409
 Other assets, net                            59,435      67,160      69,130
                                           ---------   ---------   ---------
Total property, equipment and other
assets                                     2,167,203   1,906,397   2,150,433
-----------------------------------------  ---------   ---------   ---------
Total Assets                              $3,611,847  $4,054,222  $4,031,189
=========                                  =========   =========   =========
                                  LIABILITIES
Current Liabilities
 Accounts payable                         $  102,443  $  141,345  $  140,440
 Current maturities of long-term debt         85,328      70,188      85,327
 Bank line of credit payable                 480,000     160,000     360,000
 Other current liabilities                   191,174      84,162     218,188
                                           ---------   ---------   ---------
   Total current liabilities                 858,945     455,695     803,955
   Long-term debt                            976,934   1,053,895   1,077,605
                                           ---------   ---------   ---------
Total Liabilities                          1,835,879   1,509,590   1,881,560
---------------------                      ---------   ---------   ---------
Minority interest in subsidiary              184,271     300,669     280,493
Stockholder's equity
Preferred stock, 8% cumulative $.01 par
value,  Authorized 2,000,000 shares,
issued & outstanding 10,000 shares               100         100         100
Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
22,142,000                                   221,420     221,420     221,420
Warrants outstanding                             140         140         140
Additional paid-in capital                 3,040,662   3,040,662   3,040,662
Accumulated (deficit)                     (1,528,625)  (876,359)  (1,251,186)
Treasury stock at cost (2,275,000 shares)  (142,000)   (142,000)   (142,000)
Total stockholder's equity                 1,591,697   2,243,963   1,869,136
                                           ---------   ---------   ---------
Total Liabilities And Stockholders'
Equity                                    $3,611,847  $4,054,222  $4,031,189

                                 FORM 10-Q

                   REPRO-MED SYSTEMS,INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF INCOME

                               Three months ended        Nine months ended
                                  November 30,             November 30,
                                1998        1997         1998        1997
                             ----------- -----------  ----------- -----------
Sales
Net sales of products         $  312,103 $   440,728  $ 1,383,651 $ 1,195,819
Sale of impotence treatment            0           0            0     708,000
                               ---------   ---------    ---------   ---------
                                 312,103     440,728    1,383,651   1,903,819
Costs and expenses:
Cost of goods sold               237,204     281,442      859,127     595,537
Selling, general &
administrative expenses          209,823     280,463      785,777     876,068
Research and development          56,771      21,358      139,886      82,582
Depreciation and
amortization                      31,880      31,880      110,640      96,204
                               ---------   ---------    ---------   ---------
                                 535,678     615,143    1,895,430   1,650,391
                               ---------   ---------    ---------   ---------
Income (loss) from             (223,575)   (174,415)    (511,779)     253,428
operations

Non-operating
income(expense):
Licensing income                       0           0            0    (75,000)
Rental income                     21,525      21,525       64,575      64,575
Interest (expense)              (35,791)    (31,427)     (98,678)    (80,845)
Interest & other income
expense)                           2,659       7,032       88,479      22,388
                               ---------   ---------    ---------   ---------
                                (11,607)      (2,870)      54,376    (68,882)
 In come (loss) before
minority interest share of     (235,182)   (177,285)    (457,403)     184,546
operations
---------------------------
Minority interest in
(income) Loss of subsidiary       56,243      10,199       96,222   (181,787)
                               ---------   ---------    ---------   ---------
Income (loss) before income    (178,939)   (167,086)    (361,181)       2,759
taxes

Provision (benefit) for         (39,119)    (55,719)     (87,742)    (81,943)
income taxes
                               ---------   ---------    ---------   ---------
Net income (loss) after
income taxes                 $ (139,820) $ (111,367)  $ (273,439) $    84,702
===========================    =========   =========    =========   =========
Weighted average number of
shares outstanding
  Primary                     22,142,000  22,142,000   22,142,000  22,142,000
  Fully Diluted               25,967,158  25,581,762   25,967,158  25,581,762

Net income (loss) per share
  Primary                    $    (0.01) $    (0.01)  $    (0.01) $      0.00
  Fully Diluted              $    (0.01) $    (0.01)  $    (0.01) $      0.00

                                FORM 10-Q

                   REPRO-MED SYSTEMS,INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Nine Months Ended
                                       November 30, November 30,
                                            1998         1997
                                         -----------  -----------
Cash flow from operating activities
Net Income (Loss)                      $   (273,439)    $  84,702

Adjustments to reconcile net income to
net cash
provided by operating activities:
Income (loss) of minority interests         (96,222)      181,787
Depreciation and amortization                110,640       96,204
(Increase) decrease short-term
investments                                  476,264    (202,767)
Decrease (increase) in accounts
receivable                                    81,780    (164,579)
Decrease (increase) in inventory           (154,411)    (205,324)
Decrease (increase) in prepaid expenses
and  other receivables                      (19,491)       29,084
Decrease (increase) in deferred taxes       (88,492)    (108,000)
Increase (decrease) in accounts payable     (37,997)       22,189
Increase (decrease) in other current
liabilities                                 (27,013)       27,345
                                           ---------    ---------
Net cash provided by operating
activities                                  (28,381)    (239,359)
                                           ---------    ---------
Cash flows from investing activities
(Acquisition) of property and equipment     (38,473)    (179,079)
(Acquisition) of other assets                  (445)      (3,515)
                                           ---------    ---------
Net cash (used) by investing activities     (38,918)    (182,594)
                                           ---------    ---------
Cash flows from (used by) financing
activities
Proceeds from term loan                            0      261,583
Proceeds (repayment) line of credit          120,000      160,000
Repayment of mortgage and term-loan        (100,671)     (26,066)
Preferred stock dividend                     (4,000)      (8,000)
                                           ---------    ---------
Net cash provided (used) by financing
activities                                    15,329      387,517
                                           ---------    ---------
Net increase (decrease) in cash and
cash equivalents                            (51,970)     (34,436)
Cash and cash equivalents - beginning of
period                                       160,567       97,535
                                           ---------    ---------
Cash and cash equivalents - end of         $ 108,597   $   63,099
period
Supplementary data - interest paid          $ 98,678    $  80,845


                                FORM 10-Q

                   REPRO-MED SYSTEMS,INC. AND SUBSIDIARY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: MANAGEMENT'S STATEMENT

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

                                 FORM 10-Q

                    REPRO-MED SYSTEMS,INC. AND SUBSIDIARY

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

Capital Resources and Liquidity

Cash and equivalents on a consolidated basis were $108,597 at November 30, 1998, as compared to $63,099 at November 30, 1997. Cash and equivalents includes cash of the Company's subsidiary, Gamogen, Inc., of $33,680 at November 30, 1998, and $17,724 at November 30, 1997.

Net working capital on a consolidated basis at November 30, 1998 was $585,699, as compared to $1,076,801 at February 28, 1998 and $1,692,130 at
November 30, 1997. Net working capital included Gamogen, Inc. net working capital of $307,140 at November 30, 1998, $524,059 at February 28, 1998 and $571,645 at November 30, 1997.

In the nine month period ended November 30, 1998, the Company's liquidity declined as reflected in the decrease in its net working capital of $491,102, or 46%, versus the balance at February 28, 1998 of $1,076,801.
The nine month decrease in net working capital of $491,102 resulted primarily from $100,671 in scheduled repayments of long-term debt, purchase of production tooling and inventory for new products and the effect of the Company's pre-tax loss for the nine months ended November 30, 1998 of $361,181.

Versus the balance at November 30, 1997 the Company's net working capital decreased $1,106,431 due to long-term debt repayments of $126,737, purchase of production tooling and inventory for new products, and the Company's pre-tax losses for the 12 month period ending November 30, 1998 of $791,594.

The Company has developed a non-electric, portable I.V. delivery system, trade-named the Freedom60 Syringe Infusion System ("Freedom60 System") which employs a unique pump, standard syringes, and proprietary disposable tubing resulting in a very low cost per infusion. The Company has secured the necessary FDA approvals on the Freedom60 System and completed product engineering, the purchase of production tooling and component parts inventory, and long-term supply agreements for the syringe and disposable tubing. The Company initiated production of the Freedom60 System in April 1997. In May 1997 the Company initiated advertising in US infusion medical journals and promotion at various US and international trade expositions. Effective July 1997, the Company entered into an agreement with a large organization of independent US medical equipment and supply dealers for the exclusive distribution rights for the Freedom60 System in certain US medical markets, including hospitals, nursing homes, and home infusion service providers. No minimum purchase commitments were required under this agreement, however, the agreement included, as a condition to maintaining these exclusive distribution rights, minimum dealer purchase volumes of infusion pumps and disposable syringe/tubing sets, beginning July 1997. Due to low dealer purchase volumes, effective May 11, 1998 Repro-Med terminated this exclusive distribution agreement. Repro-Med has retained certain of these dealers in certain regions of the US and is seeking alternative distribution in other areas. There can be no guarantee that the dealers retained or new dealers will be successful in marketing and selling of the Freedom60 Syringe I.V. Infusion System. In April 1998, the Company hired and appointed a sales manager experienced in the infusion market to direct and support its US distribution and sales of its infusion products. The Company is exploring various other options for marketing and distribution of the Freedom60 Syringe Infusion System.

In November 1998 the Company restructured its marketing efforts for several of its key products. Marion Howarth, was appointed the new product manager for the Freedom60 Syringe Infusion Pump System, this position reports to the President. This effort is in addition to the two outside consultants who were engaged in August 1998 to assist in marketing the Freedom60 to national accounts and to identify and sell to large regional home health care companies. In addition to the President and newly appointed product manager, the Company has two full time sales personnel calling directly on Freedom60 accounts. The Company has developed and is refining its sales and marketing strategy which management believes will successfully establish the Freedom60 in the ambulatory infusion market due to the Freedom60's low cost per use, reliability, safety and significant benefits to the patient. There can be no assurance, however, that sales will be generated or that the sales will be sufficient to return the company to profitability or that competition with greater capital resources than the Company will not adversely impact sales of the Freedom60.

A new product manager, Sam Sorbello, was appointed for the Res-Q-Vac System, this position reports to the President. He is also responsible for sales of the Plus resuscitator and for sales of the Gyneco affiliate. The Company has reviewed the sales history of Res-Q-Vac and in November 1998 initiated a year-end sales promotion which was successfully completed in December 1998. The Company is redirecting its efforts and is embarking on additional sales, telemarketing, and other sales strategies to increase sales on the successful Res-Q-Vac system. In the opinion of management, the Res-Q-Vac is the device of choice for the emergency resuscitation market.

In the fiscal year ended February 28, 1998, the Company developed a medical device for an OEM customer, Mission Pharmacal ("Mission"), a San Antonio based manufacturer of pharmaceuticals and medical devices, based on the Company's suction technology. The Company's agreement with Mission includes advance payments to help defer Company expenditures for engineering and production tooling costs related to the development of the medical suction device. As of November 30, 1998 the Company has received advance payments totaling $93,030. Based on its agreement with Mission repayment of these advances was contingent on purchase of a certain minimum quantity of the OEM medical suction device by September 1998. As of October 10, 1998 Mission had not purchased its minimum requirement and had previously advised the Company that it would not purchase the minimum. As a result Mission has forfeited the advance payments of $93,030. In the quarter ended August 31, 1998 the Company reduced its other current liability by $93,030 to reflect elimination of its liability for these advances and recorded other income and reduced research and development costs to reflect income from the payment of these advances.

Under the Company's agreement with Mission, the Company will manufacture and sell this medical suction device to Mission. The Company initiated production of the OEM medical suction device in September 1997 and initiated shipments in November 1997. Total sales in the fiscal year ended February 1998 of the OEM medical suction device were $122,511. Total sales in the nine month period ended November 30, 1998 of the OEM medical suction device were $420,200. The OEM medical suction device sold to Mission is purchased for distribution in the impotence vacuum device market.

In the past year, impotence vacuum devices have seen increased competition from new pharmaceutical products, specifically a urethral suppository trade named Muse, introduced in May 1997, and an orally administered pill trade named Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily, substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices.

Due to market conditions including the introduction of Muse and Viagra, Mission, as of May 1998, had significant inventory of the OEM vacuum erection device. As a result, Mission negotiated with the Company to continue to purchase components and assemble product, hold Mission product at the Company's Chester facility, and bill Mission, at the reduced purchase rate of 1,800 units or $39,600 per month, through June 1999, under 30 day payment terms. As of November 1998 the Company has recorded sales of $217,800 and deposits of $59,400 for a total of $277,200 under this arrangement and Mission has timely remitted payment. For the quarter ended November 1998, $59,400 of the $118,800 in total payments received from Mission were recorded as deposits. This $59,400 which is included on the balance sheet as other current liabilities, will be recorded as sales when the units are assembled into finished product. The Company has purchased components for the total $59,400, but pending certain changes in the OEM medical suction device subsequently requested by Mission, assembly of the device by Repro-Med had been delayed until these changes were resolved. The Company resumed assembly of the OEM medical suction device in November 1998.

There can be no guarantee that Mission will be successful in marketing of the device or that sales of vacuum erection devices can recover from the impact of Viagra. The Mission OEM vacuum erection device may compete with the Company's other OEM products, but in management's opinion will not directly reduce sales of other OEM products.

In February 1998, the Company initiated the development of a vacuum erection device and constriction ring devices for vacuum treatment of impotence. These devices will be targeted at both impotent men and men seeking to enhance natural or induced erections and sexual performance. According to published reports, it is estimated that in the United States there are 30 million men who suffer impotence with approximately 3 million currently treated by approved prescription treatments, including vacuum therapy. The Company's devices will offer convenient, highly effective treatments for impotence and for individuals seeking sexual improvement from natural or induced erections, and will be sold on an OTC basis. In June 1998 the Company received approval of its 510(k) application to the FDA which allows the Company to market these devices, including over-the-counter sale ("OTC"). The Company, in a joint venture with its subsidiary, Gamogen, Inc., completed development and initiated production of its OTC-version vacuum erection device in September 1998 and completed development of the constriction ring devices in October and production in November 1998. The Company is in the process of developing distribution for these devices, but has not finalized its plans.

In October 1997, the Company submitted to the FDA a 510(k) application to market a reusable resuscitator ("resuscitator"). This 510(k) application was approved by the FDA in June 1998. This product, developed by a Taiwan medical device and component supplier, will be marketed primarily in the US emergency medical (ambulance) and homecare marketplace and in certain foreign countries. Tradenamed the Plus resuscitator, this respiratory device combines premium features in a low cost unit. The Plus resuscitator is used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. The reusable resuscitator is sold through many of the same distributors currently marketing the Company's Res-Q-Vac suction system. The Company initiated sales of this product in the month of August 1998. Total sales through November 30, 1998 of the reusable resuscitator were $40,337.

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

On April 18, 1995 Repro-Med executed a formal Contract Of Sale with Key Bank of New York ("Key Bank") on a facility in Chester, NY ("Chester facility") for the purpose of housing all operations of Repro-Med, Gamogen, and Gyneco. The purchase was completed on April 30, 1996. A portion of the Chester facility is leased to Key Bank on a net/net/net rent basis for 20 years at annual rent of $86,100 for years 1 through 10 and $99,990 for years 11 through 20. For the nine months ended November 30, 1998 a total of $64,575 in rent, exclusive of property tax rent allocations have been paid by Key Bank.

In a transaction related to the purchase of the Chester facility on April 30, 1996, the Company secured from Key Bank of New York a line of credit of $300,000. On December 1, 1997, the Company secured from Key Bank of New York a $300,000 five-year term loan and a new line of credit of $500,000. At February 28, 1998 the Company had an outstanding balance of $291,606 on the 5-year term loan and $360,000 on the line of credit. At November 30, 1998, the Company had an outstanding balance of $253,833 on the 5-year term loan and $439,691 on the line of credit.

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

The Company's mortgage and bank loans include negative covenants and cessation of advances and related events of default and financial covenants, certain of which are described in the 10-KSB dated February 28, 1998.

The Company is currently in the contract phase of a sale-leaseback for the Chester facility. The current terms call for the Company to sell the building and enter into a long-term, 20 year lease as a tenant. The sale will provide the Company with working capital and the Company will continue its operations at the Chester location.

The Osbon Medical Systems division ("Osbon" ) of Imagyn Medical Inc.("Imagyn"), formerly Urohealth Systems, Inc., OEM product purchases represented 21% of the Company's total sales for the fiscal year ending February 1998. In the fiscal year ended February 1997 the Osbon corporation's OEM product purchases represented 61% of the Company's total sales. Sales of OEM products to Osbon in the nine month period ended November 30, 1998 were $111,888 or 8.1% of total Company sales.

Osbon markets the Company's OEM products in the impotence vacuum device market. Management believes that Osbon presently controls a substantial portion of the impotence vacuum device market. Other products have recently been developed for Osbon which compete with the Company's current OEM products and are anticipated to be manufactured and marketed directly by Osbon. These new products were introduced by Osbon in direct competition to the Company's OEM products in June 1996 and are sold under the trade name "Esteem" ("Esteem products"). As a result the Company has seen a decline in sales of its OEM products to Osbon. Sales of OEM products to Osbon for the fiscal year ended February 1997 were $1,468,715, a decline of $676,008, or 32%, from the previous fiscal year. For the fiscal year ended February 1998, sales to Osbon declined to $459,667. The sharp decline in sales to Osbon in the fiscal year ended February 28, 1998 was due to three factors: 1) introduction of the Esteem products in fiscal 1997, 2) overstocking by Osbon of the OEM products in fiscal 1997 which impacted sales in the first quarter of fiscal 1998, and
3) an overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998. Osbon reported a decline of over 30% in its total sales of all vacuum devices in the final two calendar quarters of 1997. As a result Repro-Med did not sell any OEM products to Osbon from November 1997 through March 1998. The overall decline in Osbon sales in the impotence vacuum device market in the third and fourth quarters of fiscal 1998 was due to a decrease in demand for vacuum devices due to increased competition from new pharmaceutical products, specifically a urethral suppository tradenamed Muse introduced in May 1997 and an orally administered pill tradenamed Viagra, introduced in March 1998. Muse, manufactured and sold by Vivus, Inc, was highly successful in 1997. Since its introduction in March 1998, Viagra has supplanted Muse, accounting for an estimated 95% of newly issued prescriptions for impotence medications. Viagra is manufactured and sold by Pfizer, Inc. It is too early to predict the impact of Viagra on the impotence vacuum device market. While Viagra has at least temporarily substantially reduced sales of the impotence vacuum devices, it has significantly increased public awareness of impotence problems in general. Depending on Viagra's clinical effectiveness and reimbursement policies adopted by healthcare insurers, the introduction of Viagra may on a longer term basis, stimulate, or at least not interfere with the market for the Company's OEM impotence vacuum devices. Sales of OEM products to Osbon in the three month period ended November 30, 1998 $8,880. Sales of OEM products to Osbon in the nine month period ended November 30, 1998 were $111,888 or 8.1% of total Company sales. Repro-Med sales of OEM products to Osbon in the three month period ended November 30, 1997 were $187,053, or 42% of product sales. Repro-Med sales of OEM products to Osbon in the nine month period ended November 30, 1997 were $458,781, or 38% of product sales. On November 23, 1998 Imagyn sold its impotence product line to Timm Research of Eden Prairie, Minnesota ("Timm"). By the end of November, Osbon had paid its accounts receivable balance in full. On December 1,1998 an order was received for $148,000 of OEM products from Timm. On December 4, 1998 the Company received a $74,000 pre-payment deposit on this order. In December 1998 the Company shipped $72,816 in OEM product on this order and received the balance of payment for the shipment on January 8, 1999. The Company will ship an additional $75,184 in OEM product in January 1999 to Timm for which it anticipates full payment in January 1999. Based on discussion with Timm management, the Company has been advised that Timm intends to continue to market the OEM products on the same basis as Imagyn.

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

Management believes that the Company's revenues will increase due to growth in sales of the Res-Q-Vac and Syringe I.V. Infusion System, market introduction of its three new products (OTC vacuum device, OTC constriction rings and the reusable resuscitator) and also, contingent on the effect of Viagra, Muse, and other new products on the impotence vacuum device market, increased sales of OEM products to Timm or Mission. Management anticipates that the Company's total cash position will continue to decline during fiscal 1999, due to increases in inventory and accounts receivable from increasing sales and scheduled long-term debt repayment of approximately $122,000. The operating loss and capital spending for new products in the fiscal year ended February 1998 generated a significant negative cashflow. Additionally a significant increase in inventory, due primarily to the Company's new Freedom60 I.V. and Mission OEM vacuum device, resulted in increased borrowing under the Company's bank line of credit. These items have severely reduced the Company's liquidity and available cash to expand operations and improve profitability. The Company recorded a loss of $273,439 in the nine month period ended November 30, 1998. This loss is due in part to the Company maintaining staff and expense spending to support anticipated sales of its new products. The Company has taken actions to reduce expenses and effected certain staff reductions in May and June 1998. To further conserve cash, the Company is limiting inventory for the OTC vacuum erection device until firm sales orders are secured and is investigating other means of increasing cash flow, including further reducing operating costs and deferring non-essential expenditures. The expense and staff reductions taken to date (see above) are not sufficient to return the Company to consistent profitability. If no significant increase in product sales versus current levels is seen, then management will have to consider additional steps to attempt to return the Company to profitability. There can be no guarantee that obligations beyond February 1999 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. The Company believes it has developed alternate sources of funds which will be available to it to meet its obligations and enable the Company to continue its product development efforts and market its products more aggressively through the end of the new fiscal year beginning in March 1999.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty of expected purchases of OEM products by Timm or Mission, other unexpected increases or decreases in sales or manufacturing costs of the Company's products, market acceptance and product demand for the Company's Syringe I.V. Infusion System, OTC vacuum erection and constriction ring devices, and resuscitator, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations-Three Months November 1998 vs Three Months November 1997:

In the three months ended November 30, 1998 the loss from operations was $223,575 as compared to loss from operations of $174,415 in the three months ended November 30, 1997, an increase of $49,160. Selling, general, and administrative expenses were $209,823, a decrease of $70,640, versus the same quarter of the prior year, due to decreased marketing and administrative costs. Selling, general and administrative expensese were also reduced by reversal of incentive bonuses recorded during the 1998 fiscal year which ended on February 28, 1998. The total incentive bonuses were $27,000. The incentive bonus payments were deferred at February 28, 1998 until cash flow warranted payment. Business conditions do not warrant payment and the incentive bonuses have been reversed. Research and development expense was $56,771. Research and development expense was higher due primarily to customer payments for product development in the three month period ending November 30, 1997 which were not repeated in the period ending November 30, 1998. Depreciation and amortization was $31,880 for both periods.

In the quarter ended November 30, 1998, the Company's net loss was $139,820, as compared to a net loss of $111,367 in the quarter ended November 30, 1997. The loss per common share was $0.01 as compared to a loss per share of $0.01 in the fiscal quarter ended November 30, 1997.

Results of Operations-Nine Months November 1998 vs Nine Months November 1997:

In the nine month period ended November 30, 1998 the loss from operations was $511,779 as compared to income from operations of $253,428 in the nine month period ended November 30, 1997, a decline of $765,207. The decline of $765,207 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology in the nine month period ended November 30, 1997 which did not repeat in the nine month period ended November 30, 1998. Selling, general, and administrative expenses were $785,777, a decrease of $90,291, versus the same nine month period of the prior year, due primarily to decreased marketing and administrative costs. Selling, general and administrative expenses were also reduced by reversal of incentive bonuses recorded during the 1998 fiscal year which ended on February 28, 1998. The total incentive bonuses were $27,000. The incentive bonus payments were deferred at February 28, 1998 until cash flow warranted payment. Business conditions do not warrant payment and the incentive bonuses have been reversed. Research and development expense was $139,886. Research and development expense was higher due primarily to customer payments for product development received in the nine month period ended November 1997 which were not repeated in the current fiscal year. Depreciation and amortization increased $14,436 to $110,640 due to tooling for the Freedom60 and OEM vacuum products.

In the nine month period ended November 30, 1998, the Company's net loss was $273,439, as compared to net income of $84,702 in the nine month period ended November 30, 1997. The loss per common share was $0.01 in the current nine month period as compared to income per share of $0.00 in the nine month period ended November 30, 1997.

Year 2000 Compliance

      Company State of Readiness - The Company will be ready for the year 2000 in both information technology (IT) and non-IT systems. In terms of IT systems, the Company has purchased and taken delivery of a software upgrade to make its primary accounting, sales and manufacturing systems year 2000 compliant. The upgrade will be installed and validated by the summer of 1999. The internal network on which the primary business IT software runs, is currently being upgraded, completion is planned for spring 1999.

In regard to non-IT systems, which refers to systems using embedded technology like microcontrollers, etc., the Company does not currently manufacture, nor has it completed development of, products which utilize microprocessors or similar date related functionality.

The Company is surveying third parties with which it has material relationships to determine whether there are any known, significant risks for business interruption, to-date no risk has been identified.

     Costs of Year 2000 Issues - The estimated total cost of upgrading the Company's IT and non-IT systems is under $15,000.

     Risks of Year 2000 Issues - The primary risk to the Company in terms of year 2000 issues, relates to external communication networks in the area of international telephone systems. This effects a small portion of the Company's overall business activity in the areas of customers and suppliers.

     Contingency Plans - The Company has the flexibility to temporarily utilize off-the-shelf, year 2000 compliant software for key portions of business system applications, should the Company experience an unforeseen delay or problem with the aforementioned legacy system upgrades.

In regard to the risk of failures in international communications networks, a contingency plan including provisions for sending and receiving orders and payments using couriers and other secondary methods of communication is currently being explored.

The Company currently believes that becoming Year 2000 compliant wil not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no asurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by goverment agencies.

                                 FORM 10-Q

                    REPRO-MED SYSTEMS,INC. AND SUBSIDIARY

                         PART II - OTHER INFORMATION

Item 1.   Change in Officers and Directors

On January 15, 1999 a Termination Agreement was agreed to between J.Garringer and Repro-Med Systems, Inc. At that time Mr. Garringer tendered his resignation as an officer and director of Gamogen and Repro-Med Systems, Inc. Also on January 15, 1999, a one year Sales Representative Agreement was entered into between J. Garringer and Repro-Med Systems, Inc. For the first 28 weeks of this Sales Representative Agreement, Mr. Garringer will be paid a minimum draw against commission of $1,800 per week and insurance benefits. After the first 28 weeks, commission will be paid on completed sales with no minimum draw against commission and no company paid benefits.

Mr. Garringer had held the positions of Executive Vice-President, Secretary, Director and Chief Financial Officer for the Company. The positions of Chief Financial Officer and Secretary have been assumed by Norman E. Rathfelder.

Item 2. Exhibits and Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended November 30, 1998. The Exhibits filed as part of this report are listed below.

     Exhibit No.              Description

          1.                  Sales Representative Agreement
                              (pages 18-20)

          2.                  Termination Agreement
                              (pages 21-22)

          3.                  Joint Venture Agreement
                              (page 23)

Item 2.  Exhibit 1

Sales Representative Agreement between J. Garringer and Repro-Med Systems,Inc.

1) J. Garringer (or a new company named by J. Garringer) will be paid monthly commissions on sales at rates as follows:

Commission                                        Percentage of Sales
Restore (or equivalent, ie, private                15%(d)   10% if under $55(a)
label, OEM, etc.)
Prolon     g                                       15%(d)   10% if under $5 (a)
US Military Special                                10%
New Account Sales for Other Products (b)           10%
New Capital  Raised (c)                             5%

(a)  equivalent prorata on cost:price basis
(b)  paid on new customers initiated by J. Garringer
(c) development, private placement, etc; from persons introduced by J. Garringer excludes building sale, B-D AsiaPacific, Sabratek
(d) a 5% override commission only, will be paid on customers or sales introduced by individuals other than J.Garringer and not initiated by J. Garringer nor related to his or his accounts efforts.

Note the 15% rate will be paid on first $1,000,000 in annual sales, 10% thereafter.

Sales value used to calculate above commission rates will be reduced by any other commissions that need to be paid by Repro-Med on the sale.

Monthly sales projections will be provided by J. Garringer on a rolling, 12 month basis.

Company has the last right of acceptance of any customer order tendered and reserves the right to determine future support level for all products and the right to sell and/or discontinue products.

J. Garringer understands that for his release of claims against Repro-Med Systems/Gamogen, he is being given as consideration the opportunity to establish a relationship as a Manufacturer's Representative/Consultant and to receive the compensation as described in paragraphs (1), (2), & (3). The aforementioned compensation is a commission draw and not salary continuation.

2) For the first 28 weeks of the agreement minimum commissions and benefits will be paid. Minimum commission payments will be paid at the rate of $1,800 per week.

Commission Draw                         $1,800/wk/28 weeks
Benefits (health insurance, dental      included at present level; J. Garringer
insurance, auto lease payments,         will pay to Repro-Med the standard
long-term disability insurance)         employee portion of health and
                                        dental insurance.

During the initial 28 week period, commissions above the $1,800 minimum will be paid when commissions on total sales exceeds the cumulative minimums paid-to-date.

Subsequent to the initial 28 week period commissions will be paid based on the following formula:

At the end of the 28 week period the difference between the total minimum commissions paid and commissions on sales for the 28 week period will be calculated. This amount, "commission balance", will be deducted from all subsequent monthly commissions at the rate of $750 per month, reducing the commission balance until the commission balance is reduced to zero.

Commissions will be paid on this formula until commissions on total sales (including the 28 week period sales) exceed the cumulative minimums paid for the 28 week period.

When commissions on total sales (including the 28 week period sales) exceed the cumulative minimums paid for the 28 week period, commissions will then be paid on the above percentage of sales.

This is a one year, non-exclusive agreement, automatically renewed in one year increments unless written notice of termination is given 60 days prior to the end of each year by either party. After termination, J. Garringer will be paid commission on the customers introduced by J. Garringer for a period of two years. Provided he maintains adequate customer support. No override commission will be paid after termination of this agreement.

J. Garringer agrees that for the term of this agreement he will not become a sales representative for infusion pumps or impotence pumps of companies whose business includes either of the following and includes the companies noted:

     1.)  Manufacturer or distribution of infusion pumps, ie., I-Flow
          Corp,;
     2.) Manufacturer or distribution of impotence vacuum pumps, ie., American MedTech (Rejoyn), Timm Medical (Osbon).

3) Repro-Med will also provide the following incentive and support items:

Incentive Stock Program       sales based incentive, see attached
Office/sales support          office space, copying, telephone, word
                              processing, mailing, and reasonable
                              administrative support.
Other consulting              as requested by Repro-Med at rate of $50/hr
                              Note, timesheets are to be submitted on a
                              weekly basis regardless of whether any
                              consulting work has been requested.
COBRA insurance coverage      after 28 weeks J. Garringer to pay full cost.

 (4) During the next several weeks, J. Garringer will direct and train designated employees of Repro-Med Systems, Inc., with the objective of transitioning all day-to-day and all other company related activities which
J. Garringer has been responsible to those designated employees. There will be no additional charges for this work.

Nothing in this Agreement will provide the authority to either party to bind the other in any respect. Each shall remain an independent contractor responsible only for his own actions.

Agreed by:  Repro-Med Systems, Inc.          Agreed by: J. Garringer
/s/ Andrew I. Sealfon                        /s/ Jesse A. Garringer

Andrew I. Sealfon, President
Date: January 15, 1999                   Date:  January 15, 1999

Sales Based Incentive Addendum to Agreement between J. Garringer and Repro-Med Systems, Inc.

Upon execution of the aforementioned agreement J. Garringer will be given 300,000 shares of Repro-Med stock as an incentive to build sales as a manufacturers representative/consultant relationship.

As a further incentive to develop sales for the company, the following table outlines the additional shares of stock J. Garringer will receive when specfic sales goals are attained. This table is designed to provide incentive to reach $1,000,000 in Restore sales in any one year during the term hereof. Other sales are not considered in this stock program. The program is valid as long as the Agreement between J. Garringer as a manufacturers representative /consultant and Repro-Med Systems, Inc. is in effect.

Sales of Restore to Accounts            Shares of Repro-Med Stock Granted
Introduced by J. Garringer *

$300,000                      200,000

Next $100,000                 150,000

Next $100,000                 150,000

Next $100,000                 100,000

Next $100,000                 100,000

Next $100,000                 100,000

Next $100,000                 100,000

Next $100,000                 100,000

For the second and subsequent years, shares of stock will be issued based on cumulative sales only if sales in such year exceed the level of sales in all prior years from the beginning of this agreement. For example, if the first years' sales were $500,000, in the second year shares of stock will be issued after sales reach $600,000. In this example, for the first $500,000 of sales stock was awarded in the first year, as each $100,000 increment of sales is attained in the second and subsequent years an additional stock award will for such increases be granted. This program is in affect until $1,000,000 of Restore sales are reached from customers introduced by J. Garringer in any year.


* Does not include override sales.

Item 2. Exhibit 2

     Termination Agreement Between J. Garringer & Repro-Med Systems, Inc.

1) It is understood that Repro-Med Systems, Inc. is restructuring its staffing and terminating Jesse Garringer as an employee. Jesse Garringer will tender his resignation as an officer and director of Repro-Med Inc. and Gamogen, Inc. upon execution of this agreement.

J. Garringer, of his own free will, hereby voluntarily releases and forever discharges the Company, its subsidiaries and affiliates, and its and their predecessors, successors, and assigns and its and their current trustees, directors, officers, shareholders, employees and agents, both individually and in their official capacities with those entities, of and from any and all actions or causes of action, suits, claims, demands, liabilities, charges, complaints, promises, whatsoever, in law or equity, which against any of them, J. Garringer, his heirs, executors, administrators, successors, and assigns may now have or hereafter can, shall or may have for, upon or by reason of any matter, cause, or action whatsoever including arising out of (a) his employment by Repro-Med or Gamogen (except only such matter as to which J. Garringer is entitled to coverage as an insured, pursuant to the terms of any insurance policy owned by Repor-Med/Gamogen at the time that matter shall be deemed to have occurred), (b) the compensation, benefits, terms and conditions of his employment and (c) the cessation of said employment, any alleged violation of Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, Sections 1981 through 1988 of Title 42 of the United States Code, as amended, the National Labor Relations Act, the Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, the Age Discrimination in Employment Act of 1967, as amended, the Family Leave and Medical Leave Act, the New York Human Rights Act, and any other federal, state or local law, regulations or ordinances, and/or public policy, contract or tort law, having any bearing whatsoever on the terms and conditions and/or cessation of his employment with Repro-Med Systems, Inc./Gamogen, Inc. or any or its or their subsidiaries and affiliates and any predecessors or successors thereof, he ever had, now has, or shall have as of the date of this Agreement.

J. Garringer waives his right to file any charge or complaint on his own behalf and/or to participate in any charge or complaint which may be made by any other person or organization on his behalf before any federal, state, or local court or administrative agency against Repro-Med or Gamogen or any of its or their subsidiaries and affiliates and its and their predecessors, successors, assigns, current and former trustees, directors, officers, shareholders, employees or agents, except as such waiver is prohibited by law. Should any such charge or complaint be filed, J. Garringer agrees that he will not accept any relief or recovery therefrom.
J. Garringer confirms that no charge, complaint, or action exists in any forum or form. Except as prohibited by law, in the event that any such claim is filed by J. Garringer, it shall be dismissed with prejudice upon presentation of this Agreement and J. Garringer shall reimburse Repro-Med/Gamogen for the costs, including attorney's fees, of defending any such action filed by J. Garringer. J. Garringer acknowledges he has no claims against Repro-Med/Gamogen at the current time.

J. Garringer acknowledges that he has been given the opportunity to consider this Agreement for twenty-one (21) days before signing it. In the event J., Garringer signs this Agreement within less than twenty-one (21) days of his receiving it, he acknowledges that he did so voluntarily and with knowledge of the opportunity to consider this Agreement for the entire twenty-one (21) day period. J. Garringer also acknowledges that for a period of seven (7) days following the date he signs this Agreement he may revoke its terms by written notice sent to the President of Repro-Med Systems, Inc. at the Company's principal business address of 24 Carpenter Road, Chester, New York 10918.
This Agreement shall not become effective or enforceable until the seven
(7) day period following his execution hereof has expired.   This Agreement
shall be construed to be a contract entered into and to be governed by the internal laws of the State of New York. The parties agree that this Agreement represents the entire agreement except for the Sales Representative Agreement of the parties and supercedes all prior communications, agreements or understandings, either oral or written, if any, regarding the same.

Agreed by: Repro-Med Systems, Inc.    Agreed by: J. Garringer

/s/ Andrew I. Sealfon                 /s/ Jesse A. Garringer
Andrew I. Sealfon, President

Date: January 15, 1999                Date: January 15, 1999

Item 2.  Exhibit 3

                         JOINT VENTURE AGREEMENT - RESTORE

     This agreement entered into as of this 28th day of October 1998 between Repro-Med Systems, Inc.("Repro-Med") and Gamogen Inc. ("Gamogen").

     Whereas Repro-Med has been developing a new impotence treatment named Restore; and

     Whereas the parties wish to establish a joint venture relating to the ownership, development and marketing of Restore on the terms as set forth herein.

          NOW THEREFORE, the parties hereby agree as follows:

     1. Repro-Med hereby contributes all of its rights, title and interest in the Restore product and the trademark, all parts, molds, drawings and inventory and all goodwill and technology owned in connection therewith to the joint venture.
          Such contribution is valued at $300,000 for purposes hereof.

     2.   Gamogen shall contribute $175,000 in cash to the joint venture.

     3.   Repro-Med shall manage the joint venture.

     4. Gamogen shall receive 5% of gross revenues of Restore product shipped.

     5. Repro-Med shall use its best efforts to market the Restore product. Except to the extent of the $175,000 paid hereunder, all costs incurred by Repro-Med in connection with the distribution of the Restore product and all other marketing expenses and costs of the joint venture shall be paid by Repro-Med.

     6.   Repro-Med may terminate the Joint Venture at anytime.

IN WITNESS WHEREOF, the parties have entered into this agreement as of the day and year first above written.

Repro-Med Systems, Inc.                 Gamogen, Inc.

By: /s/ Andrew I.Sealfon                By: /s/ Andrew I. Sealfon
Andrew I. Sealfon, President            Andrew I. Sealfon, President

                               FORM 10-Q

                   REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                  January 18, 1999
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Norman E. Rathfelder                               January 18, 1999
Norman E. Rathfelder, Chief Financial Officer,
Secretary