Form 10KSB
period 1999-02-28
REPRO MED SYSTEMS INC
filed 1999-06-14
CIK 704440

                           FORM 10-KSB
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
SECURITIES EXCHANGE           ACT OF 1934

     For the fiscal year ended February 28, 1999
     Commission File Number 0-12305

                         REPRO-MED SYSTEMS, INC.
_________________________________________________________________
_________
     (Exact name of registrant as specified in its charter)

             NEW YORK                              13-3044880
__________________________________
___________________________
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)

24 Carpenter Road, Chester, NY                          10918
_____________________________________
___________________________
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code ___(914) 469-
2042____

Securities registered pursuant to Section 12(b) of the Act:

                                   None
_________________________________________________________________
_________
                          (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class                      Name of each
exchange on
                                                   which
registered
_____________________________________
___________________________
Common stock, $.01 Par Value            Over-the-Counter Bulletin
Board

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes [ X ]   No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-KSB. [ X ]

Based on the closing sales price of February 28, 1999 the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $434,120.

The number of shares outstanding of the registrant's common stock, $.01 par value was 22,142,000 at February 28, 1999.

                                  REPRO-MED SYSTEMS,INC.
                            Table of Contents


PART I
Page

     Item 1.   Business
3
     Item 2.   Properties
8
     Item 3.   Legal Proceedings
9         Item 4.   Submission of Matters to a Vote of Security
Holders        10

PART II

     Item 5.   Market for Common Equity and Related Stockholder
Matters                                                10
     Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
11
     Item 7.   Financial Statements
16
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures
27
PART III

     Item 9.   Directors, Executive Officers, Promoters and
Control
               Persons; Compliance With Section 16(a) of the
Exchange       27
               Act
     Item 10.  Executive Compensation
29
     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management
30
     Item 12.  Certain Relationships and Related Transactions
33

PART IV

     Item 13.  Exhibits and Reports on Form 8-K.
34

                                PART  I
                              -----------
Item 1.  Business
----------------------
     Repro-Med Systems, Inc. ("the Company") was incorporated under the laws of the State of New York on March 24, 1980 by Andrew I. Sealfon and Dr. Adrian W. Zorgniotti, co-inventors of the Company's initial product, the Testicular Hypothermia Device(tm)) or THD(tm). The THD is a device for improving semen quality in males with infertility by producing lower intrascrotal temperature. On March 17, 1986, the Company's affiliate, Gamogen, Inc. ("Gamogen") was incorporated by Repro-Med Systems, Inc., for the purposes of acquiring, developing and marketing medical products for use in the treatment of impotence. On May 27, 1987, Gamogen acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. subsidiary which immediately commenced manufacturing and marketing a line of gynecological products through US and foreign distributors, US hospitals and private physicians.

     The Company is a medical device manufacturer directing its business activities towards markets for: emergency medical products (52% of actual 1999 sales), impotency treatment (31%), gynecological (13%), and infusion therapy (4%). The Company and its products are regulated by the FDA. In 1998 these categories accounted for: emergency medical treatment (39% of actual 1998 sales), impotency treatment(38%), gynecological(18%), and infusion therapy(5%). For comparison purposes, the 1998 percentages exclude a one-time sale of impotency technology for $708,000 by the Company's Gamogen affiliate. In 1999, the Company sold 22% of its products to international customers compared to 17% in 1998.

     In terms of major customers, the majority of the Company's impotence treatment sales, 31% of total 1999 sales and 38% of 1998 sales, were made to Original Equipment Manufacturers ("OEM"). In 1999, three ("OEM") customers accounted for 99.5% of the Company's impotency sales and in 1998 two OEM customers purchased 100% of the impotency treatment devices sold.

     The Company assembles and tests its products at a leased facility in Chester, NY, occupying approximately 20,000 square feet of the 26,000 square foot facility. The Company purchased the facility in 1996 and on February 25, 1999, sold it in a sale-leaseback transaction. The sale-leaseback was done to free capital for developing and marketing the Company's products (See
Item 2. Properties on Page 8). On February 28, 1999 the Company had 26 full time employees and 0 temporary employees. At the same time last year the Company had 31 full time employees and 5 temporary employees.

     The Company's products are manufactured primarily from molded plastic parts which are purchased from several US vendors and one major overseas vendor in Taiwan. The Company is dependent on vendors who use specific tooling provided and owned by the Company to mold the parts. However, the Company believes that these tools may be moved to other molders with similar capabilities to assure the Company a continuous supply of raw materials.

     New product research and development is paid for independently by the Company and by customers on a project basis. In 1999, research and development costs were $185,637 compared to $238,214 in 1998. Research and development expenses in 1999 were reduced by a $30,000 payment received for work done on an OEM customer's product. The payment was received in 1998 as a deposit. The balance of research and development costs for 1999 and 1998 were funded by the Company.

     The Company's most recent 510k product applications filed and approved by the FDA were for a Reusable Resuscitator filed in 1997 and approved in 1998 and an application for an OTC Vacuum Erection Device and Constriction Rings filed and approved in 1998.

     The Company has patents on several of its products in the United States. In some cases, where it was no longer deemed economically beneficial, the Company allowed certain patent protections to lapse. Since the Res-Q-Vac has a significant market share, it may attract other companies whose resources may be greater than the Company to develop a product or similar products which could compete with the Res-Q-Vac which would have a materially adverse affect on our sales. The Company is continually investigating improvements to the product and intends to rely on innovative design to remain competitive.

     The most recent patent granted to the Company was # 5,336,189 for a "Combination I.V. Pump & Disposable Syringe" which confers a unique syringe to I.V. pump interface design. This patent is for the Freedom60 Infusion System, an infusion therapy product. The patent position of companies such as Repro-Med and Gamogen generally is highly uncertain and involves complex legal and factual questions. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Moreover, some patent licenses held, may be terminated upon the occurrence of certain events or become non-exclusive after a specified period. There can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold.

     The Company is in compliance with applicable environmental laws in all respects including federal government, State of New York and local laws and regulations, including, without limitation, those relating to toxic and hazardous substances and other environmental matters. An environmental survey was done in 1999 in conjunction with the building sale-leaseback, there were no violations.

     The development, testing, production and marketing of the Company's products are subject to regulation by the FDA and the New York State Department of Health, and may be subject to further FDA regulation as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Additionally, the Company's products may be subject to regulation by similar agencies in other states and foreign countries. All the Company's currently marketed products have received the necessary FDA approvals for marketing in the US. The FDA reviews all devices regulated within its domain, and may require additional testing, clinical trials, or create other regulatory action which may adversely affect the Company's ability to market its medical products. One of the Company's gynecological products, the Thermal Cautery System, was approved by a grandfather provision of the FDA regulations having been in use prior to the Device Act of 1976, and therefore may at the FDA's direction require recertification under the Pre-Market Approval Application ("PMA") to permit continued marketing. The FDA's PMA process may be costly and may not be cost effective when applied to products with limited market share. Selling the Company's products in Europe which do not fall under the classification of Class I medical devices, will require the Company to meet ISO-9002 requirements. The Company fully intends to become ISO-9002 compliant which will allow the Company to CE-Mark its non-Class I products for sale in the European Community.

Company Products
----------------

Emergency Medical Products
--------------------------
Res-Q-Vac(TM)

     Since its introduction in 1990, the Res-Q-Vac Suction System has continually gained market share and is now the standard for portable, hand-powered emergency suction. Res-Q-Vac provides a complete emergency suction system for neonates, children or adults for use in any location. The product is used to remove fluids from a patient's airway. The Res-Q-Vac consists of a hand-held, portable suction pump which is connected to various catheters, depending on size of the patient. It is non-electric and single-hand operated making it extremely convenient. The disposable features of the Res-Q-Vac reduce the risk of contamination, for example from HIV, when suctioning a patient or during cleanup. Res-Q-Vac is distributed domestically by major emergency medical device distributors (i.e.
Armstrong, Banyan, Dyna-Med, Moore, et al) and is advertised in each of their catalogs. The Company also private labels the Res-Q-Vac as the Madavac for Mada Medical Products ("Mada"). The homecare market for emergency suction is Mada's focus.

     The distribution of Res-Q-Vac internationally has been the focus of increased marketing efforts. Because of these efforts, the Company has added 30 new international distributors in 1999; many are in countries where the Company previously had no formal representation. The initial purchases are encouraging and the Company expects additional sales to these distributors, although it is difficult to predict the actual revenue growth from new accounts. Introduction of the Company's website in 1999 at www.repro-med.com will give the Company additional exposure in the international market in the coming year.

     The Res-Q-Vac continues to be evaluated by the US military for potential inclusion in its kits to combat the use of chemical and biological agents. Typically, the consideration of medical devices by the armed services is a long process that may exceed one year. The Company feels that Res-Q-Vac will eventually be included in these military kits, since personnel wearing protective clothing cannot use the product of its closest competitor, V-Vac(tm).

PLUS(TM) Resuscitator

     The PLUS Reusable Resuscitator ("PLUS") was introduced by the Company to the marketplace in September 1998. The PLUS resuscitator is used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. The sales of PLUS have been encouraging and continue to grow at a moderate pace. The interest generated by an international hospital equipment advertisement has satisfactorily promoted sales of the PLUS and provided a secondary benefit of introducing the Res-Q-Vac to a new group of distributors.

     The PLUS Reusable Resuscitator has proven to be a strong competitor for a number of international tenders or requests for quotation of emergency medical resuscitators, and the Company has received orders for this product from these quotes. While these opportunities represent significant single-purchase quantities of 1,000 units or more, there can be no assurance that the PLUS will remain competitive or that further bids will be accepted. The Company will continue to support its international distributors and seek sales in this arena.

     The principal customer for the PLUS Resuscitator in 1999 was Mada. Sales to Mada accounted for 85.6% of total resuscitator sales for 1999.

Impotency Treatment
-------------------
Osbon Pump
     The Osbon Medical Systems, Inc.("Osbon") product line was sold by Imagyn Medical Technologies, Inc. ("Imagyn") to Timm Medical Technologies, Inc.("Timm") on November 23, 1998. For Osbon and now Timm, the Company manufactures a portable, hand-operated suction pump with a built in vacuum safety limiter and release trigger. The suction pump, called the Osbon Classic, provides the suction required to create an erection. In a conversation with Timm regarding a patent issue on their Classic Erecaid, the Company notified Timm of a claim against Osbon for the appropriation of certain technology incorporated into their Esteem products. During the course of this discussion, Timm indicated that they were not interested in manufacturing the Esteem in their new facility, and might consider outside contractors. Since the Company has extensive experience building thousands of these devices and had a direct involvement during the inception of the Esteem, management believes that the Company represents an ideal choice for the production of Esteem. An offer was made for a Company representative to visit Timm to discuss these possibilities as well as the future order pattern of the currently produced Classic pump. Timm has placed a purchase order for 3,000 pumps to be shipped in the second quarter of fiscal 2000 for the Classic pump and Timm has indicated that they intend to continue this product in their line. The Classic pump is a manual, vacuum erection device used in the treatment of male impotence which the Company manufactures for Timm.

     On April 20, 1999 the Company received a letter from Timm regarding possible patent conflicts between the Company's Restore product and the Timms Erect-Aid Classic(tm) product. The Company's review of the patents does not support this claim. Timm had purchased the rights, on November 23, 1998, to the Erect-Aid Classic(tm) product from Imagyn. Imagyn, former company name Urohealth, had originally bought the rights to the Erect-Aid Classic(tm) from Osbon Medical Systems. The Company has an off-setting counter claim which has not been resolved, concerning an Osbon product called Esteem. In April 1996, Osbon advised the Company that it was withdrawing its commitment to the Company for manufacture of the Esteem(tm) products and had secured other options for manufacture of these products. No prior notice was provided to the Company by Osbon. Despite repeated requests to Osbon, the Company has not received an explanation for this action. The Company has advised Osbon and Timm that the Company is due compensation for its work on the Esteem(tm) products and for use of its proprietary design and manufacturing information.

Mission Pump

     The Company has been advised by its customer, Mission Pharmacal("Mission"), that an intensive television campaign is to be undertaken this summer to increase sales of their VED Value erection system. The Company believes that future sales and subsequent production by the Company of the Mission product, depends on the success of this advertising effort. If the new marketing effort is not successful, Mission will not have the Company continue to produce the VED Value pump. Mission has also advised the Company that it would encourage the use of their pump in other applications and projects. The Company is seeking alternative uses, although there can be no assurance that such alternative applications can be secured, or prove economically viable. The Mission pump is a battery operated vacuum erection device used in the treatment of male impotence.

Restore

      In February 1998, the Company initiated the development of a vacuum erection device and constriction ring devices for vacuum treatment of impotence and in April 1998 submitted to the FDA a 510(k) application to market the devices including marketing for over-the-counter sale ("OTC"). The 510(k) application was approved and the Restore product will be targeted at both impotent men and men seeking to enhance natural or induced erections and sexual performance. It is estimated that in the US there are 30 million men who suffer impotence. The Company's devices offer convenient, highly effective treatments for impotence and for individuals seeking improvement from natural or induced erections, and are sold on an OTC basis. The Company initiated production of Restore in July 1998. The Company is in the process of developing distribution for these devices both direct and through selected distributors in the US and overseas. The Restore kit consists of a manual vaccum erection pump and cylinder, constricting Prolong rings of varying tensions, instruction video, and lubricant. The Prolong constricting rings are also sold separately under the Prolong name as replacements and as a stand alone product. In October 1998, the Company entered into a joint venture with its affiliate, Gamogen, to develop and market the Restore product. (see Item 13. Exhibit 10(j), Joint Venture Agreement, Page 34). Shipments of the Restore and Prolong products began in September 1999 and were $2,674 for the fiscal year.

Gynecological
-------------

Gyneco Products

     Gyneco's product line represents a diminishing segment of the market, which is steadily moving toward lower cost disposables. Recently, there has been renewed interest in the international market for the Masterson Endometrial Biopsy Kit product. The Masterson Endometrial Biopsy System is a device for performing in-office biopsy sampling procedures and can provide essential tissue samples for diagnosis of infertility, menstrual disorders, bleeding, hormonal therapy, and screening for abnormal cytology. The system is composed of a non-electric vacuum pump which is easily operated with one hand and sterile individual procedure trays containing a sized metal curette, fixative cup, cap and label.

     The Thermal Cautery System, used to perform the tubal ligation procedure, disposables (cautery probes and cannulas) continue to dominate Gyneco's overall sales. In 1999, 70% of Gyneco's sales were attributable to the Thermal Cautery System and the Masterson Endometrial Biopsy System accounted for another 14% of sales. Gyneco's products are governed by the FDA's regulations for Class II medical devices. The Gyneco Thermal Cautery System was designed to provide a safe, and effective method for female sterilization. The Gyneco Thermal Cautery Unit provides low voltage coagulation via a rechargeable battery. The acceptance of tubal sterilization has been greatly influenced by the refinements of instrumentation and techniques after the introduction of laparoscopy. The endoscopic approach to sterilization constitutes a simple, safe and effective technique that can be used without prolonged hospitalization. Research efforts in the field of female sterilization have focused on methods that provide simplicity, safety and effectiveness. The Gyneco Thermal Cautery System meets these criteria.

Infusion Therapy
----------------

Freedom60(TM)

     The Company's Freedom60 system provides a constant flow of I.V. fluid using a proprietary, disposable replacement tubing set.

     In November 1998 the company restructured its marketing efforts for several of its key products. Marion Howarth was appointed the new product manager for the Freedom 60 Syringe system, and on February 20, 1999 was made Vice President of Sales for Repro-Med. The Freedom60 sales strategy underwent transition from a distributor based effort into a direct sales program to national and large regional accounts and, at the same time, finding potential joint marketing partners.

     For its national sales effort, the Company focused its sales force on specific targeted vertical markets which represented ideal opportunities for an Intravenous System which could deliver high quality infusion in a portable low cost package.
The initial marketing efforts for Freedom60 were directed at a market segment which required IV antibiotic administration and was adversely affected by the current and continuing cost containment environment regarding reimbursement. The company has met with numerous
Cystic Fibrosis ("CF") centers as well as the with the CF foundation where the Freedom60 was very well received. Due to its low cost, high performance, and portability, the Freedom60 is able to provide a quality lifestyle at an affordable cost to the children affected by this disease. The Company has presented this product to numerous Children's Hospitals, large regional health care providers, and a major national home care account.

     On May 3, 1999 the Company signed a letter of intent with McKinley Medical, LLLP ("McKinley") for exclusive national and international distribution of the Freedom60. Under the conditions of the proposed agreement, the Company will provide the Freedom60 pump and associated disposables, and McKinley will assume responsibility for all marketing and sales both domestically and internationally. McKinley will have to meet certain sales minimums to maintain exclusivity in their territories.

     McKinley has greater resources and a broader product line with improved lines of distribution to reach a much larger market share. The Company agrees to provide all future products based on its Freedom60 technology to McKinley and is working with McKinley to co-market the product. The definitive agreement is expected to be completed within 30 days. In the event that McKinley and the Company fail to reach a definitive agreement, the Company will resume marketing of the product directly and continue to seek out other potential partners with greater resources to improve the marketing of the product.

     On March 23, 1999, the Company engaged the services of International Marketing Company ("IMC") to market its products, including the Freedom60, to European Common Market. IMC has identified several interested companies for the Freedom60 System, and the Company is in the process of meeting with these customers. McKinley has agreed to limit its territory to enable the Company to secure favorable distribution and investment opportunity for Freedom60. There can be no assurance that any of these parties will ultimately sign such an agreement on terms beneficial to the Company.

     For the Freedom60 System, management believes that the market potential is favorable because a syringe based system is the lowest in cost for all IV administrations of limited volume. The Freedom60 technology, with its inherent safe pressure, non-electric, low cost design, should be able to capitalize on these market trends, and provide superior performance at the lowest cost. In addition, the Company's future enhancements to this technology, which includes the flow alarm version and full electronic controllable versions still at significant cost savings over current designs, will position the Company for future growth in this market.

New Programs
     On April 13, 1999, The Company signed a letter of intent with a company to investigate business opportunities of mutual interest and benefit using the Freedom60 technology for enteral feeding. This company also sells suction pumps for breast milk extraction. The Company has extensive experience at building vacuum pumps and is evaluating the application of its technologies for breast pump devices. In addition, the potential customer has asked the Company to quote building the disposable kits required for these pumps as a contract manufacturer. The Company is in the process of evaluating these products and providing engineering, design, and manufacturing services for these products.

Item 2.  Properties
---------------------
     On February 25, 1999 the Company executed a sale-leaseback for its masonry and steel frame building on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. In a sale-leaseback transaction, the owner sells the property and then leases back the space. The result is a source of capital for use in the business. The facility is the Company's only location and is used for its headquarters and manufacturing operations. The buyer of the building and the Company's new landlord is West
125th Street Associates a Limited Liability Company ("West 125th"). Under terms of the Contract of Sale, the Company has the option to re-purchase the building, beginning on the second anniversary of the sale and ending on the eighth anniversary.
The Company is required to give 12 months prior notice of its intent to re-purchase the building. The agreed upon amount for re-purchase is as follows:

          Year Three          $2,100,000
          Year Four      $2,205,000
          Year Five      $2,315,250
          Year Six       $2,431,013
          Year Seven          $2,552,563

     The Company sold the land and building on February 25, 1999 for the sale price of $1,750,000. The Company also received payment for a portion of the property taxes it had previously paid. The proceeds were used to pay-off the mortgage and accrued interest of $838,761; establish a cash collateral deposit account with the Bank for $150,000; pay a lease security deposit of $40,000 and the first month's lease payment of $10,000; and pay transaction related costs of $154,939. These costs included a sales broker commission of $87,500, an interest swap termination fee of $37,300, a mortgage prepayment penalty of $16,743 and taxes and fees of $25,828. The net cash proceeds to the Company of $558,437 were deposited in the Company's bank account.

     The mortgage loan pay-off balance was $838,761 for principal and accrued interest. The mortgage loan originated on April 30, 1996 for $900,000 when the Company purchased the land and building from Key Bank ("the Bank") for $1,030,000. The mortgage, had the Company not sold the land and building, would have matured on April 30, 2006, at which time a balloon payment for the balance would have been due or the balance would have become the basis for a new loan. The Key Bank branch which occupies a portion of the building is remaining as a tenant. The Key Bank lease, formerly held by the Company, was transferred to West 125th as part of the sale.

     The cash collateral deposit of $150,000 was required under the terms of a Cash Collateral Agreement (the "Agreement") entered into between the Company and the Bank. The Agreement was requested by the Bank as part of the building sale-leaseback transaction to provide the Bank with additional collateral for the remaining line of credit and term loan owed by the Company. The $150,000 deposit is held by the Bank in an interest bearing account, the Company's operating account will receive periodic credit for interest earned. The $150,000 will be released by the Bank for the Company's use when the line of credit of $500,000 is fully advanced and the Company has sufficient additional Collateral Base, described as 80% of accounts receivable and 40% of inventory, to collateralize the amount requested. Any event of default by the Company will prevent the Bank from releasing the cash collateral.

     At the same time the facility was sold to West 125th, a 20-year lease (See Item 13. Exhibit 10(k), Lease With West 125th Street Associates,LLC, Page 34) was entered into by the Company as lessee and West 125th as the owner and lessor. The lease allows the Company to conduct its manufacturing and other business activities as usual without modification due to the change in ownership. The Company is responsible for repairs, maintenance and upkeep of its portion of the building. The terms of the lease call for a monthly lease payment of $10,000 per month with the Company paying its portion or 65% of the property taxes on a monthly escrow basis as opposed to paying the tax bills as they are received. The initial property tax payment is $1,890 per month. The Company's monthly lease payment will be $10,000 per month for the first 10 years of the lease. This compares to an average monthly mortgage payment, not including taxes, of $8,100. When the Company owned the building the mortgage payment was partially offset by the Key Bank's monthly lease payment of $7,175. Beginning in March 1999, the Key Bank payments will be paid to West 125th. The Company's lease payment for years 11-20 will be $11,042 per month.

Key Bank is responsible for the rent, taxes and upkeep for the portion of the building occupied by its branch or approximately 6,000 square feet of the building's 26,000 square feet. Key's monthly lease payment of $7,175 or $86,100 per year will be paid to West 125th beginning with the March 1999 lease payment. The Key Bank lease, which was transferred to the new owner as part of the contract of sale, calls for Key to continue to pay 35% of the property taxes. This allocation of property tax has been in place since the building was purchased by the Company in 1996.

Item 3. Legal Proceedings
-------------------------
     The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company is there any material litigation threatened against the Company. Jesse A. Garringer, Executive Vice President and Director, was terminated from the Company on January 15, 1999. (see Item 13. Exhibit 10(i), Termination Agreement, Page 34). On January 15, 1999 a Sales Representative's Agreement was entered into between Mr. Garringer and the Company (see Item 13. Exhibit 10(h), Sales Representative Agreement, Page 34). On March 19, 1999 the Sales Representative Agreement was terminated by the Company for failure and inability to perform. Mr. Garringer, through subsequent written communication, has advised the Company he disagrees with the termination of the Sales Representative Agreement and discontinuation of the payments for draws against commission and other benefits contained in the agreement. The Company believes its claims and defenses against Mr. Garringer would more than offset any claim he might assert.

Item 4. Submission of matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders of the Company during the fiscal year ended February 28, 1999.
                                 PART II
                              -------------
Item 5. Market for the Registrant's Common Equity and Related
Shareholder Matters
-----------------------------------------------------------------
---------------------------- The Company is authorized to issue 50,000,000 shares of Common Stock, $.01 par value, of which 22,142,000 shares were issued and outstanding as of February 28, 1999. At February 28, 1999, the Company's Common Stock was held by approximately 1400 holders of record.

The Company's Common Stock is traded in the Over-the-Counter market and was quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the National Quotation Bureau,
Inc. for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                High Bid  Low Bid

Fiscal Year
Ending
February 28,
1998:
1st  Quarter     $0.12     $0.09
2nd Quarter      $0.13     $0.10
3rd Quarter      $0.15     $0.11
4th Quarter      $0.12     $0.08
Fiscal Year
Ending
February 28,
1999
1st  Quarter     $0.085    $0.080
2nd Quarter      $0.080    $0.060
3rd Quarter      $0.060    $0.045
4th Quarter      $0.045    $0.032

Fiscal Year
Ending
February 28,
2000:
3/1/99 -         $0.055    $0.032
5/31/99

On February 2, 1993  the Company issued 10,000 shares of 8%
Cumulative Convertible Preferred Stock in a private placement for $100,000. The Company is obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by the Company. As of February 28, 1999 these 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 312,500 shares of Repro-Med common stock at $0.32 per share. These 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula :
   " ... The holder of any of the shares of Preferred Stock being issued hereunder shall have the right, at his/her option at any time, to convert any such shares of Preferred Stock into such number of fully paid and non-assessable whole shares of Common Stock as is obtained by multiplying the number of shares of Preferred Stock so to be converted by $10.00 and dividing the result by the conversion price of $0.20 per share or by the conversion price as last adjusted and in effect at the date any share or shares of Preferred Stock are surrendered for conversion (such price, or such price as last adjusted, being referred to herein as the "Conversion Price"). The Conversion Price shall increase by $.02 for each year that the
   Preferred Stock is outstanding. ... "

The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future. The Company's loan agreement requires the approval of Key Bank of dividends payments. During the fiscal year ended February 28, 1999, dividend payments on the Company's 10,000 issued shares of convertible preferred stock were $8,000.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------------
----------------------------

Results of Operations

1999 vs. 1998
-------------
Total sales in 1999 declined $500,307 to $1,725,035 as a result of a one-time sale in 1998 of $708,000 which did not repeat in 1999. The sale, for an oral treatment for male impotence, was made by a Company affiliate, Gamogen. The Company's 1999 sales, not including affiliates were $1,504,497, an additional $247,846 in sales were made by affiliates bringing total sales to $1,725,035 for the year.

     The $1,504,497 of sales, not including affiliates, compares to $1,241,988 for 1998 which also excludes affiliate sales.
This is a 21% or $262,509 increase for 1999 compared to 1998.
The increase in sales is attributable to the emergency medical products, Res-Q-Vac and PLUS Resuscitator, which overall grew 50% from $598,813 to $897,861. Res-Q-Vac sales were up 38% or $230,205 in 1999 and PLUS Resuscitator added $68,843 in first year sales. Strong demand early in the year for Res-Q-Vac products included large domestic and international orders from existing customers. The principal customer for the new PLUS Resuscitator product in 1999 was Mada Medical Products. Sales to Mada accounted for 85.6% or $58,934 of total resuscitator sales for 1999.

     Total impotency treatment sales were down slightly, 8% or $48,500, in 1999 versus 1998. The Company sells a substantial portion of its impotence treatment products to OEM customers. In 1999 the Company sold 99.5% or $533,678 of total 1999 impotency treatment sales of $536,352 to: Mission ($ 273,790), Osbon a division of Imagyn ($113,072) and Timm ($146,816). This compares to total impotency treatment sales in 1998 of $582,178 of which 100% were sold to two customers, Mission and the Osbon division of Imagyn. Mission's 1998 sales were $122,511 and the Osbon divisions were $459,667. The balance of the Company's 1999 impotency treatment sales of $2,674 were for the Restore product.

     In November 1998, Timm purchased the Osbon business from
Imagyn. This meant, in effect, that the Company had two primary customers for its impotency treatment products at any point in time during 1999 as in 1998.

     The $273,790 of sales were recorded in 1999 for Mission do not include another $246,610 recorded as deposits for products in various stages of raw material and work-in-progress. These deposits will be recorded as sales in fiscal 2000 when the units are completed.

     Sales of the Company's, infusion therapy products, were $70,284 in 1999 and $68,988 in 1998. On May 3, 1999 the Company
signed a letter of intent with McKinley for exclusive national and international distribution of the Freedom60. Under the conditions of the proposed agreement, Repro-Med will provide the Freedom60 pump and associated disposables, and McKinley will assume responsibility for all marketing and sales both domestically and internationally. McKinley will have to meet certain sales minimums to maintain exclusivity in their territories.

     Cost of goods sold for 1999 decreased 1% from 1998. This is a $127,021 decrease and is primarily attributable to variations in the combination of products sold.

     Selling, general and administrative ("SG&A")expenses were down 5.9% or $68,616. This decrease is the result of expenses which occurred in 1998 and did not repeat in 1999. Expense reduction efforts further reduced SG&A expenses in 1999. SG&A expenses of $55,660 in 1998 that did not repeat in 1999, were associated with the Company's affiliate, Gamogen's, sale of its Oral Treatment for Male Impotence. Company expense reduction efforts included a 25% reduction effective on June 29, 1998, in executive salaries for Andrew Sealfon, President and Jesse Garringer, Executive Vice President. This was a $45,100 reduction including benefits for the year. Additional cost reduction efforts in 1999 included a layoff in August 1998 of a total of 5 employees between direct and indirect labor. Since February 28, 1999, further reductions have included a Regional Sales Manager. Offsetting some of these expense reductions were additional sales and marketing expenses associated with promoting the Freedom60, infusion therapy product.

     Research and development expenses declined 22% in 1999. The two major factors were a one-time $30,000 payment for expenses from our OEM customer, Mission, for engineering work on their impotency treatment product. Another $19,800 was saved through Andrew Sealfon's 25% salary reduction which took effect on June 29, 1998. A portion of Mr. Sealfon's salary is allocated to research and engineering expenses. The payment that offset a portion of Mission's research and engineering costs was received in fiscal 1998 and recorded as a customer deposit at fiscal 1998 year end.

     Net loss from operations was $862,314 in 1999 compared to a loss of $369,131 in 1998.
The primary reason for the increased loss was the gross margin realized in 1998 as a result of a one-time sale in 1998 of $708,000 which did not repeat in 1999. The sale, for an oral treatment for male impotence, was made by a Company affiliate, Gamogen.

     Non-operating income was $40,576 in 1999 compared to a loss of $66,699 in 1998.
Major items affecting non-operating income in 1999 were $73,530 in other income received from Mission for tooling and services associated with its OEM vacuum erection device. The rental income from Key Bank of $86,100 received by the Company in 1999, will not continue in fiscal 2000, the Key Bank lease was part of the building sale. Non-operating income in 1999 was not reduced, as in 1998, by a $75,000 licensing income offset against the Zonagen sale.

     The gain on the sale from the Company's sale-leaseback transaction was $449,617 which is being treated as an operating lease and the gain has been deferred to be amoritized over the term of the lease. This will result in a $22,482 per year reduction of rent expense as the gain, $449,617, is spread over the life of the lease, which is 20 years. There is no reduction in rental expense for fiscal 1999 from this amoritization.

     The Provision for Income Taxes, an expense, which reduced income by $494,342, resulted from a year-end valuation allowance which reduced the deferred tax asset of $514,409 to $0. Establishing this allowance is required by accounting standards when certain tests determine there is a 50% or less probability of future realization of the deferred tax asset.

The impact of this valuation allowance is a tax expense of $494,342 in 1999. Adding this amount to the loss before taxes results in a net loss after tax of $1,324,469 for the year.

1998 vs. 1997
-------------
     In the fiscal year ended February 28, 1998 the Company's loss from operations was $369,131 as compared to income from operations of $22,164 in the prior fiscal year. The decrease in operating income resulted primarily from a decline in product sales of $881,634, due to a $1,009,048 decline in sales to Osbon, and increases in selling, general, and administrative expenses and depreciation and amortization. Margins on product sales declined from 55% of sales in the prior fiscal year to 30% of sales in 1998 due to lower Osbon sales volume and increased manufacturing costs, primarily in the quarters ended November 1997 and August 1997, related to the production startup of both the OEM medical suction device and the Freedom60 Syringe I.V. Infusion System. The decrease in operating income was limited in part by revenue from Gamogen's sale of the impotence oral treatment of $708,000.

     In the fiscal year ended February 28, 1998 the loss before taxes and minority interest was $435,830 as compared to income before taxes of $238,080 in the prior fiscal year. The loss before taxes, versus the prior year income, is due primarily to the operating loss of $369,131 in 1998, primarily from the decrease in sales to Osbon, coupled with the prior year licensing income of $162,800, which did not continue in 1998.

     Minority interest in the income of Gamogen for 1998 was $161,669. Minority interest in the income of Gamogen for the prior fiscal year was $3,263. The increase is due to increased income at Gamogen resulting from the sale in the current fiscal year of Gamogen's Impotence Treatment.

     The Company's net loss for the fiscal year ended February 28, 1998 was $290,184. This compares with net income of $139,503 for the previous fiscal year. The net loss for the 1998 of $290,184 results primarily from the Company's net loss from operations of $369,131, which is due primarily to the decline in sales to Osbon. The net loss per common share for the fiscal year ended February 28, 1998 was $0.01. This compares with net income per common share of $0.01 for the prior fiscal year.

Liquidity and Capital Resources
-------------------------------
     At the end of fiscal year 1999, the Company had net working capital of $846,467 a decrease of $230,334 from 1998. The decrease in working capital was due primarily to the operating loss of $862,314. A portion of this working capital decrease was offset by utilizing the Company's short term investments of $168,061 and additional borrowings on the Company's line of credit of $79,372. The major source of new funds was the February 25, 1999 sale of the Company's Chester, New York building. The sale resulted in net cash to the company of $558,437. Additional funds of $176,889 were made available to the Company through an intercompany loan from an affiliate, Gamogen. Under terms of an agreement with its affiliate, at the end of each quarter, the Company will pay interest at a competitive rate on the balance outstanding for the quarter to its affiliate, Gamogen. These interest payments will continue until the balance due to the affiliate has been repaid or offset by intercompany receivables for rent, wages and operating expenses that are paid by the Company and paid back by the affiliates. Under the Restore Joint Venture Agreement the Company's affiliate, Gamogen, provided $175,000 for funding the Restore product's initial development costs. (See Item 13., Exhibit 10(j) on Page 34).

     The funds available at February 28, 1999 are expected to meet the Company's cash requirements, under current operating conditions, for the new fiscal year which started on March 1, 1999. Additional funding may be required if the company needs to increase production for new customers or products which would include inventory purchases and accounts receivable funding. In anticipation of the need for increased funding, the Company is preparing for its Bank, to be submitted with its annual line of credit renewal, a proposal for additional funds to handle new business working capital requirements. Furthermore, the Company, in its negotiations with new customers or with existing customers for new products, is requesting payments to support a specific project's initial working capital requirements. Inability to secure additional funds for working capital would have an adverse effect on the Company's ability to fulfill new business requirements.

     During conversations with the Bank concerning the building sale-leaseback, the Bank required that a cash collateral account (See Item 13. Exhibit 10(l), Cash Collateral Agreement - Key Bank, Page 34) of $150,000 be established from a portion of the proceeds from the building sale before the Bank would consent to the Company's proceeding with the sale. The $150,000 which appears as a deposit on the balance sheet, had been deducted from the proceeds of the building sale before arriving at the net amount of $558,437 available to the Company from the sale. The cash collateral deposit of $150,000 was established under the terms of a Cash Collateral Agreement (the "Agreement") entered into between the Company and the Bank. The Agreement was requested by the Bank as part of the building sale to provide the Bank additional collateral for the line of credit and term loan remaining after the mortgage loan was paid. The $150,000 deposit is held by the Bank in an interest bearing account, the Company's operating account will receive periodic credit for interest earned. The $150,000 will be released by the Bank for the Company's use when the line of credit of $500,000 is fully advanced and the Company has sufficient additional Collateral Base, described as 80% of accounts receivable and 40% of inventory, to collateralize the amount requested provided the Company is not in default.

     Accounts receivable are down at the end of 1999 to $120,470 compared to $232,915 in 1998 resulting from reduced year end shipments to OEM customers Timm and Mission. In terms of accounts receivable, in the United States, sales are made on primarily net 30 day payment terms. A variety of terms are employed for export sales including cash prepayments, irrevocable letters of credit, and net 45 days. As of February 28, 1999, 2.0% of accounts receivable were over 60 days, 9.6% were at 30-59 days and 88.4% were current.

     Capital expenditures in 1999 were $61,666, capital expenditures in 1998 were $234,908. The 1998 expenditures were higher due to tooling requirements for the Mission OEM vacuum impotence treatment device.

     Other Assets increased $6,100 from the purchase of assets (See Item 13. Exhibit 10(m), Agreement of Asset Sale and Royalties, Page 34) required for the Restore product line. The assets were purchased from NuMedTec, Inc. ("NuMedTec"), included intellectual property, PRO-LONG(TM) constriction ring patents and trademarks. NuMedTec had certain technology, primarily its constricting ring, needed by the Company as a component of the Restore product kit. The agreement with NuMedTec called for a total purchase price of $15,000. An initial payment of $11,100 was made on February 26, 1999 with the balance of $3,900 due on April 25, 2001. The $3,900 balance plus $200 in expenses or total of $4,100 will be paid to NuMedTec if the money is not needed to re-tool the mold for the NuMedTec PRO-LONG Ring. In addition, a royalty payment of $.25 per ring will be payable to NuMedTec on the first 500,000 rings shipped and $.15 per ring over 500,000.
A minimum royalty payment of $15,000 for each of the first two years beginning with the date the business was purchased is required if annual volumes do not exceed the minimum payments. These advances will be applied against future royalties payable.

     At the end of fiscal 1999 the Company had two loans, a term loan and line of credit, with Key Bank of New York ("the Bank") listed on the balance sheet as Current Liabilities and Long-term Debt. The term loan outstanding was $240,506 and the line of credit $439,372. The current portion of the term loan is shown under Current Liabilities for $55,580, the long term portion is shown as Long Term Debt of $184,926. The line of credit is listed as a
Current Liability for $439,372.

     The term loan is a five year note for $300,000 opened on December 1, 1997 for which the final payment will be paid on November 1, 2002. Monthly payments include principal and interest. In fiscal 1999 total principal payments were $51,100 or $4,258 average per month with total interest of $20,028. The interest rate on the term loan is fixed at 8.43% through the use of an interest rate swap which reduced the interest rate from 8.83% for the life of the loan. The Company's fixed assets: machinery & equipment, tooling and furniture & fixtures, are pledged as collateral for the term loan.

     The line of credit has a maximum cash available limit of $500,000 operating loan renewed by the Bank on an annual basis. The Company submits a monthly Borrowing Certificate on which is calculated the line of credit access the Company has at that point in time. The available amount is based on a ratio of 80% of accounts receivable and 40% of inventory. Depending on the calculation, a payment to the Bank may be required or additional money may be made available to the Company. The Company had $439,372 outstanding on the line of credit at the end of 1999. The line of credit is due for renewal on July 31, 1999. The Company has begun preliminary discussions with the Bank regarding renewal. Monthly payments are for interest only. Interest paid on the line of credit in 1999 was $38,327. The interest rate is variable based on the prime rate less 1/4%, at year end the rate being paid was 7.5% (7.75% less .25%). The line of credit loan is secured by accounts receivable and inventory. At the end of 1999, based on the balances of accounts receivable and inventory, the Company had an additional $6,313, above the $439,372 outstanding, available for use on the line of credit.

Year 2000 Compliance
-----------------

     Company State of Readiness - The Company will be ready for the year 2000 in both information technology (IT) and non-IT systems. In terms of IT systems, the Company has purchased and taken delivery of a software upgrade to make its primary accounting, sales and manufacturing systems year 2000 compliant. The upgrade will be installed and validated by the summer of 1999. The internal network on which the primary business IT software runs, has been upgraded on schedule.

     In regard to non-IT systems, which refers to systems using embedded technology like microcontrollers, etc., the Company does not currently manufacture, nor has it completed development of, products which utilize microprocessors or similar date related functionality.

     The Company has surveyed third parties with which it has material relationships to determine whether there are any known, significant risks for business interruption, no risk has been identified.

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

     The Company believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no asurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by goverment agencies.

Forward Looking Statements

     The Company has made and will make certain forward-looking statements in the Annual Report relating to market and product development among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: 1.) the ability to continue successful technological innovation 2.) the avoidance of adverse cost increases 3.) unexpected increases or decreases in sales of the Company's products 4.) uncertainty related to Food and Drug Administration or other government regulation 5.) introduction by other companies of competitive products 6.) changes in the Company's relationships with its customers and distributors 7.) adequate and available sources of funds 8.)
the ability     of the Company to secure definitive agreements
from the companies with which it has letters of intent. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item  7. Financial Statements
------------------------------

Index to Consolidated Financial Statements and Supplementary Data
Page
-----------------------------------------------------------------
-
Report of Independent Certified Public Accountants
17

Financial Statements:

     Consolidated Balance Sheet, February 28, 1999 and 1998
18

     Consolidated Statement of Income, Years Ended February 28,
1999           19
     and 1998

     Consolidated Statement of Changes in Stockholders' Equity,
Years
     Ended February 28, 1999 and 1998
20

     Consolidated Statement of Cash Flows, Years Ended February
28, 1999       21
     and 1998

     Notes to Consolidated Financial Statements
22-26

               WEINGAST, ZUCKER & RUTTENBERG, LLP
                  CERTIFIED PUBLIC ACCOUNTANTS
                        11 HOLLAND AVENUE
                  WHITE PLAINS, NEW YORK  10603


                  INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repro-Med Systems, Inc. and Subsidiary as of February 28, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

/s/ Weingast, Zucker & Ruttenberg, LLP
------------------------------------------------------
White Plains, NY
May 25, 1999

















                         REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                                            Feb 28, 1999   Feb 28, 1998
Assets
Current Assets
Cash and Cash Equivalents (Note 1)            $  683,321   $    160,567
Short-Term Investments (Note 1)                   81,352        631,289
Accounts Receivable (Less Allowance for          120,470        232,915
Doubtful Accounts of $2,976 in 1999 &
$2,976 in 1998)
Inventory (Notes 1 & 2)                          573,560        634,109
Prepaid Expenses & Other Receivables              78,785         65,876
Deferred Taxes - Current                               0
                                                                156,000
Deposits                                         190,000              0
                                             -----------  -------------
Total Current Assets                           1,727,488      1,880,756
Property, Equipment And Other Assets
(Notes 1, 3)
Land                                                   0        290,303
Property and Equipment, Net                      522,660      1,432,591
Deferred Taxes - Non-current                           0        358,409
Other Assets, Net                                 68,484         69,130
                                           -------------  -------------
                                                       -
Total Property, Equipment And Other Assets       591,144      2,150,433
------------------------------------------ -------------  -------------
----------                                             -
Total Assets                               $   2,318,632  $   4,031,189
=================                          =============  =============
                                                       =
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                             $    41,251   $    140,440
Current Maturities of Long-term Debt (Note        55,580         85,327
5)
Bank Line of Credit Payable                      439,372        360,000
Other Current Liabilities (Note 4)               344,818        218,188
                                             -----------    -----------
Total Current Liabilities                        881,021        803,955
Long-term Debt  (Note 5)                         184,926
                                                              1,077,605
Other Liabilities, Net (Note 11)                 427,136              0
                                            ------------    -----------
Total Liabilities                              1,493,083      1,881,560
=================                           ------------    -----------
Minority Interest In Subsidiary                  288,882        280,493
---------------------------------------     ------------    -----------
Stockholder's Equity
Preferred Stock, 8% Cumulative $.01 Par
Value, Authorized 2,000,000 shares, Issued           100            100
& outstanding 10,000 shares (Note 6)
Common Stock, $.01 Par Value, Authorized
50,000,000 Shares, Issued and Outstanding        221,420        221,420
22,142,000 (Note 1)
Warrants Outstanding                                 140            140
Additional Paid-In Capital                     3,040,662      3,040,662
Accumulated (Deficit)                        (2,583,655)    (1,251,186)
Treasury Stock at Cost (2,275,000 shares)      (142,000)      (142,000)
(Note 6)
                                            ------------    -----------
Total Stockholder's Equity                       536,667      1,869,136
                                            ------------    -----------
Total Liabilities And Stockholders' Equity $   2,318,632  $   4,031,189
                                            ============    ===========

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE YEARS ENDED

                                         Feb 28,      Feb 28,
                                            1999         1998
                                     -----------  -----------
                                             ---          ---
Sales (Notes 1,7,& 8):
Net Sales of Products                          $            $
                                       1,725,035    1,517,342
Sale of Impotence Treatment                    0
                                                      708,000
                                     -----------  -----------
                                              --           --
                                       1,725,035    2,225,342

Costs And Expenses:
Cost of Goods Sold                     1,186,555    1,059,535
Selling, General & Administrative      1,093,361    1,161,977
Expenses
Research and Development                 185,637      238,214
Depreciation and Amortization
                                         121,796      134,747
                                     -----------  -----------
                                              --          ---

                                       2,587,349    2,594,473
                                     -----------  -----------
                                              --          ---
Income (Loss) From Operations          (862,314)    (369,131)
-----------------------------------
--------
Non-Operating Income(Expense):
Licensing Income                               0     (75,000)
Rental Income                             86,100       86,100
Interest (Expense)                     (135,266)    (112,712)
Interest & Other Income (Expense)         89,742       34,913
                                     -----------  -----------
                                             ---          ---
                                          40,576
                                                     (66,699)
                                     -----------  -----------
                                             ---          ---
Income (Loss) Before Minority
Interest                               (821,738)    (435,830)
Share of Operations
-----------------------------------
--------
Minority Interest In (Income) Loss       (8,389)
of Subsidiary                                       (161,669)
                                     -----------  -----------
                                             ---          ---
Income (Loss) Before Income Taxes      (830,127)    (597,499)
-----------------------------------
--------
Provision (Benefit) For Income           494,342
Taxes (Note 10)                                     (307,315)
                                     -----------  -----------
                                             ---          ---
Net Income (Loss) After Income                 $            $
Taxes                                (1,324,469)    (290,184)
===================================  ===========  ===========
=                                            ===          ===
Earnings(Loss) Per Common Share
(Notes 1 & 9):
Primary                                        $            $
                                          (0.06)       (0.01)
Fully Diluted                                  $            $
                                          (0.05)       (0.01)

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years Ended February 28, 1999 and 1998

                            Preferred                    Warrants
                              Stock       Common Stock     and
                            $.01 Par        $.01 Par     Addition
                  Total       Value          Value          al     Accumulat
                 Equity                                  Paid-In      ed
                           Shares  $      Shares  $      Capital   (Deficit)
                           Amt            Amt

Stockholders'   2,167,321  10,00  $10  22,142,0  $221,4   $3,040,8 $
Equity 2/97                    0    0        00      20         02 (953,001)
                ---------  -----  ---  --------  ------   -------- ---------
                        -           -                          ---
Changes FYE
2/98:
Payment of
Preferred         (8,000)      -    -         -       -          - (8,000)
Stock
Dividends
Net Income      (290,184)      -    -         -       -          - (290,184)
(Loss)

Stockholders'   $1,869,13  10,00  $10  22,142,0  $221,4   $3,040,8 $(1,251,18
Equity 2/98             6      0    0        00      20         02 6)
                ---------  -----  ---  --------  ------   -------- ----------
                        -           -                          --- ---
Changes FYE
2/99:
Payment of
Preferred
Stock
Dividends         (8,000)                                             (8,000)
Net Income      (1,324,46                                          (1,324,469
(Loss)                 9)                                          )
                ---------                                          ----------
                        -                                          ---
Stockholders'           $  10,00  $10  22,142,0  $221,4   $3,040,8 $(2,583,65
Equity 2/99       536,667      0    0        00      20         02 5)
--------------  ---------  -----  ---  --------  ------   -------- ----------
----                    -           -                          --- ---

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Feb 28, 1999  Feb 28, 1998

Operating Activities:
Income (Loss)from continuing operations                       $             $
                                                    (1,324,469)     (290,184)
Adjustments to reconcile net loss to cash
provided by operating activities:
  Depreciation and amortization                         121,796       134,747
  Deferred income taxes                                 514,409     (334,750)
  Income (loss) of minority interests                     8,389       161,669
  Deferred gross profit - building lease                449,618             0
                                                   ------------  ------------
                                                      (230,257)     (328,518)
Changes in assets and liabilities:                 ------------  ------------
  Accounts receivable - trade                           112,445      (86,409)
  Inventories                                            60,549     (110,142)
  Prepaid expenses & other accounts receivable         (12,909)        12,250
  Lease deposit                                        (40,000)             0
  Accounts payable                                     (99,189)        21,284
  Accrued expenses                                      104,148       161,372
                                                   ------------  ------------
                                                        125,044       (1,645)
                                                   ------------  ------------
Net cash provided by (used in) operating              (105,213)     (330,163)
activities
Investing activities
  Short term investments                                549,937         4,451
  Capital expenditures                                 (49,679)     (234,908)
  Other Assets                                         (11,289)       (3,515)
  Sale of property                                    1,140,052             0
                                                   ------------  ------------
  Net cash provided by (used in)
  investing activities                                1,629,021     (233,972)

Financing activities:
  Proceeds term loan                                          0       300,000
  Repayment of term loan                               (51,100)       (8,394)
  Proceeds line of credit                               120,000       360,000
  Repayment line of credit                             (40,628)
  Repayment of mortgage                               (871,326)      (17,240)
  Preferred stock dividend                              (8,000)       (8,000)
  Cash collateral deposit                             (150,000)             0
                                                   ------------  ------------
  Net cash provided by (used in) financing                            626,366
activities                                          (1,001,054)
                                                   ------------  ------------
  Net increase (decrease) in cash & equivalents         522,754        62,231
  Cash & cash equivalents, beginning of period          160,567        98,336
                                                   ------------  ------------
  Cash & cash equivalents, end of year            $    683,321   $   160,567
                                                   ============  ============
                                                             ==
Supplemental disclosures:
  Cash Payments for:
    Interest                                            131,302       112,712
    Income taxes                                        (3,419)        25,553

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization And Summary Of Significant Accounting
Policies
-----------------------------------------------------------------
----------------------------
A. Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production, and marketing of medical devices used in the treatment of the human condition.

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

G. On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of
Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share is not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share is not less than 110% of the fair market value of the common stock on the date the price was reduced. As of May 15, 1999 no options granted under the Option Plans have been exercised.

H. On February 28, 1999 the Company changed the valuation allowance for deferred income taxes to $514,409 from $0. The valuation allowance has been calculated at the maximum amount which had reduced the value of the Company's deferred income taxes asset balance to zero.

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization And Summary Of Significant Accounting
Policies (continued)
-----------------------------------------------------------------
---------------------
I. Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

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

L. Reclassification - certain reclassifications have been made to prior year amounts to conform with current year presentation.

Note 2 - Inventory
--------------------

Inventory Consists Of:          February 1999      February 1998
--------------------------  -----------------  -----------------
-----                                     ---                ---
Raw Materials                        $364,908         $  330,372
Work In Process                       113,552            150,027
Finished Goods                        224,895            272,442
Reserve for Obsolete                (129,795)          (118,732)
Inventory
                                  -----------     --------------
Inventory                         $   573,560        $   634,109

Note 3 - Property And Other Assets
-----------------------------------
This category consists
of:

Property and Equipment:         February 1999      February 1998
Building & Building                        $0        $   930,780
Improvements
Furniture and Equipment                                1,104,414
                                    1,166,080
Less:  Accumulated                  (643,420)          (602,603)
Depreciation
                              ---------------    ---------------
Net Property & Equipment            $ 522,660        $ 1,432,591

Other Assets:
Patent Costs                      $   197,088        $   197,088
Deferred Charges                       19,800             28,800
Goodwill                               14,137             14,137
NuMedTec                                6,100                  0
Less:  Accumulated                  (168,641)          (170,895)
Amortization
                              ---------------    ---------------
Net Other Assets               $       68,484      $      69,130

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Other Current Liabilities
------------------------------------

Other Current Liabilities          February 1999       February 1998
consist of:
Taxes Payable                     $      (6,391)           $   3,939
Rent Received In Advance                       0               7,175
Customer Deposit                         246,610              93,030
Accrued Expenses                          82,117             114,044
Deferred Gross Profit-Building            22,482                   0
Lease
                                    ------------        ------------
Other Current Liabilities             $  344,818         $   218,188

Note 5 - Long-term Debt
-----------------------
                                February 1999       February 1998
Mortgage payable to bank,
interest at 8.46% through
April 2006.  The mortgage                 $ 0            $871,326
matures April 30, 2006.

Note payable to bank,
interest at 8.43%. The loan           240,506
matures November 1, 2002.                                 291,606
                                     --------          ----------
Total long-term debt                  240,506           1,162,932
Less current maturities                55,580              85,327
                                     --------          ----------
Total long-term debt less            $184,926          $1,077,605
current maturities

The company also has a $500,000 line of credit, subject to meeting certain accounts receivable and inventory balances. At February 28, 1999 $439,372 was used by the Company and $6,316 was available. The line of credit is renewed annually with interest payable monthly at the prime rate less .25% or 7.5% at February 28, 1999. The line of credit utilized as of February 28, 1998 was $360,000. The bank is currently holding $150,000 as collateral against the line of credit and term loan. This amount is categorized as deposits.

Fiscal year maturities of long-term debt at February 28, 1999 are as follows:

                 Term Loan
2000                55,580
2001                60,450
2002                65,746
2003                58,730
thereafter               0
              ------------
                $  240,506
              ============

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Capitalization And Certain Capital Transactions
-----------------------------------------------------------------
----------
On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 1999 the Convertible Cumulative Preferred Stock can be converted to 312,500 shares of common stock at the conversion price of 32 cents per share.

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

Note 7 - Major Customer
---------------------------------
The Company currently sells substantially all of its impotence treatment products to OEM customers. In 1999 the Company sold 99.5% of its impotency treatment products to three customers:
Mission-Pharmacal, Osbon Medical Systems a division of Imagyn Medical, Inc. and Timm Medical Technologies, Inc. In November 1998 Timm Medical Technologies, Inc. purchased the Osbon business from Imagyn. This meant, in effect, that the Company had two primary customers for its impotency treatment products at any point in time during 1999. Sales of $273,790 were recorded in 1999 for Mission-Pharmacal with another $246,610 recorded as deposits for production in various stages of raw material and work-in-progress. These deposits will be recorded as sales in fiscal 2000 when the units are completed. The Osbon division of Imagyn Medical, Inc. purchased $113,072 in 1999. Timm Medical Technologies, Inc. purchased $146,816. In 1998, sales to Osbon totaled $459,667.

Note 8 - Related Party Transactions
-----------------------------------------------
During the years ended February 28, 1999 and February 28, 1998, the Company paid to an affiliate $27,038, and $33,038 respectively for use of tooling equipment. These amounts have been eliminated upon consolidation.

Repro-Med leases office space to its subsidiaries totaling $12,528 as of February 28, 1999 and 1998. Repro-Med also allocated overhead expenses to its subsidiaries totaling $156,616, and $387,585 February 28, 1999 and February 28, 1998
respectively.

The Company leased an aircraft from an officer of the company for $19,000 and $11,000 at February 28, 1999 and February 28, 1998.

The Company leased office space from an officer of the Company for $6,000 at February 28, 1998 and February 28, 1997.

The Company entered into a joint venture with its affiliate, Gamogen, for the Restore product in October 1998. The joint venture is to develop and market a new vacuum, impotence treatment device named Restore. The Restore kit product consists of a manual vacuum erection pump and cylinder, constricting rings of varying tensions, instruction video, and lubricant. The constricting rings are also sold separately under the Prolong name as replacements and as an erection sustaining product. Gamogen has contributed a total of $175,000 in cash: $100,000 in the third quarter and $75,000 in the quarter ending Feburary 28, 1999, for which Gamogen will receive 5% of the gross revenues of the Restore product shipped. For fiscal 1999, Restore sales were $2,674. Repro-Med Systems, Inc. which has contributed $300,000 to development, marketing, distribution and production of the Restore product, has agreed to contribute additional funds for inventory, marketing, and further development costs in excess of the Company's $175,000 contribution but may terminate the joint venture at its discretion.

In 1999 an affiliate, Gamogen, loaned the Company $176,889. The intercompany loan was outstanding at fiscal year end and will be offset over the next 12 months through intercompany expenses paid by the Company which are reimbursed by Gamogen. Under terms of an agreement with Gamogen, at the end of each quarter, the Company will pay interest on the balance outstanding for the quarter. These interest payments will continue until the balance is paid.

Note 9-Earnings Per Share
------------------------------------
Primary earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding

             REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Common  February 28,   February 28,
Share                           1999           1998
--------------------------  -------------  ------------
------                           ---           ---
Primary Earnings (Loss)       $ (0.06)       $ (0.01)
Per Share
Number of Shares - Primary   22,142,000     22,142,000

Fully Diluted Earnings Per    $ (0.052)       $ (0.01)
Share
Number of Shares - Fully     25,303,597     25,967,158
Diluted

Note 10 - Income Taxes
---------------------------------
Effective February 28, 1994 the company adopted statement Number 109 of the Financial Accounting Standards, Accounting for Income Taxes ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. As of February 28, 1999 Repro-Med has a net operating loss carry forward ("NOL") of approximately $1,706,680 available to offset its future income tax liabilities. The NOL will begin to expire in the year 2002 and has been used to offset deferred taxes for financial purposes.

The provision for income taxes consists of the following:

                                 February 28,  February 28,1998
                                         1999
                                -------------      ------------
Current Taxes                    $   (20,067)         $  27,435
Deferred Taxes                             0          (334,750)
Less Valuation Allowance              514,409                0
                                -------------      ------------
Provision for Income Taxes      $     494,342        $(307,315)

Note 11 - Sale - Leaseback Transaction -- Operating Lease
----------------------------------------------------------
On February 25, 1999 the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its land and building at 24 Carpenter Avenue, in Chester, New York and leased it back for a period of 20 years. The leaseback has been accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease. At February 28, 1999 future minimum rental payments required are as follows:

Year            Minimum Rental Payments

2000           $120,000
2001            120,000
2002            120,000
2003            120,000
2004            120,000
thereafter    1,925,000
            -----------
             $2,525,000

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
-----------------------------------------------------------------
----------------------------
None

                                 PART III
                         --------------
Item 9.  Directors and Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act
-----------------------------------------------------------------
----------------------------
The following table sets forth certain information with respect to the Executive Officers and Directors:

 Name                Age   Positions (Held since)    Address
 ----------          ----  ------------------------  -----------
                     -     -----
 Andrew I.            53   President  (3/80),        23 Allison Drive
 Sealfon(1)                Treasurer (5/83),         Monroe, NY 10950
                           Chairman (7/94),Director
                           (3/80),
                           Chief Executive Officer
                           (3/86)

 Norman E.           46    Chief Financial Officer   299 Pine Hill Road
 Rathfelder(2)             (6/99)                    Chester, NY  10918
                           Secretary (6/99)
                           Manager - Finance &
                           Operations
                           (6/99)
                           Manager - Finance (3/97)

 Dr. Paul Mark       49    Director (5/91)           92 Irwin Ave
 Baker                                               Middletown, NY
                                                     10940

 Robert W. Burns,    51    Resigned (3/99)           36 Tamarack Ave
 Jr.
                           Director (2/95)           Danbury, CT  06811

 John Carlson        59    Director (2/87)           113 Brookhaven Ct
                                                     Palm Beach
                                                     Gardens, FL
                                                     33418

 Remo Spagnoli       70    Director (8/93)           27 Slone Road
                                                     Newburgh, NY 12550

 Jesse A. Garringer  48    Terminated (1/99)         11 Orchard Hill
                                                     Vista
                           Executive VP (9/92)       Florida, NY  10921
                           Secretary (8/93)
                           Director (7/94)
                           Chief Financial Officer
                           (1/95-11/98)

(1)Mr. Sealfon may be deemed to be a "parent" and "promoter", as those terms are defined under the Securities Act of 1933, as amended, (the "Act") .
(2)Mr. Rathfelder became acting Chief Financial Officer and Secretary of the Company in November 1998 and was elected to the positions in June 1999.

     All directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Executive Officers hold office for one year and until their successors have been elected and qualified.

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

     Norman Rathfelder was appointed acting Chief Financial Officer and was elected Chief Financial Officer in June of 1999, after serving as the Manager of Finance and Manager of Finance & Operations for the previous 2 years. He is a Certified Public Accountant and has an MBA-Finance from the University of Dayton in Dayton, Ohio. He has received the CPIM (Certified in Production & Inventory Control) designation from the American Production and Inventory Control Society(APICS). Mr. Rathfelder is a Certified Quality Auditor (CQA) as designated by the American Society for Quality (ASQ). Mr. Rathfelder was Controller and Human Resource Director from June, 1995 to April, 1997 for Spence Engineering, Inc., a subsidiary of Watts Regulator, Inc., a New York Stock Exchange company, which designs and manufactures process control valves and regulator systems. From January, 1994 to June, 1995 Mr. Rathfelder was a Senior Implementation & Training Consultant for Datalogix International, a software development company owned by Oracle, Inc. a Fortune 500 company. Responsibilities included software implementation and support; customer training and product development of Enterprise Resource Planning (ERP) systems. Mr. Rathfelder's domestic and international clients included Allied Signal-Belgium, Revlon, PPG and New Zealand Dairy. These assignments complimented his previous 9 years manufacturing and distribution experience, including Chief Financial Officer and general management responsibilities for privately held companies in the aseptic food and dairy industry.

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

     Mr. Burns resigned as a Director effective March 30, 1999.

     John F. Carlson and was appointed to the Board of Directors of Repro-Med in July 1987. Mr. Carlson is President and Chief
Operating Officer of ViCar Products, Inc, a health and personal care products company. From July 1996 through 1997, John F.
Carlson served as Executive Vice President, Chief Financial Officer, Treasurer and a director of Ocurest Laboratories, Inc. Mr.
Carlson has held management positions in the automotive accessories industries as President and Chief Executive Officer of Allied Plastics, Inc. ("Allied") from November 1992 to January
1995 and from June 1995 until joining Ocurest as General Manager of InterScept Products Corporation. In April, 1995, Allied Holdings, Inc. owner of Allied Plastics, Inc. filed a petition seeking protection under Chapter 11 of the Bankruptcy Act.

     Remo Spagnoli was appointed to the Board of Directors of Repro-Med in April 1993. Mr. Spagnoli is a principal founder of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli previously served as President and Chairman of CRS, Inc. until his retirement in
1993. Mr. Spagnoli presently consults for CRS, Inc.

     Jesse A. Garringer's employment with the Company was terminated on January 15, 1999. (See Item 13., Exhibit 10i, Termination Agreement, Page 34). On January 15, 1999 a Sales Representative's Agreement was entered into between Mr. Garringer and the Company's affiliate, Repro-Med Systems, Inc. (See Item
13. Exhibit 10h, Sales Representative Agreement, Page 34). On March 19, 1999 the Sales Representative Agreement was terminated by the Company for failure and inability to perform.

Item 10.  Executive Compensation
----------------------------------------------
Andrew I. Sealfon, President of the Company, received $146,144 in salary from Repro-Med (including amounts attributable to services to the Company and Gyneco) during the fiscal year ended February 28, 1999. This is a reduction from the $171,379 paid in the previous fiscal year. On June 29, 1998, Mr. Sealfon reduced his salary 25% to help the Company cut expenses as it worked on developing new sources of revenue. The salary reduction is currently still in effect. Under an agreement between the Company and Repro-Med for reimbursement of operating expenses and payroll costs, 10% of Mr. Sealfon's salary is allocated to the Company. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

     Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have a pension or profit sharing plan.

               Summary Compensation Table

                                              Long-Term
Compensation
               Annual Compensation                  Secur-
                                                    ities
                                              Restr-  Under-
                                             icted   lying   LTIP
All Other
                                             Stock   Options Pay-
Compensa-
Awards  /SAR's  outs  tion

Name &          Year  Salary  (1)Bo  (2)Ot
Principal                       nus  her
Position                             Annua
                                     l
                                     Compe
                                     nsati
                                     on

Andrew I.       1999  146,14      0  11,89      0     0    0        0
Sealfon,        1998       4      0  513,1      0     0    0
President       1997  171,37  5,800  60         0     0    0        0
                           9         13,47                          0
                      164,21         2
                           9

Jesse A.        1999  110,46      0  5,336
Garringer,      1998       2      0  5,822      0     0    0        0
Executive Vice  1997  143,33  4,350  4,016            0
President                  7                    0     0    0        0
                      138,10                    0
                           8                               0        0

(1)Mr. Sealfon's and Mr. Garringer's fiscal 1998 incentive bonuses were rescinded to the
  Company on December 18, 1998, the amounts were $10,400 and $7,800 respectively.

(2)Includes employee car allowances and $6,000 for unreimbursed cost of lab facilities maintained by Mr. Sealfon.

     Under an agreement between Repro-Med and Gamogen, executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco. The total percentages allocated for the fiscal year ended February 1999 were as follows: Gamogen 1.9%, Gyneco 6.2%, and Repro-Med 91.9%.

Table of Option Grants in the Fiscal Year Ended February 1999:

                                    Price      No. Shares &
Name          Main Position          Per         Earliest
                                    Share    Date of Exercise
------------- -------------------  -------  ------------------
                                      --           ----
Sealfon, A.   President               na             0

Table of Aggregated Option Exercises in the Fiscal Year Ended
February 1999 and
Option Values at Fiscal Year-end February 1999:

                                                           Value of
                                              Number of   Unexercised
                                             Unexercised     In-the-
                                             Options at      Money
                                            Fiscal Year-   Options at
                     Shares                      end      Fiscal Year-
     Name of        Acquired      Value     Exercisable/    end (1)
   Individual          on       Realized    Unexercisabl  Exercisable
                    Exercise                      e            /
                                                          Unexercisab
                                                               le
-----------------  ----------  -----------  ------------  -----------
-----              ---         --           ----          ---
Andrew I. Sealfon                   $ 0
                   na
  Exercisable                                                  $0
                                            1,500,000
  Unexercisable                                                $0
                                                  0

(1) Calculated using the high bid price in the last quarter of the year ended February 1999 of $0.045 (see Item 5.)

Item 11.   Security Ownership of Certain Beneficial Owners and
Management
-----------------------------------------------------------------
----------------------------

The following table sets forth, as of February 1999 the number of shares of Common Stock of the Company beneficially owned by each person owning more than 5% of the outstanding shares of the Company, by each officer and director, and by all officers and directors as a group:

                                                  Number Percent
Name and Address of Principal Shareholders            of   of     Notes:
and Identity of Group                             Shares  Class
                                                   Owned
--------------------------------------------   --------- -------  -------
------------                                         ---   --     --
Andrew I. Sealfon*                             10,538,75   42%    1,2,5
                                                       0
23 Allison Drive, Monroe, NY 10950

Dr. Paul Mark Baker                            1,254,000   5%     5
92 Irwin Ave, Middletown, NY 10940

Norman E. Rathfelder                             262,500   1%     5
299 Pine Hill Road, Chester, NY  10918

Robert W. Burns, Jr.                             125,000   1%     5
36 Tamarack Ave, Danbury CT 06811

John Carlson                                      80,000    0     5
3 Alston Road, Palm Beach Gardens, FL, 33418

Remo Spagnoli                                  1,120,333   4%     3,4,5
27 Slone Road, Newburgh, NY 12550

All Directors and Officers as a Group (6       13,380,58   53%    1,2,3,4
Persons)                                               3          ,5

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

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 1998 Mr. Spagnoli received $8,000 in cash dividends from his preferred stock. As of February 1998 Mr. Spagnoli's preferred stock can be redeemed for 312,500 shares of Repro-Med common stock at $0.32 per share. The above calculations give effect to these 312,500 common shares.

(5) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees of the Company are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share is not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share is not less than 110% of the fair market value of the common stock on the date the price was reduced. As of May 15, 1999 no options granted under the Option Plans have been exercised.

                                    Price      No. Shares &
Name          Main Position          Per         Earliest
                                    Share    Date of Exercise
-------------------                   -------  ---------------
                                      --             ----
Granted under the 1995 Stock Option
Plan:
Sealfon, A.   President                       1,500,000, 3/1/95
                                     $0.066
Baker, M.     Clinical Consultant     $0.06            300,000,
                                                         3/1/95
Rathfelder,   Chief Financial         $0.06            200,000,
N.            Officer                                    1/1/99
Howarth, M.   Vice President -        $0.06             50,000,
              Sales                                      3/1/95
                                                       150,000,
                                                         1/1/99
Sorbello, S.  Manager -               $0.06            200,000,
              Regulatory Affairs                         1/1/99
Lyons, S.     Manager, Purchasing     $0.06             50,000,
                                                         3/1/95


Granted under the 1995 Stock Option Plan for Non-
employee Directors:
Burns, Jr.,   Director (Resigned    $0.06           20,000,
R.            3/99)                               3/1/96
                                                    20,000,
                                                  3/1/97
                                                    20,000,
                                                  3/1/98
                                                    20,000,
                                                  3/1/99
                                                    20,000,
                                                  3/1/00
Carlson, J.   Director              $0.06           20,000,
                                                  3/1/96
                                                    20,000,
                                                  3/1/97
                                                    20,000,
                                                  3/1/98
                                                    20,000,
                                                  3/1/99
                                                    20,000,
                                                  3/1/00

Spagnoli, R.  Director              $0.06           20,000,
                                                  3/1/96
                                                    20,000,
                                                  3/1/97
                                                    20,000,
                                                  3/1/98
                                                    20,000,
                                                  3/1/99
                                                    20,000,
                                                  3/1/00

The above calculations give effect to purchase of shares exercisable within 60 days of
February 1999 under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group.

Item 12.  Certain Relationships and Related Transactions
-----------------------------------------------------------------
---------
     In April, 1986, Gamogen issued 699,200 shares of Common
Stock to Repro-Med for $41,779.

     Included in sales for the years ended February 1999 and 1998 were $27,308, $33,038, respectively, received from an affiliate for use of tooling equipment.

     The company rents space from Repro-Med Systems, Inc. and reimburses Repro-Med for allocated overhead expenses. Rent totaled $12,528 as of February 28, 1999 and 1998, respectively. The reimbursed expenses totaled $ 156,616 and $ 387,585 as of February 28, 1999 and 1998, respectively.

     To economize the Company's production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those OEM sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $27,308 in the fiscal year ended February 1999 and $33,038 in the prior fiscal year. The reason for the decline in payments under this agreement, in the current fiscal year, is the decline in sales of OEM products to Osbon.

     To economize corporate travel, the Company, since 1982, has maintained and operated a corporate aircraft. The aircraft is leased from AMI Aviation. Mr. Andrew Sealfon is a majority shareholder in AMI Aviation. Total lease expense paid in 1999 for this aircraft was $19,000 versus $11,000 paid in 1998. This lease is believed by the Company to be on terms to those that could be obtained from unaffiliated third parties.

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

                              Part IV
                              --------
Item 13.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K
-------   -------------------------------------------------------
---------
(a)  Exhibits

     (3)  Articles of Incorporation and By-Laws

          3(a) -    Articles of Incorporation(1)

          3(b) -    By-Laws(2)

     (10) Material Contracts:

          10(c)     -    Voting Agreement for Repro-Med Systems,
Inc. Common Stock between                         Andrew I.
Sealfon and Dr. Adrian Zorgniotto(3)
          10(d)     -    Assignment Agreement Among Zonagen,
Inc., Gamogen, Inc. and Dr.                       Adrian
Zorgniotti dated April 13, 1994(4)
          10(e)     -    1995 Stock Option Plan(5)
          10(f)     -    1995 Stock Option Plan for Non-employee
Directors(5)
          10(g)     -    Mortgage and Security Agreement and
Promissory Note for $900,000
                    with Key Bank of New York, dated April 30,
1996(6)
          10(h) -   Sales Representative Agreement, dated January
15, 1999(7)
          10(i) -   Termination Agreement, January 15, 1999(7)
          10(j) -   Joint Venture Agreement with Repro-Med
Systems,Inc., dated October                       28, 1998(7)
          10(k) -   Lease with West 125th Street Associates,LLC
dated February 25, 1999
          10(l) -   Cash Collateral Agreement - Key Bank, dated
February 25, 1999
          10(m) -   Agreement of Asset Sale and Royalties -
NuMedTec, Inc., dated March                       1, 1999

     (21) Subsidiary of Registrant:

          21(a)     -    Gyneco, Inc., a New York Corporation
wholly owned subsidiary of                        Gamogen, Inc.
          21(b)     -    Gamogen, Inc., a New York Corporation
(58.3% owned)

(b)   Reports on Form 8-K:

     No reports on Form 8-K have been filed by the Registrant
during the last quarter of the     period covered by this report.

(1)  Incorporated by reference from the Registration and Offering
Statement of Repro-Med   Systems, Inc., dated November 12, 1982.
(2)  Incorporated by reference from the Form 10-KSB Report of
Repro-Med Systems, Inc., dated     2/28/87.
(3)  Incorporated by reference from Form 10-KSB Report of Repro-
Med Systems, Inc., dated      February 29, 1993.
(4)  Incorporated by reference from Form 10-KSB Report of Repro-
Med Systems, Inc., dated      February 28, 1994.
(5)  Incorporated by reference from Form 10-KSB Report of Repro-
Med Systems, Inc., dated      February 28, 1995.
(6)  Incorporated by reference from Form 10-KSB Report of Repro-
Med Systems, Inc., dated      February 28, 1996.
(7)  Incorporated by reference from Form 10-QSB Report of Repro-
Med Systems, Inc., dated      November 30, 1998.

Exhibit 10-(k) - Lease with West 125th Street Associates, LLC

                    Dated: As of February 25, 1999

                         LEASE AGREEMENT

     THIS LEASE, dated as of the 25th day of February, 1999, between WEST 125TH STREET ASSOCIATES, LLC, a New York limited liability company, with an address at c/o Marino, Chambers & Lou, P.C., One Barker Avenue, White Plains, NY 10601-1517, Attention:
Milton A. Chambers, Esq. (hereinafter referred to as the "Landlord") and REPRO-MED SYSTEMS, INC., a New York corporation with an address at 24 Carpenter Road, Chester, NY 10918 (hereinafter referred to as the "Tenant").
     That the Landlord hereby demises and leases unto the Tenant, and the Tenant hereby hires and takes from the Landlord for the term and upon the rentals hereinafter specified, the premises described as follows, situated in the Village and Town of Chester, County of Orange, and State of New York as Section 110, Block 3, Lot 1, a complete description of which is annexed hereto as Exhibit A deleting therefrom only the portion of the premises leased to Key Bank of New York by means of a lease agreement between Repro-Med Systems, Inc., as Landlord and Key Bank of New York as Tenant dated April 30, 1996.
     Landlord demises and leases unto the Tenant only that portion of the premises outlined on Exhibit B annexed hereto which is intended to exclude only that portion of the Premises leased to Key Bank of New York. The demised premises consists of approximately 25,000 square feet, as well as the storage shed located to the rear of the building. Said premises is hereinafter referred to as the "Demised Premises."

     1. Term. The term of this demise shall be for twenty (20) years beginning March 1, 1999 and ending February 28, 2019.
     2. Rent. The rent shall be due and payable on the first day of the month, commencing on March 1, 1999. Tenant shall pay rent as follows:
     (a) Lease years one (1) through ten (10): Monthly payments in the amount of $10,000.00 ($120,000.00 annual rent);
     (b) Lease years eleven (11) through twenty (20): Monthly payments in the amount of $11,042.00 ($132,500.00 annual rent).
     3. Payment of Rent. The said rent is to be payable monthly in advance on the first day of each calendar month in the amounts set forth above.
     A three (3%) percent late charge shall be added to any payment received after the 12th day of the month.
     Rent shall be payable to Landlord at the office of the Landlord or as may be otherwise directed by the Landlord in writing.
     4. Peaceful Possession. The Landlord covenants that the Tenants, on paying the said rental and performing the covenants and conditions in this Lease contained, shall and may peaceably and quietly have, hold and enjoy the Demised Premises for the term aforesaid.
     5. Sub-lettinq and Assignment. The Tenant shall be permitted to sub-let all or any part of the Demised Premises upon prior written notice to the Landlord and upon the consent of the Landlord which consent shall not be unreasonably withheld.

     6. Condition of Demised Premises Repairs. The Tenant has examined the Demised Premises, and accepts them in their present condition (except as otherwise expressly provided herein) and without any representations on the part of the Landlord or its agents as to the present or future condition of the said Premises. The Tenant shall keep the Demised Premises in good condition, and shall redecorate, paint and renovate the said Demised Premises as may be necessary to keep them in repair and good appearance. The Tenant shall quit and surrender the Demised Premises at the end of the demised term in as good condition as the reasonable use thereof will permit. The Tenant shall not make any alterations, additions or improvements to said Demised Premises without the prior written consent of the Landlord which consent shall not be unreasonably withheld. Subject to the prior written consent of Landlord, and to the provisions of this Article, Tenant at Tenant's expense, may make alterations, installations, additions or improvements which are non-structural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the Demised Premises. Tenant shall, at its expense, before making any alterations, additions, installations or improvements obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Landlord. Tenant agrees to carry and will cause Tenant's contractors and sub contractors to carry such workman's compensation, general liability, personal and property damage insurance as Landlord may require. If any mechanic's lien is filed against the Demised Premises, or the building of which the same forms a part, for work claimed to have been done for, or materials furnished to, Tenant, whether or not done pursuant to this Article, the same shall be discharged by Tenant within thirty (30) days thereafter, at Tenant's expense, by filing the bond required by law or otherwise. All erections, alterations, additions and improvements, whether temporary or permanent in character, which may be made upon the Demised Premises either by Landlord or the Tenant, except furniture or movable trade fixtures installed at the expense of the Tenant, shall be the property of the Landlord and shall remain upon and be surrendered with the Demised Premises as a part thereof at the termination of this Lease, without compensation to the Tenant. The Tenant further agrees to keep said Demised Premises and all parts thereof in a clean and sanitary condition and free from trash, inflammable material and other objectionable matter. Tenant further agrees to keep the sidewalks in front of the ground floor portion of the Demised Premises clean and free of obstruction, snow and ice. The Tenant shall be responsible for general maintenance and repair of the Demised Premises including mechanical systems, structure and roof maintenance and parking lot and driveway repair and maintenance. A preventive maintenance and repair program and schedule to be performed by the Tenant is annexed hereto as Exhibit

     7. Liability of Landlord. The Landlord shall not be responsible for the loss of or damage to property, or injury to persons, occurring in or about the Demised Premises, by reason of any existing or future condition, defect, matter or thing in said Demised Premises or the property of which the Demised Premises are a part, or for the acts, omissions or negligence of other persons or tenants in and about the said property. The Tenant agrees to indemnify and hold the Landlord harmless from all claims and liability for losses of or damage to property, injuries to persons occurring in or about the Demised Premises, except loss or injury caused by the Landlord. The Tenant agrees to maintain liability insurance. The Tenant shall furnish to the Landlord a certificate of insurance, naming the Landlord as an additional insured under Tenant's policy. Proof of the existence of this insurance shall be provided to the Landlord prior to the commencement of the lease term.

     8. Services and Utilities. The Tenant agrees to pay for all utility services and charges incurred relative to the use and occupancy of the Demised Premises. Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of existing leaders to the building or the risers or wiring installation and Tenant may not use any electrical equipment which, in Landlord's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall in no wise make Landlord liable or responsible to Tenant, for any loss, damage or expenses which Tenant may sustain.

     9. Riqht to Inspect and Exhibit. The Landlord, or its agents, shall have the right to enter the Demised Premises at reasonable business hours in the day or night to examine the same, or to run telephone or other wires, or to make such repairs, additions or alterations as it shall deem necessary for the safety, preservation or restoration of the improvements, or for the safety or convenience of the occupants or users thereof (there being no obligation, however, on the part of the Landlord to make any such repairs, additions or alterations), or to exhibit the same to prospective purchasers and put upon the Demised Premises a suitable "For Sale" sign. The twelve (12) months prior to the expiration of the demised term, the LandIord, or its agents, may similarly exhibit the Demised Premises to prospective tenants, may place the usual "to let" signs thereon.

     10. Damage by Fire, Explosion. The Elements or Otherwise. In the event of the destruction of the Demised Premises or the building containing the said Demised;Premises by fire, explosion, the elements or otherwise during the term hereby created, or previous thereto, or such partial destruction thereof as to render the Demised Premises wholly untenantable or unfit for occupancy, or should the Demised Premises be so badly injured that the same cannot be repaired within sixty (60) days from the happening of such injury, then and in such case the term hereby created shall, at the option of the Landlord, cease and become null and void from the date of such damage or destruction, and the Tenant shall immediately surrender said Demised Premises and all the Tenant's interest therein to the Landlord, and shall pay rent only to the time of such surrender, in which event the Landlord may re-enter and re-posses the Demised Premises thus discharged from this Lease and may remove all parties therefrom. Should the Demised Premises be rendered untenantable and unfit for occupancy, but yet to be repairable within sixty (60) days from the happening of said injury, the Landlord may enter and repair the same with reasonable speed, and the rent shall not accrue after said injury or while repairs are being made, but shall recommence immediately after said repairs shall be completed. But if the Demised Premises shall be so slightly injured as not to be rendered untenable and unfit for occupancy, then the Landlord agrees to repair the same with reasonable promptness and in that case the rent accrued and accruing shall not cease; or terminate. The Tenant shall immediately notify the Landlord in case of fire or other damage to the Demised Premises.

     11. Observation of Laws. Ordinances, Rules and Regulations. The Tenant agrees to observe and comply with all laws, rules and regulations of the Federal, State, County and Municipal authorities applicable to the business to be conducted by the Tenant in the Demised Premises. The Tenant agrees not to do or permit anything to be done in said Demised Premises, or keep anything therein which will obstruct or interfere with the rights of other tenants, or conflict with the regulations of the Fire Department or with any insurance policy upon said improvements or any part thereof. Tenant agrees not to do or permit anything to be done in said Demised Premises, or keep anything therein which will increase the rate of fire insurance premiums on the improvements or any part thereof. In the event of any increase in insurance premiums resulting from the Tenant's occupancy of the Demised Premises, or from any act or omission on the part of the Tenant, the Tenant agrees to pay said increase in insurance premiums on the improvements or contents thereof as additional rent.

     12. Subordination to Mortgaqes and Deeds of Trust. This Lease is subject and is hereby subordinated to all present and future mortgages, deeds of trust and other encumbrances affecting the Demised Premises or the property of which said Demised Premises are a part. The Tenant agrees to execute, at no expense to the Landlord, any instrument which may be deemed necessary or desirable by the Landlord to further effect the subordination of this Lease to any such mortgage, deed of trust or encumbrance.

     13. Violation of Covenants Forfeiture of Lease, Re-entry by Landlord. In case of violation by the Tenant of any of the covenants, agreements and conditions of this Lease, and upon failure to discontinue such violation within twenty (20) days after notice thereof given to the Tenant, this Lease shall thenceforth, at the option of the Landlord, become null and void, and the Landlord may repenter without further notice or demand. The rent in such case shall become due, be apportioned and paid on and up to the day of such re-entry, and the Tenant shall be liable for all loss or damage resulting from such violation as aforesaid. No waiver by the Landlord or any violation or breach of condition by the Tenant shall constitute or be construed as a waiver of any other violation or breach of condition, nor shall lapse of time after breach of condition by the Tenant before the Landlord shall exercise its option under this paragraph operate to defeat the right of the Landlord to declare this Lease null and void and to repenter upon the Demised Premises after the said breach or violation.

     14. Notices. All notices and demands, legal or otherwise, incidental to this Lease, or the occupation of the Demised Premises, shall be in writing. If the Landlord or its agent desires to give or serve upon the Tenant any notice or demand, it shall be sufficient to send a copy thereof by ordinary mail, addressed to the Tenant at the Demised Premises, or to leave a copy thereof with a person of suitable age found on the Demised Premises, or to post a copy thereof upon the door to said Demised Premises. Notices from the Tenant to the Landlord shall be sent by ordinary mail or delivered to the Landlord at the place hereinbefore designated for the payment of rent, or to such party or place as the Landlord may from time to time designate in writing with a copy to Landlord's attorneys, Narino, Chambers & Lou, P.c., One Barker Avenue, White Plains, NY 10601-1517,
Attention: Milton A. Chambers, Esq.

     15. Holding Over by Tenant. In the event that the Tenant shall remaintin the Demised Premises after the expiration of the term of this Lease without having executed a new written lease with the Landlord, such holding over shall not constitute a renewal or extension of this Lease. The Landlord may, at its options elect to treat the Tenant as one who has not removed at the end of his term, and thereupon be entitled to all the remedies against the Tenant provided by law in that situation, or the Landlord may elect, at its option, to construe such holding over as a tenancy from month to month, subject to all the terms and conditions of this Lease, except as to duration thereof, and in that event the Tenant shall pay monthly rent in advance at the rate provided herein as effective during the last month of the demised term.

     16. Eminent Domain. Condemnation. If the entire property owned by the Landlord, a portion of which is leased to the Tenant herein, shall be taken by public or quasi-public authority under any power of eminent domain or condemnation, this Lease shall forthwith terminate and the Tenant shall have no claim or interest in or to any award of damages for such taking, except for its moving expenses and the market value of its trade fixtures, which it shall have the right to recover from the Condemner. If a portion of the Demised Premises are taken by public or quasi-public authority under any power of eminent domain or condemnation and if the taking of that portion of the Demised Premises shall prevent the Tenant from conducting its normal and regular course of business, then, in that event, the Tenant shall have the right to terminate this Lease and the Tenant shall have no claim or interest in or to any award of damages for such taking, except for its moving expenses and the market value of its trade fixtures, which it shall have; the right to claim against the Condemner.

     17. Delivery of Lease. No rights are to be conferred upon the Tenant until this Lease has been signed by the Landlord, and an executed copy oft the Lease has been delivered to the Tenant.

     18. Lease Provisions Not Exclusive. The foregoing rights and remedies are not intended to be exclusive but as additional to all rights, and remedies the Landlord would otherwise have by law.

     19. Lease Binding on Heirs. Successors. Etc. All of the terms, covenants and conditions of this Lease shall inure to the benefit of and be binding upon the respective heirs executors administrators, successors and assigns of the parties hereto. The Lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no way be affected, impaired or excused because Landlord is unable to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repairs, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of governmental preemption in connection with the National Emergency declared by the President of the United States or in connection with any rule, order of regulation of any department or subdivision thereof any governmental agency or by reason of the condition of supply and demand which have been or are affected by the war. This instrument may not be changed orally.

     20. Added Rent - Real Estate Taxes. Tenant agrees to pay as additional rent 65% of the Real Estate Taxes imposed on the Premises. "Premises" shall mean the land and building including any "air-rights", of which the Premises are a part. "Real Estate Taxes'' shall mean taxes and assessments imposed upon the Premises including any special assessment imposed thereon for any purpose whatsoever and also including unmetered water taxes and sewer rents. If due to a change in the method of taxation, any franchise, income, profit, or other tax, however designated, shall be levied against Landlord's interest in the Premises in whole or in part for or in lieu of any tax which would otherwise constitute Real Estate Taxes, such change in method of taxation shall be included in the term "Real Estate Taxes" for purposes hereof. "Tax Year" shall mean each calendar year in which occurs any part of the term of this Lease. All such payments shall be appropriately pro-rated for any partial tax year occurring during the first and last year of the term of this Lease. Said Real Estate Tax payments are to be made monthly in advance by Tenant to the Landlord and the monthly Real Estate Tax payments shall be an amount equal to 1/12th of the Real Estate Taxes which were paid during the prior year as estimated by the Landlord. A copy of the prior year's tax bill shall be sufficient evidence of the amount of Real Estate Taxes and for Calculation of the amount to be paid by Tenant each month. Commencing on the first day of the term of this Lease, Tenant shall pay to Landlord an amount equal to the amount required to make the next real estate tax payments as estimated by the Landlord less the amount of the monthly tax payments to be made by the Tenant each month to the date of the payment of said tax. Once each year, on the anniversary date of this Leases Landlord shall provide Tenant with an accounting as to the payment of real estate taxes made during the prior year, the amount of real estate tax escrow on hand and an analysis as to the tax escrow required each month for the next year of the Lease term. Provided Tenant is not in default under any of the terms of this Lease, upon termination of this Lease, any balance remaining in the tax escrow account shall be returned to the Tenant.

     21. Default. (a) If Tenant defaults in fulfilling any of the covenants of this Lease other than the covenants for the payment of rent or additional rent or if the Demised Premises becomes vacant or deserted or if this Lease be rejected under 235 of Title 11 of the U.S. Code (bankruptcy code) or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Demised Premises shall be taken or occupied by someone other than Tenant or if Tenant shall make default with respect to any other lease between Landlord and Tenant or if Tenant shall have failed, after thirty (30) days written notice, to redeposit with Landlord any portion of the security deposited hereunder which Landlord has applied to the payment of any rent and additional rent due and payable hereunder or failed to move into or take possession of the Demised Premises within fifteen (15) days after the commencement of the term of this Lease, of which fact Landlord shall be the sole judge, then, in any one or more of such 0 events, upon Landlord serving a written thirty (30) days notice upon Tenant specifying the nature of said default and upon the expiration of said thirty (30) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said thirty (30) day period and if Tenant shall not have diligently commenced during such default within such thirty (30) day period, and shall not thereafter with reasonable diligence and in good faith, proceed to remedy or cure such default, then Landlord may serve a written three (3) days' notice of cancellation of this Lease upon Tenant, and upon the expiration of said three (3) days this Lease and the term hereunder shall end and expire as fully and completely as if the expiration of such three (3) day period were the day herein definitely fixed for the end and expiration of this Lease and the term hereof and Tenant shall then quit and surrender the Demised Premises to Landlord but Tenant shall remain liable as hereinafter provided.

     (b) If the notice provided for in (a) hereof shall have been given, and the term shall expire as aforesaid or if Tenant shall make default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or in making any other payment herein required, then and in any of such event Landlord may without notice, repenter the Demised Premises either by force or otherwise, and dispossess Tenant by summary proceedings or otherwise, and the legal representative of Tenant or other occupant of Demised Premises, and remove their effects and hold the Demised Premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to repenter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this Lease, Landlord may cancel and terminate such renewal or extension agreement by written notice.
     In the event of the non-payment of rent, or Many installment thereof or in the event of any other default, re-entry, expiration and/or dispossess by summary proceedings or otherwise, the Landlord or its agents shall have the right to and may enter the said Demised Premises as the agent of the Tenant, without being liable for any prosecution or damages therefor, and may relet the Demised Premises as the agent of the Tenant, and receive the rent therefore upon such terms as shall be satisfactory to the Landlord, and all rights of the Tenant to repossess the Demised Premises under this Lease shall be forfeited. Such reentry by the Landlord shall not operate to release the Tenant from any rent to be paid or covenants to be performed hereunder during the full term of this Lease. For the purpose of reletting, the Landlord shall be authorized to make such reasonable repairs or alterations in or to the Demised Premises as may be necessary to place the same in good order and condition. The Tenant shall be liable to the Landlord for the cost of such repairs or alterations, and all expenses of such reletting. If the sum realized or to be realized from the reletting is insufficient to satisfy the monthly or term rent provided in this Lease, the Landlord, at its option, may require the Tenant to pay such deficiency month by month. The Tenant shall not be entitled to any surplus accruing as a result of the reletting. The Landlord is hereby granted a lien, in addition to -any statutory lien or right to distrain that may exist, on all personal property of the Tenant in or upon the Demised Premises, to secure payment of the rent and performance of the covenants and X conditions of this Lease. The Landlord shall have the right, as agent of the Tenant, to take possession of any furniture, fixtures or other personal property of the Tenant found in or about the Demised Premises, and sell the same at public or private saleSand to apply the proceeds thereof to the payment of any moneys becoming due under this Lease, the Tenant hereby waiving the benefit of all laws exempting property from execution, levy and sale on distress or judgment. The Tenant agrees to pay, as additional rent,; all attorney's fees and other expenses incurred by the Landlord in enforcing any of the obligations under this Lease. Landlord shall use good faith efforts to relet the Demised Premises and mitigate its damages.

     22. Mechanics' Liens. In the event that any mechanics' lien d is filed against the Demised Premises as a result of alterations, additions or improvements made by the Tenant, the Landlord, at its option, after thirty (30) days' notice to the Tenant, may pay the said lien, without inquiring into the validity thereof, and the Tenant shall forthwith reimburse the Landlord the total expense incurred by the Landlord in discharging the said lien, as additional rent hereunder.

     23. Glass. The Tenant agrees to replace at the Tenant's expense any and all glass which may become broken in and on the Demised Premises. Plate glass and mirrors, if any, shall be insured by the Tenant at their full insurable value in a company satisfactory to the Landlord. Said policy shall be of the full premium type, and shall be deposited with the Landlord or its agent.

     24. Maintenance of Parkinq Areas. The Tenant shall have the obligation to provide for snow removal, any and all upkeep and maintenance and long term care that may be required for those portions of the parking lot not dedicated to the use of Key Bank of New York under its Lease Agreement dated April 30, 1996. 0 Maintenance shall include, but shall not be limited to, resealing, re-surfacing and re-paving as the same may become necessary in Landlord's reasonable opinion during the term of the Lease.

     25. Siqns. No sign, advertisement or notice shall be affixed to or placed upon any part of the Demised Premises by the Tenant, except in such manner, and of such size, design and color as shall be approved in advance in writing by the Landlord and permitted by f the municipal agency having jurisdiction. Landlord approves the signs of Tenant now in existence on the Demised Premises. Consent shall not be unreasonably withheld.

     26. Rules and Regulations of Landlord. The rules and regulations regarding the Demised Premises, affixed to this Lease as Exhibit D, if any, as well as any other and further reasonable 0 rules and regulations which shall be made by the Landlord, shall be observed by the Tenant and by the Tenant's employees, agents and customers. The Landlord reserves the right to rescind any presently existing rules applicable to the Demised Premises, and to 00 make such other and further reasonable rules and regulations as, in its judgment, may from time to time be desirable for the safety, care and cleanliness of the Demised Premises, and for; the preservation of good order therein, which rules, when so made and notice thereof given to the Tenant, shall have the same force and effect as if originally made a part of this Lease. Such other and further rules shall not, however, be inconsistent with the proper and rightful enjoyment by the Tenant of the Demised Premises.

     27. Deposit. The Tenant shall deposit with the attorney for the Landlord at the time Off the execution of this Lease, the sum of 0 0$40,000.00 (representing one half year's basic rental payments) as security for the full and faithful performance by the Tenant of all the terms, covenants and conditions of this Lease upon the Tenant's part to be performed, which said sum shall be maintained by Landlord's attorney (which Landlord designates as Marino, Chambers & Lou, P.C., One Barker Avenue, White Plains, NY 10601-15173 in a separate, segregated, interest bearing escrow account. Interest shall accrue in favor of the Tenant and shall be paid to Tenant by escrow agent annually on the anniversary date of this Lease. The parties agree that Marino, Chambers & Lou, P.C. is acting herein as a stakeholder only and as such, shall have no liability or conflict of interest in the event of a dispute upon depositing said sums of money with the Clerk of the County of Orange or as may be directed bySany court of competent jurisdiction. Additionally, at the date of the commencement of the eleventh (11) year of this Lease, the ; Tenant, subject to the same conditions set forth above, agrees to deposit an additional $4,000.00 as and for additional security so that the security maintained shall at all times be equal to one half (1/2) year's basic rental obligation. This security shall be returned to the Tenant after the time fixed as the expiration of the term less any amounts duly expended by Landlord to remedy default of Tenant during the term of this Lease Agreement. In the event of a bona fide sale, subject to this Lease, the Landlord shall have the right to transfer the security to the attorney for the Vendee for the benefit of the Tenant and the Landlord shall be considered released by the Tenant from all liability for the return of such security; and the Tenant agrees to look to the new LandLord solely for the return of the said security, and it is agreed that this shall apply to every transfer or assignment made of the security to a new Landlord. The security deposited under this Lease shall not be mortgaged, assigned or encumbered by the Tenant without the written consent of the Landlord.

     28. Personal Property. All personal property in the Demised Premises shall be and remain at Tenant's sole risk, and Landlord shall not be responsible for any damage to, or loss of such personal property arising from any acts of negligence of any other persons nor from the leaking of the roof, nor from the bursting, leaking, or of water, sewer, or steampipes, or from heating or plumbing fixtures, or from electric wires or fixtures, or from any other cause whatsoever, nor shall the Landlord be liable for any injury to the person of the Tenant or other persons in said Demised Premises and Tenant expressly agrees to hold the Landlord harmless in all such cases, except for those injuries which result from the Landlord's willful acts or gross negligence.

     29. Attorneys Fees and Court Costs. In the event Landlord institutes any action for the collection of rent or commences an eviction proceeding because of the Tenant's failure to comply with its promises contained in this Lease, the Tenant shall pay the Landlord's reasonable attorneys fees and court costs and disbursements incurred by the Landlord in connection with such collection and eviction proceeding. The amount of such attorneys fees, court costs and disbursements shall be deemed additional rent required to be paid by Tenant under this Lease.

     30. Injunctive Relief. In addition to all other remedies in this Lease provided in favor of the Landlord, the Landlord shall be entitled to the restraint by injunction of the violation or attempted violation of any of the terms, covenants and conditions contained in this Lease.

     31. Waiver of Trial by Jury. It is mutually agreed by and between the Landlord and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other or regarding any matters whatsoever arising out of or in any way connected with this Lease, Tenant's use or occupancy of said Demised Premises and/or any claim of injury or damage.

     32. Rent not to be Withheld. The Tenant agrees that the rent hereunder provided to be paid shall become due and payable to the Landlord without demand therefore and Tenant agrees not to withhold the payment of rent in the event the Tenant wishes to assert a claim of whatever kind against the Landlord. The Tenant agrees that it shall be obligated to make its monthly rental payment unless directed by a court of competent jurisdiction that such rental payment may be withheld pending a resolution of Tenant's claim against Landlord. Nothing herein shall be construed to prevent the Tenant from asserting any claims against the Landlord if In the event that the Landlord commences a proceeding to dispossess the Tenant from the Demised Premises. Such claim by the Tenant against Landlord shall only be enforced, prosecuted or maintained by a separate proceeding instituted by the Tenant against the Landlord, and shall not be consolidated with any action or proceeding brought by the Landlord to recover rent or recover possession of the Demised Premises.

     33. No Broker. The parties acknowledge to each other than no broker was involved in the Lease negotiations and further represent to each other that no real estate commissions are owed to any real estate broker for the consummation of this Lease
Agreement.

     34. Occupancy. The Tenant shall use and occupy the Demised
Premises for general offices, light manufacturing, parts assembly and storage provided such use is in accordance with the Certificated for Occupancy for the building and for no other purpose.

     35. No Waiver. The failure of Owner to seek redress for violation of, or to insist upon the strict performance of, any X covenant or condition of this Lease or of any of the Rules or Regulations set forth or hereafter adopted by Landlord, shall not prevent a subsequent act which would have originally constituted a violation from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach and no provision of this Lease shall be deemed to have been waived by Landlord unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent nor shall any endorsement of or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided. All checks tendered to Landlord as and for the rent of the Demised Premises shall be deemed payments for the account of Tenant. Acceptance by Landlord of rent from anyone other than Tenant shall not be deemed to operate as an attornment to Landlord by the payor of such rent or as a consent by Landlord to an assignment or subletting by Tenant of the Demised Premises to such payor, or as a modification of the provisions of this Lease. No act or thing done by Landlord or Landlord's agents during the term hereby demised shall be deemed an acceptance of a surrender of said Demised Premises and no agreement to accept such surrender shall be valid unless in writing signed by Landlord. No employee of Landlord or Landlord's agents shall have any power to accept the keys of said Demised Premises prior to the termination of the Lease and the delivery of keys to any such agent or employee shall not operate as a termination of the Lease or a surrender of the Demised Premises.

     36. Tenant's Insurance. Tenant shall furnish Landlord with and continue to keep in effect the following insurance coverage on the Demised Premises and any future improvements by recognized; insurance carriers licensed to do business in New York and in all cases naming Landlord as a named insured:
     (a) Public liability coverage against claims for bodily injury or death in an amount of $2,000,000.00 for any one person and $3,000,000.00 for any one accident and $2,000,000.00 property damage. Such amounts may be adjusted from time to time by Landlord upon reasonable notice to Tenant and to amounts which may be reasonably required. Landlord must be named as an additional insured under Tenant's liability policy.
     (b) Plate and other glass insurance for all glass on the Demised Premises, in sufficient amounts or, alternatively, the Tenant shall replace such glass, when broken, at its own cost and expense.
     (c) Fire insurance in the minimum amount of $1,500,000.00, insuring the Demised Premises and the building contents and fixtures contained therein. Such amount may be adjusted from time to time by Landlord upon reasonable notice to Tenant.
     (d) All policies of insurance required under this lease shall provide that no cancellation thereof shall be effective until at least fifteen (15) days after receipt by Landlord of written notice thereof. Tenant shall not obtain or carry separate insurance concurrent in form or contributing in the event of loss with that required under this lease unless Landlord is named therein as a named insured.
     (e) Tenant shall pay all premiums and charges for all of such policies, and if Tenant shall fail to make any such payment when due, or carry any such policy, Landlord, after ten (lo) business days' written notice to Tenant, at its option, may, but shall not be obligated to, make such payment or carry such policy, and the amounts paid by Landlord, with interest thereon at the rate of sixteen (16%) percent per annum from the date of payment, shall become due and payable by Tenant with the next succeeding installment of net rent which shall become due after such payment by Landlord; but payment by Landlord of any such premiums or the carrying by Landlord of any such policy shall not be, nor be deemed to be, a waiver or release of the default of Tenant with respect thereto, or the right of Landlord to institute summary proceedings and/or to take such other action as may be permissible hereunder as in the case of default in the payment of net rent.
     (f) At least thirty (30) days prior to the expiration of each such policy, Tenant shall deliver to Landlord or to the holder of any mortgage to which this lease is subordinate, designated by Landlord, the original renewed policy; and if any notice of intent to cancel is sent by the insurer as a result of non-payment thereof, Tenant shall promptly pay same and if Tenant shall fail to pay any such premiums, or deliver such policies, Landlord after twenty (20) days written notice to Tenant, at its option may, but shall not be obligated to, procure and/or pay therefor, and the amounts paid by Landlord, with interest thereon at the rate of 16% per annum from the date of payment, shall become due and payable by Tenant with the next succeeding installment of rent which shall become due after such payment by Landlord; but payment by Landlord of any such premiums shall not be, nor deemed to be, a waiver or release of the default in the payment thereof by Tenant, or the right of Landlord to institute summary proceedings and/or take such action as may be permissible hereunder as in the case of default in the payment of rent.
     (g) Tenant shall not violate or permit to be violated any of the conditions or provisions of any such policy, and Tenant shall so perform and satisfy the requirements of the companies writing such policies that at all times companies of good standing satisfactory to Landlord and to the holder of any mortgage to which this lease is subordinate shall be willing to write and/or continue such insurance.
     (h) Tenant and Landlord shall cooperate in connection with the collection of any insurance moneys that may be due in the event of loss, but at the sole expense of Tenant, and Tenant and Landlord shall execute and deliver such proofs of loss and other instruments which may be required for the purpose of obtaining the recovery of any such insurance moneys.

     37. Exculpatory Clause. In any action brought to enforce the obligations of Landlord under this Lease, any judgment or decree shall be enforceable against Landlord only to the extent of Landlord's interest in the building of which the Demised Premises form a part, and no such judgment shall be the basis of execution on, or be a lien on, assets of Landlord or any assets of any party being a partner or member of Landlord, other than the interest in said building.

     38. Environmental Matters. As a condition to leasing the Demised Premises, Landlord requires the Tenant to make certain representations and provide certain indemnities concerning (i) Hazardous Materials which may now exist on, in or under the Demised Premises or otherwise affect it as a result of Tenant's occupancy; (ii) violations of Environmental Laws with respect to the Demised Premises; (iii) the release of Hazardous Materials from the Demised Premises onto any surrounding property; and (iv) claims for injury to the Demised Premises or the person or property of third parties as a result of Hazardous Materials existing on or released from the Demised Premises during Tenant's use and occupancy of the Demised Premises.
     Tenant hereby certifies and promises that: and
     (a) Tenant has not and will not use the Demised Premises for the generation, manufacture, storage, treatment, discharge or disposal of Hazardous Materials; and
     (b) The Tenant is in compliance with all Environmental Laws;
     (c) There is no pending or threatened claim, action or proceeding by any governmental authority or third party against or respecting the Tenant, or the Demised Premises.
     Tenant hereby agrees, at its sole cost and expense, to indemnify, defend and hold Landlord, its members, employees of any of its affiliates and any agents of representatives of the Landlord (collectively, the "Indemnities") harmless from and against any and all loss and damage (as hereinafter defined) arising from or out of:
     (a) Tenant's use of any Hazardous Materials existing on the date hereof, prior hereto, or subsequent hereto at or under the Demised Premises; and
     (b) The failure of the Tenant to be in full compliance on the date hereto with all Environmental Laws; and
     (c) Any release of any Hazardous Materials by the Tenant from the Demised Premises onto any surrounding property; and
     (d) Any injury occurring to the person or property of third parties as a result of the existence of Hazardous Materials in the Demised Premises or released from the Demised Premises onto surrounding property.
     Tenant hereby agrees to indemnify and hold the Landlord harmless from any loss, costs or expense arising out of the enforcement of this Lease by the Tenant or the assertion by Landlord of any defenses to its obligations hereunder provided the Landlord prevails in any such action for enforcement of this lease.
     As used in this Lease:
     (a) The term 'Loss or Damage" shall mean and include all costs, losses, damages, liabilities, obligations, penalties, litigation, proceedings, claims, causes of action, demands, defense costs, disbursements, judgments and the like, of whatever nature, including but not limited to reasonable attorneys' fees, experts' fees and other costs of litigation or administrative proceedings including preparation therefore, as well as (i) the costs of removal of any and all Hazardous Materials from all or any portion of the Demised Premises or surrounding areas, and
(ii) additional costs required to take necessary precautions to protect against the release of Hazardous Materials on, in, under or affecting the Demised Premises into the air, any body of water, any other public domain or any surrounding areas, and
(iii) costs incurred to comply, in connection with the Demised Premises and surrounding areas, with all applicable Environmental Laws, and
     (b) The term "Hazardous Materials" shall include, but not be limited to, asbestos-containing materials, polychlorinated biphenyls, flammable materials, explosives, radioactive materials, petroleum products and those materials or substances now or heretofore defined as "hazardous substances", "hazardous X materials", "hazardous waster", or "toxic substances".
     No delay on Landlord's part in exercising any right, power or privilege shall operate as a waiver of any such privilege, power or right.

     The Landlord acknowledges that it is aware of a heating oil spill which occurred at the Demised Premises in 1989 and Tenant herein is not responsible for the effects of same. Landlord also acknowledges the receipt of a Phase I/II Environmental Site Assessment dated March 2, 1995 prepared by William L. Going & Associates Inc. and Landlord acknowledges that it has read said report and is familiar with same and the Landlord has accepted title to the Premises subject to same.
     The promises and representations made in this Article shall survive the expiration of the Lease.

     39. Bankruptcy, Insolvency, etc. (a) Anything elsewhere in this Lease to the contrary notwithstanding, this Lease may be cancelled by Landlord by sending a written notice to Tenant within reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as the debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the Demised Premises but shall forthwith quit and surrender the Demised Premises. If this Lease shall be assigned in accordance with its terms, the provisions of this Article shall be applicable only to the party then owning Tenant's interest in this Lease.
     (b) It is stipulated and agreed that in the event of the termination of this Lease pursuant to (a) hereof, Landlord shall forthwith notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rental reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value of the Demised Premises for the same period. In the computation of such damages, the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Demised Premises, for the period for which such installment was payable, shall be discounted to the date of termination at the rate of four percent (48) per annum. If such Demised Premises or any part thereof be relet by the Landlord for fthe unexpired term of said Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall be deemed to be the fair and reasonable rent value for the part or the whole of the Demised Premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Landlord to prove for, and obtain as, liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages dare to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

     IN WITNESS WHEREOF, the said Parties have hereunto set their hands and seals the day and year first above written.

WEST 125TH STREET ASSSOCIATES LLC
By: /s/  Mark Pastreich, Managing Member
                  Landlord


REPRO-MED SYSTEMS, INC.
By: /s/ Andrew Sealfon, President
Exhibit 10-(l) - Cash Collateral Agreement - Key Bank

                    CASH COLLATERAL AGREEMENT

     THIS CASH COLLATERAL AGREEMENT (this "Agreement") is made as of the 25 day of February, 1999 by and between KEYBANK NATIONAL ASSOCIATION, a national banking association with an office for the transaction of business at 66 South Pearl Street, Albany New York 12207 (the "Bank") and REPRO-MED SYSTEMS, INC., with an address of 24 Carpenter Road, Chester, New York 10918 (the "Borrower").
     WHEREAS, the Bank has made available to the Borrower a line of credit (the "Line of Credit") evidenced by that certain promissory note dated August 8, 1997 (the "Line of Credit Note") in the amount of Five Hundred Thousand and no/l00ths ($500,000.00) Dollars; and
     WHERE.AS, the Borrower is indebted to the Bank in the principal amount of Eight Hundred Thirty Seven Thousand One Hundred Thirty-Three and 08/100 ($837,133.08) Dollars (the "Mortgage Loan") as evidenced by that certain replacement promissory note dated December 1, 1997 in the original principal amount of Eight Hundred Seventy-Five Thousand Six Hundred Thirty-Nine and 69/l00ths ($875,639.69) Dollars ("the Mortgage Note"), repayment of which is secured by a mortgage in favor of the Bank covering real property located in the town of Chester, Orange colmty, New York (the "Mortgage Property"); and
     WHEREAS, the Borrower is indebted to the Back in the principal amount of Two Hundred Forty Thousand Fivc Hundred Six and no/l00ths ($240,506.00) Dollars (the "Tcrm Loan", and, together with the Line of Credit and the Mortgage Loan, the "Loans") as evidenced bv that certain promissory note dated August 8, 1997 in the original principal amount of Two Hundred Fifty Thousand and no/100ths ($250,000.00) Dollars (the "Term Note" and, together with the Line of Credit Note and the Mortgage Note, the "Notes"); and
     WHEREAS, the Borrower has entered into a contract for the sale of thc Mortgaged Property, which sale may be made only with the prior written consent of the Bank; and
     WHEREAS, as a condition to the granting of such consent and as a condition to the discharge of the Mortgage, the Bank has required that Borrower (i) repay the Mortgage loan in full and
(ii) deposit with the Bank, to be held as additional collateral for the Line of Credit and the Term Loan and applied in accordance with the terms of this Agreement, the sum of One Hundred Fifty Thousand and no/100ths ($150,000.00) Dollars (the "Cash Collateral");
     NOW THEREFORE, in consideration of these recitals and for other good and valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged, the parties hereto agree as follows:
     1. Pledge of Cash Collateral: The Borrower, for the purposes of creating a security interest in favor of the Bank, hereby pledges, transfers and assigns to the Bank the Cash Collateral, to be held as continuous collateral for the performance by the Borrower of its obligations under this Agreement and the Notes. The Borrower agrees that it will do all acts and things and execute all written notifications in addition to this Agreement as the Bank may require to create a security interest in favor of the Bank pursuant to the laws of the State of New York.
     2. The Account: The Cash Collateral shall be held by the Bank in a separate, segregated money market account entitled Repro-Med Systems, Inc. Cash Collateral Account numbered #323605005285 (the "Account"). Interest earned on the Account shall be credited periodically to Borrower's operating account at the Bank.
     3. Release of Cash Collateral: Subject to the terms of this Agreement and prior to the maturity of the Line of Credit, the Bank shall release Cash Collateral to the Borrower so long as:
(a) the Line of Credit shall be fully advanced; (b) there is no Event of Default or event which, but for thc giving of notice or passaae of time or both would constitute an Event of Default under any of the Notes; and (c) the sum of advances outstanding under the Line of Credit plus the sum of all Cash Collateral previously released or requested to be released shall not exceed the lesser of (i) the Collateral Base or (ii) the Maximum Available Amount (each as hereinafter defined). The Borrower shall submit to the Bank with each request for a Cash Collateral release a certificate, in form acceptable to the Bank certifying the amount of the Collateral Base as of the date of the request and signed by the Borrowers President or Chief Financial Officer (a "Collateral Base Certificate"). All Cash Collateral released bv the Bank shall be deposited in the Borrower's general account to be maintained by the Borrower at the Bank (the "General Account"). The deposit of any portion of the Cash Collateral in the General Account shall be conclusive evidence as to the receipt of such Cash Collateral by the Borrower.
     4. Collateral Base: Maximum Available Amount: Eligible Accounts Receivable: (a) For purposes of this Agreememt, the "Collateral Base" shall be the sum of eighty percent (80%) of the book value of "Eligible Accounts Receivable" plus forty percent (40%) of the lesser of borrower's cost or the fair market value of the "Current Inventory", determined from time to time as required by the terms of this Agreement, but at least as of the tenth (10th) day of each calendar month. Thc "Maximum Available Amount" equals the sum from time to time of the total committed amount of the Line of Credit plus the value of the Account. "Eligible Accounts Receivable" means all accounts receivable recorded on the Borrower's books in accordance with generally accepted accounting principles consistently applied, aged ninety
(90) days or less, which meet the critena set forth in subsection
(b) below, but shall not include any such account which is evidenced by an "instrument" or which constitutes "chattel paper". "Current Inventory" means inventory in all forms (as defined by the New York Uniform Commercial Code), including raw materials, work-in-process, and finished products, which are reasonably marketable and which are not obsolete.
     (b) in order to constitute an "Eligible Accounts Receivable", an account must meet each of the following criteria:
     (1) Thc account arose from a bona fide outright sale of goods or for services performed under an enforceable contract, and such goods have been shipped to the appropriate account debtors, or the sale has otherwise been consummated, or the services have been performed for the appropriate account debtors in accordance with such order or contract;
     (2) The title to each account is in Borrower and such title is absolute and is not subject to any prior assimment, claim, lien, or security interest;
     (3) The amount shown on the books of the Borrower and on any invoice or statement delivered to the Bank is owing to the Borrower, and no partial payment has been made thereon by anyone;
     (4) The account is not subject to any claim of reduction, counterclaim, set-off, recoupment, or any claim for credits, allowances, or readjustments by the account debtor because of returned, inferior, or damaged goods or unsatisfactory services, or for any other reason.
     (5) The account is not an account that the Bank, in its discretion based upon a reasonable evaluation of the credit worthiness of the account debtor, has determined to be ineligible in whole or in part and has notified the Borrower thereof;
     (6) The account debtor has not returned or refused to retain any of the goods from the sale of which the account rose;
     (7) The account is due and payable not more than sixty (60) days from the date of the delivery of the goods or performance of the services therefore;
     (8) No account arises out of a contract with or order from an account debtor that, by its terrns, forbids or makes the assignment of that account to the Bank void and unenforceable;
     (9) The Borroer has not received any note, trade acceptance, draft, or other instrument with respect to or in payment of the account, or any chattel paper with respect to the goods giving rise to the account;
     (10) The Borrower has not received any notice of the death of the account debtor or a partner thereof, nor of the dissolution, termination of existence, insolvency, business failure, appointment of a receiver for any part of the property of, assignment for the benefit of creditors by, or the filing of a petition in bankruptcy or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the account debtor;
     (11 ) The account debtor is not an affiliate or subsidiary of the Borrower;
     (12) The total accounts from any one account debtor do not exceed twenty percent (20%) of Eligible Accounts Receivable, which, for purposes of this percentage calculation, shall include all Eligible Accounts Receivable of such account debtor, provided, however, that until May 1, l999, total accounts of Timms Research Co. may exceed twenty (20%) percent of Eligible Aceounts Receivablc so long as total accounts of Timms Research Co. do not exceed seventy-five thousand ($75,000.00) dollars;
     (13) More than fifry (50%) percent of the aggregate amount of the accounts receivable owed the Borrower by the account debtor is not more than ninety (90) days past due with respect to any other invoice or amount owing to the Borrower;
     (14) The account has not been reinvoiced or otherwise altered so as to bring it into a more current status unless the Bank is aware of and has consented to such action; and
     (15) The account does not arise from a bonded contract or job and is not, and cannot be, subject to a prior lien by a bonding agent.
     5. Reports: the Borrower shall provide the Bank with: (i) at least two (2) business days before the Borrower's first requested release of Cash Collateral, and not later than the tenth (l0th) day of each calendar month, a Collateral Base Certificate as defined in Section 3 (ii) within forty-five (45) days of the report date, a copy of Borrower's l0Q report for each fiscal quarter; and (iii) within one hundred twenty (120) days of the report date, a copy of Borrower's l0K report for each fiscal year.
     6. Events of Default: If any of the following events ("Events of Default") shall occur and be continuing:
     (a) The Borrower shall fail to perform or observe any term, covenant or agreement contained in this Pledge Agreement or any of the Notes, for ten (10) days, or
     (b) The Borrower shall (i) apply for or consent to the appointment of a receiver, a trustees, liquidator or custodian or the like of itself or of its properly (ii) generally not pay its debts as such debts become due or admit in writing its inability to pay its debts generally; (iii) make a general assignment for the benefit of creditors; (iv) have any proceeding instituted by or against it seeking an order for relief or an order liquidating, winding up, reorganizing, or for an arrangement, adjustment, for protection or for relief under any law relating to bankruptcy, insolvency, reorganization or relief of debtors; then and in any of the aforementioned events the Bank may exercise its rights under the Notes or this Pledge Agreement and after applicable notice and cure periods, if any, have expired, proceed to exercise its rights in and to the Cash Collateral and apply the Cash Collateral to repayment of any of the Notes in such order as the Bank may determine at its sole discretion.
     In exercising any of the remedies granted to it hereunder, the Bank may (i) delay in exercising any of the rights hereunder, which delay shall not operate as a waiver of such rights, and
(ii) be indemnified and held harmless by the Borrower from and against all claims, damages, losses, liabilities, costs or expenses whatsoever which the Bank may incur (or which may be claimed against the Bank by any entity or entities whatsoever) by reason of, or in connection with, the execution of any of the rights of the Bank under this Agreement.
     7. Further Assurances The Borrower agrees that at any time and from time to time, at the expense of the Borrower, it will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that the Bank may request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Bank to exercise and enforce its rights and remedies hereunder with respect to the Cash Collateral.
     8. Bank Appointed Attorney-in-Fact, Etc.: The Borrower hereby irrevocably appoints the Bank as the Borrowers attomey-in-fact, with authority in the place and stead of the Borrower and in the name of the Borrower or otherwise, from time-to-time in the Bank's discretion to take any action and to execute any instrument which the Bank may deem necessary or advisable to accomplish the purposes this Agreement.
     9. The Bank May Perform: If the Borrower fails to perform any agreement contained herein or in the other Loan Documents, as that term is defined in any of the notes, the Bank may itself perform, or cause the performance of, such agreement, and the expenses of the Bank incurred in connection therewith shall be payable by the Borrower pursuant to the provisions of this Agreement.
     10. Intention of the Parties: Thc Borrower and the Bank intend; with respect to the Cash Collateral held in the Account, that a security interest be created at the time of the execution of this Agreement in favor of the Bank. This Agreement shall create a continuing security interest in the Cash Collateral and shall (i) remain in full force and effect until payment in filll of the loans; (ii) be binding upon the Borrower, its successor and assigns; and (iii) inure to the benefit of the Bank and its successors, transferees and assigns. It is understood and agreed that this Cash Collateral Agreement is in no way an extension or modification of the Line of Credit.
     11. Notices: Any notices required or permitted to be given hereunder shall be: (i) personally delivered or (ii) given by registered or certified mail, postage prepaid, return receipt requested, or (iii) forwarded by overnight courier service, in each instance addressed to the addresses set forth below (or such other addresses as the parties may for themselves designate in writing as provided herein for the purpose of receiving notices hereunder):
     IF TO THE BORROWER
     Repro-Med Systems, Inc.
     24 Carpenter Road
     Chester, New York 10918
     Attention:  Norman Rathfelder, Chief Financial Officer

     IF TO THE BANK
     KeyBank National Association
     90 Cannon Street
     Poughkeepsie, New York 12601
     Attention:  Dahlia M. Japhet, Vice President

All notices shall be in writing and shall be deemed given upon actual delivery. The failure to provide notice to any party listed as receiving a copy shall not negate the effectiveness of any notice given as set forth in this Section.

12. Governing Law:   This Agreernent shall be governed by and
construed in accordance with the laws of the State of New York.

13. Headings: The headings of each section provided herein are for convenience only and are to be ignored in the interpretation of this Agreement.
IN WITNESS WHEREOF, the Bank and the Borrower have caused this Agreement to be executed by their duly authorized officers to be effective as of the date first above written.


                    KEYBANK NATIONAL ASSOCIATION
                    By: /s/ Dahlia M. Japhet , Vice President

                    REPRO-MED SYSTEMS, INC.
                    By: /s/ Andrew Sealfon, President



Accepted and agreed by Guarantors:

GAMOGEN, INC.
By: /s/ Andrew Sealfon, President


GYNECO, INC.
By: /s/ Andrew Sealfon, President











Exhibit 10-(m) - Agreement of Sale and Royalties - NuMedTec, Inc.
              AGREEMENT OF ASSET SALE AND ROYALTIES



     AGREEMENT OF SALE made as of the day 1st day of  March 1999,

 between NuMedTec Inc.  ("Seller" or "NuMed") of 1224 Wilshire

 Blvd., #G, Santa Monica, California 90403, an Illinois

 corporation and Repro-Med Systems, Inc. ("Repro-Med" or

 "Purchaser") of 24 Carpenter Road, Chester, New York 10918, a

 New York corporation.

     WHEREAS, the Seller desires to sell and the Purchaser

 desires to purchase the products, intellectual property and other property described herein upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, the parties hereto do hereby agree as

 follows:

     1. NuMed has agreed to sell and assign to Repro-Med the

        rights to the following:



               510(k)'s on the pump system and constricting rings

     E/P System instructional video materials, brochures and other instructional and promotional materials.
     PRO-LONG constriction rings including all tooling, existing inventory, and design patent and trademark rights and good will associated therewith.
     All intellectual property including market information and data, doctor and customer lists, component manufacturer relationships, clinical reference materials, trade secrets, regulatory files, etc. relating to the E/P System, PRO-LONG rings, and impotence market and devices.
     2. Repro-Med will assemble and distribute erection device

        kit(s) utilizing its vacuum pump and various molded

        components.  Repro-Med will utilize the PRO-LONG rings in

        its kit(s), Repro-Med will also assemble and distribute

        other products utilizing the PRO-LONG  rings.



     3. The purchase price shall be as follows:



               It is acknowledged that Repro-Med has purchased NuMed's
             existing PRO-LONG ring Inventory, at $ 1.11 each. The inventory shipped to Repro-Med as of 1/1/99 was approximately $4,572.09 (4,119 rings at $ 1.11 each). It is acknowledged that Repro-Med found some of the inventory defective, and reduced the payment to $2,244.42. Repro-Med will make an effort to receive a credit from the manufacturer of the rings which was denied by the manufacturer. Any further payments for PRO-LONG ring inventory made by Repro-Med, will be for rings which conform to our quality standards. The non-conforming rings will be returned to NuMed for disposition.

     Repro-Med will pay the amount of $11,100 as the purchase price hereunder, upon signing of the Agreement. This purchase price reflects a reduction of $3,900 to pay for Repr-Med to re-tool the NuMed PRO-LONG Ring mold. In the event that Repro-Med does not re-tool the ring tool to change the form of the ring within a period of 12 months of the date of this Agreement, Repro-Med agrees to pay NuMed $4,100, payable on the first day of the 25th month following the date of this Agreement.
     For the purposes of this Agreement, a definition of the PRO-LONG "Style" of ring will be any ring modification which is made so that the overall outer perimeter rectangular shape of the ring is maintained with three holes or indentations within the perimeter.
     4. Marcia Gaylor is hereby retained on a consulting basis

        with Repro-Med for a period of no less than 2 years,

        commencing on January 1, 1999, at a retainer of $2.000

        per year of service, payable at the end of the year.

        Said retainer will provide for up to 4 hours of services

        per month.  Overage in any month will be billed at an

        hourly cost of $65 plus expenses, all as approved in

        writing in advance by Repro-Med.  Ms. Gaylor agrees that

        she will not, during such period and for a three (3)

        years after termination of such consulting services,

        disclose to any third party any of Repro-Med's trade

        secrets or confidential information not in the public

        domain, nor engage in or be employed or consult in any

        businesses in competition with Repro-Med's available

        impotence products.



     5. NuMed will be paid a quarterly royalty on Repro-Med

        collections of sales of PRO-LONG style rings either sold

        separately or within a vacuum system kit with the

        following payment:



     Ring Unit @Royalty Per Ring Unit

     First 500,000  $0.25

     Over 500,000   $0.15

        In the event that royalty payments in the first two (2)

        years fail to reach $15,000 per year, Repro-Med will

        promptly advance the difference between $15,000 and the

        actual royalties paid in each such year, such advance to

        be applied against future royalties payable hereunder.

        In the event that Repro-Med discontinues sale of PRO-LONG

        style rings due to FDA issues or patent related or other

        lawsuits, threatened in writing, then the $15,000 annual

        minimum advance will not be required.  In the event that

        at any time Repro-Med abandons the manufacturing and sale

        of the PRO-LONG style rings for a period of 6 months,

        then the Patent rights, Trademark rights and the

        ownership tool for the manufacture of the PRO-LONG Rings

        will revert to NuMed for a cost of $15,000 to be paid to

        Repro-Med prior to reversion.   Any documentation

        required to effect this reversion of Patent, Trademark,

        and Tool ownership will be executed expediently.



        Repro-Med shall keep and maintain complete and accurate

        books in respect to its activities under this Agreement

        for which royalty payments may be required, in accordance

        with applicable accounting principles consistently

        applied. Upon 5 working days prior notice to Repro-Med,

        NuMed may inspect such records at its own expense to

        verify the accuracy of royalty payments made to NuMed

        hereunder.



     6. Seller represents:



               That it is the owner of and has good and merchantable title to all of the property being sold hereunder to the Purchaser free and clear of all rights, liens, encumbrances or charges of any kind.

     Seller has no material creditors except as disclosed in attached Exhibit 6.
     The execution, delivery and performance of this Agreement has all requisite authority or the part of the Seller.
     Seller has no pending or threatened claims, litigation or regulatory proceeding relating to the products or the intellectual property being sold hereunder.
     7. Miscellaneous



               This Agreement shall supersede and cancel any and all
             previous agreements or understandings that may have existed between the parties relative to the subject matter hereof and shall not be modified or rescinded, except by a further written agreement which may be entered into between the parties,

     All disputes which arise under this Agreement shall be settled by an arbitration proceeding in New York, New York, pursuant to the rules then prevailing of the American Arbitration Association. The decision of a majority of the Arbitrators shall be final and binding on all the parties hereto, and judgment may be entered in any court of competent jurisdiction.
     This Agreement shall be construed pursuant to the laws of the State of New York where the Purchaser maintains its principle offices.
     The failure of either party at any time to require full performance by the other party of any provision hereof shall in no way derogate from its right to require such full performance at any time thereafter, nor shall the waiver by either party of a breach of any provision hereof be taken or held to be a waiver of any subsequent breach of such provision or as a waiver of the performance of any other provision of this Agreement.
     Seller agrees to execute and deliver to Purchaser any further documents requested by Purchaser to effectuate the sale of the products, intellectual property and other property hereunder.
     This contract shall be binding upon and inure to the benefit of the parties hereto and their heirs, personal representatives, successors and assignees,
       IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year above written.
       NuMedTec, Inc.


         By: /s/ Marcia Gaylor, President

           /s/ Marcia Gaylor, Personally


      Repro-Med Systems, Inc.

      By: /s/ Norman E. Rathfelder, Chief Financial Officer


                            EXHIBIT 6

Listing of Material Creditors of Seller

1. None

2.

3 .
4.

5 .

6.

7.

8.

9.

10.













                      ASSIGNMENT AGREEMENT


     This Assignment Agreement is entered into as of March 1st, 1999 (the "Effective Date"), between NuMedTec, Inc., an Illinois corporation ("NuMed"), and Repro-Med Systems, Inc., a New York corporation ("Repro-Med").

      In consideration of the promises set forth below and other valuable consideration, NuMed hereby assigns and transfers to Repro-Med all right, title and interest in and to Patent # Des. 343,246 with Date of Patent - January 11, 1994 and attendant rights associated with the Patent that are the subject of that certain Asset Purchase Agreement between the parties as of the Effective Date.

      Repro-Med hereby accepts the assignment of the Patent rights and the transfer of pertinent records and files as of the Effective Date and agrees to thereafter perform all the terms, conditions and covenants of the Patent which were to be performed by NuMed.

      NuMed shall indemnify, defend and hold Repro-Med harmless from and against all demands, claims, actions or causes of action, assessments, losses damages-liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys, fees and expenses, that accrue in connection with the Patent prior to and including the Effective Date.

      Repro-Med shall indemnify, defend and hold NuMed harmless from and against all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses, that accrue in connection with the Patent subsequent to the Effective Date.

      This agreement shall be binding upon any permitted successors and assigns of the parties. The parties shall execute and deliver such further and additional instruments, agreements, and other documents as may be necessary to evidence or carry out the provisions of this agreement.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first hereinabove.
            NuMedTec, Inc.


         By:  /s/Marcia Gaylor, President   /s/ Marcia Gaylor,
         Personally


           Repro-Med Systems, Inc.

           By:  /s/ Norman E. Rathfelder, Chief Financial
      Officer

                      ASSIGNMENT AGREEMENT

     This Assignment Agreement is entered into as of March 1st, 1999 (the "Effective Date"), between NuMedTec, Inc., an Illinois corporation ("NuMed"), and Repro-Med Systems, Inc., a New York corporation ("Repro-Med").

      In consideration of the promises set forth below and other valuable consideration, NuMed hereby assigns and transfers to Repro-Med all right, title and interest in and to The Tooling for the PRO-LONG Ring in compliance with Patent # Des. 343,246 with Date of Patent - January 11, 1994 and attendant rights associated with the Tooling that are the subject of that certain Asset Purchase Agreement between the parties as of the Effective Date.

      Repro-Med hereby accepts the assignment of the Tooling rights and the transfer of pertinent records and files as of the Effective Date and agrees to thereafter perform all the terms, conditions and covenants of the Tooling which were to be performed by NuMed.

      NuMed shall indemnify, defend and hold Repro-Med harmless from and against all demands, claims, actions or causes of action, assessments, losses damages-liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys, fees and expenses, that accrue in connection with the Tooling prior to and including the Effective Date.

      Repro-Med shall indemnify, defend and hold NuMed harmless from and against all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses, that accrue in connection with the Tooling subsequent to the Effective Date.

      This agreement shall be binding upon any permitted successors and assigns of the parties. The parties shall execute and deliver such further and additional instruments, agreements, and other documents as may be necessary to evidence or carry out the provisions of this agreement.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first hereinabove.
            NuMedTec, Inc.


         By:   /s/ Marcia Gaylor, President /s/ Marcia Gaylor,
         Personally


           Repro-Med Systems, Inc.

           By:  /s/ Norman E. Rathfelder, Chief Financial
      Officer

                           ASSIGNMENT AGREEMENT

     This Assignment Agreement is entered into as of March 1st, 1999 (the "Effective Date"), between NuMedTec, Inc., an Illinois corporation ("NuMed"), and Repro-Med Systems, Inc., a New York corporation ("Repro-Med").

      In consideration of the promises set forth below and other valuable consideration, NuMed hereby assigns and transfers to Repro-Med all right, title and interest in and to The Trademark "PRO-LONG" "for: Medical apparatus in the form of an elastic ring for the constriction of blood flow from the penis, in class 10 (U.S. CL. 44)" Registration No. 1,709,294 with Date of Registration August 18, 1992 and attendant rights associated with the Trademark that are the subject of that certain Asset Purchase Agreement between the parties dated the Effective Date.

      Repro-Med hereby accepts the assignment of the Trademark "PRO-LONG" and the transfer of pertinent records and files as of the Effective Date and agrees to thereafter perform all the terms, conditions and covenants of the Trademark which were to be performed by NuMed.

      NuMed shall indemnify, defend and hold Repro-Med harmless from and against all demands, claims, actions or causes of action, assessments, losses damages-liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys, fees and expenses, that accrue in connection with the Trademark prior to and including the Effective Date.

      Repro-Med shall indemnify, defend and hold NuMed harmless from and against all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses, that accrue in connection with the Trademark subsequent to the Effective Date.

      This agreement shall be binding upon any permitted successors and assigns of the parties. The parties shall execute and deliver such further and additional instruments, agreements, and other documents as may be necessary to evidence or carry out the provisions of this agreement.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first hereinabove.
            NuMedTec, Inc.


         By:   /s/Marcia Gaylor, President    /s/ Marcia Gaylor, Personally


           Repro-Med Systems, Inc.

           By:  /s/ Norman E. Rathfelder, Chief Financial Officer

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  June 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                  June 10, 1999
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Norman E. Rathfelder                               June 10, 1999
----------------------------
Norman E. Rathfelder, Secretary and Chief  Financial
Officer


/s/ John F. Carlson                                    June 10, 1999
--------------------------------
John F. Carlson, Director


/s/ Dr. Paul Mark Baker                                June 10, 1999
--------------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                      June 10, 1999
-------------------------------
Remo Spagnoli, Director