Form 10QSB
period 1999-05-31
REPRO MED SYSTEMS INC
filed 1999-07-20
CIK 704440

                                FORM 10-QSB
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1999

     Commission File Number 0-12305

                              REPRO-MED SYSTEMS, INC.
     _____________________________________________________________________
             (Exact name of registrant as specified in its charter)

               NEW YORK                              13-3044880
     __________________________________      __________________________
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                Identification No.)

     24 Carpenter Road, Chester, NY                          10918
_____________________________________       ___________________________
     (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (914) 469-2042
                                                        ---------------
          Indicate by check mark whether the registrant (1) has filed all
reports required    to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12    months (or for such shorter period that
the registrant was required to file such     reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ X ]
No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at May 31, 1999
     ________________________________      ________________________________
     Common stock, $.01 par value                  22,142,000

                                       REPRO-MED SYSTEMS,INC.
                                         Table of Contents


PART I    Financial Information
                                                                   Page
          Consolidated balance sheets -
            May 31, 1999, February 28, 1999 and May 31, 1998         3

          Consolidated statements of income -
            three months ended May 31, 1999 and May 31, 1998         4

          Consolidated statements of cash flow -
            three months ended May 31, 1999 and May 31, 1998         4


          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      5


PART II.  Other Information

          Item 1.   Legal Proceedings                               10

          Item 2.   Changes in Securities and Use of Proceeds       10

          Item 3.   Defaults Upon Senior Securities                 10

          Item 4.   Submission of Matters to a Vote of Security     10
                    Holders

          Item 5.   Other Information                               10

          Item 6.   Exhibits and Reports on Form 8-K                10

                           PART  I - FINANCIAL INFORMATION
                         -----------------------------------

                         REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

Assets
                                        May 31,1999   May 31,1998  Feb 28,1999
Current Assets
Cash and Cash Equivalents                  $  102,126  $ 124,949 $  683,321
Short-Term Investments                        454,692    468,114     81,352
Accounts Receivable (Less Allowance for       315,119    323,026    120,470
Doubtful Accounts of $2,976 in 1999 &
$2,976 in 1998)
Inventory                                     538,331    709,785    573,560
Prepaid Expenses & Other Receivables           64,369     81,329     78,785
Deferred Taxes - Current                            0    156,000          0
Deposits                                      190,000          0    190,000
                                            ---------  ---------  ---------
Total Current Assets                        1,664,637  1,863,203  1,727,488

Property, Equipment And Other Assets
Land                                                0    290,303          0
Property and Equipment, Net                   508,974  1,423,453    522,660
Deferred Taxes - Non-current                        0    358,409          0
Other Assets, Net                              66,889     65,995     68,484
                                            ---------  ---------  ---------
Total Property, Equipment And Other Assets    575,863  2,138,160    591,144
------------------------------------------  ---------  ---------  ---------
Total Assets                               $2,240,500 $4,001,363 $2,318,632
=================                           =========  =========  =========
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable                           $  123,404   $ 83,291   $ 41,250
Current Maturities of Long-term Debt           55,580     85,327     55,580
Bank Line of Credit Payable                   372,614    480,000    439,372
Other Current Liabilities                     416,843    157,433    344,818
                                              -------    -------   --------
Total Current Liabilities                     968,441    806,051    881,020
Long-term Debt                                162,101  1,052,453    184,926
Other Liabilities, Net                        421,516          0    427,136
                                            ---------  ---------  ---------
Total Liabilities                           1,552,058  1,858,504  1,493,082
=================                           ---------  ---------  ---------
Minority Interest In Subsidiary               295,495    259,927    288,882
Stockholders' Equity
Preferred Stock, 8% Cumulative $.01 Par           100        100        100
Value, Authorized 2,000,000 shares, Issued
& outstanding 10,000 shares
Common Stock, $.01 Par Value, Authorized
50,000,000 Shares, Issued and Outstanding     221,420    221,420    221,420
22,142,000
Warrants Outstanding                              140        140        140
Additional Paid-In Capital                  3,040,662  3,040,662  3,040,662
Accumulated (Deficit)                     (2,727,374) (1,237,390)(2,583,654)
Treasury Stock at Cost (2,275,000 shares)   (142,000)   (142,000)  (142,000)
                                            ---------  ---------  ---------
Total Stockholders' Equity                    392,948  1,882,932    536,668
                                            ---------  ---------  ---------
Total Liabilities And Stockholders'Equity $ 2,240,500  4,001,363  2,318,632
                                            =========  =========  =========

                  REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME

                           FOR THE THREE MONTHS ENDED

                                    May 31,1999   May 31,1998
                                     -----------  -----------
Sales :
Net Sales of Products                 $  527,277   $  700,318
Sale of Impotence Treatment                    0            0
                                     -----------  -----------
                                         527,277      700,318

Costs And Expenses:
Cost of Goods Sold                       303,447      333,799
Selling, General & Administrative        296,341      283,913
Expenses
Research and Development                  33,812       58,676
Depreciation and Amortization             22,976       39,380
                                     -----------  -----------
                                         656,576      715,768
                                     -----------  -----------
Income (Loss) From Operations          (129,300)     (15,450)
-----------------------------------
Non-Operating Income(Expense):
Licensing Income                               0            0
Rental Income                                  0       21,525
Interest (Expense)                      (10,216)     (29,214)
Interest & Other Income (Expense)          3,169       16,869
                                     -----------  -----------
                                         (7,047)        9,180
                                     -----------  -----------
Income (Loss) Before Minority          (136,347)      (6,270)
Interest
Share of Operations
-----------------------------------
Minority Interest In (Income) Loss       (6,613)       20,566
of Subsidiary
                                     -----------  -----------
Income (Loss) Before Income Taxes      (142,960)       14,296
-----------------------------------
Provision (Benefit) For Income               760          500
Taxes
                                     -----------  -----------
Net Income (Loss) After Income    $   (143,720)     $  13,796
===================================  ===========  ===========
Earnings(Loss) Per Common Share :
Primary                           $       (0.01)    $    0.00
Fully Diluted                     $       (0.01)    $    0.00

                  REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE THREE MONTHS ENDED

                                                   May 31, 1999  May 31, 1998
Operating Activities:
Income (Loss)from continuing operations          $    (143,720)   $    13,796
Adjustments to reconcile net loss to cash
provided by operating activities:
  Depreciation and amortization                          22,976        39,380
  Deferred income taxes                                       0             0
  Income (loss) of minority interests                     6,613      (20,566)
                                                   ------------  ------------
                                                      (114,131)        32,610
Changes in assets and liabilities:                 ------------  ------------
  Accounts receivable - trade                         (194,649)      (90,111)
  Inventories                                            35,229      (75,676)
  Prepaid expenses & other accounts receivable           14,416      (15,453)
  Accounts payable                                       82,154      (57,149)
  Accrued expenses                                       66,405      (60,754)
                                                   ------------  ------------
                                                          3,555     (299,143)
                                                   ------------  ------------
Net cash provided by (used in) operating              (110,576)     (266,533)
activities
Investing activities:
  Short term investments                              (373,340)       163,175
  Capital expenditures                                  (7,695)      (26,863)
  Other Assets                                                0         (245)
                                                   ------------  ------------
  Net cash provided by (used in) investing            (381,035)       136,067
activities
Financing activities:
  Proceeds term loan                                          0             0
  Repayment of term loan                               (22,825)      (16,788)
  Proceeds line of credit                                     0       120,000
  Repayment line of credit                             (66,758)             0
  Repayment of mortgage                                       0       (8,364)
  Preferred stock dividend                                    0             0
                                                   ------------  ------------
  Net cash provided by (used in) financing             (89,583)        94,848
activities
                                                   ------------  ------------

  Net increase (decrease) in cash and cash            (581,194)      (35,618)
equivalents
  Cash and cash equivalents, beginning of period        683,321       160,567
                                                   ------------  ------------
  Cash and cash equivalents, end of period         $    102,126   $   124,949
                                                   ============  ============
Supplemental disclosures:
  Cash Payments for:
    Interest                                             10,216        29,214
    Income taxes                                              0             0

Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

Results of Operations

Three months ending May 31, 1999 vs. May 31, 1998
-------------------------------------------------
     The Company's sales, despite a substantial order for Freedom60 products of $35,204 from McKinley Medical, LLLP, which contributed to a $40,982 increase in infusion therapy sales for the three month period ending May 31, 1999 as compared to the same period in 1998, resulted in a decline of total Company sales of $173,041. The decrease was primarily a result of reduced impotency treatment sales to the Company's Original Equipment Manufacturers ("OEM") customers. For the period ending May 31, 1999 OEM sales were $147,512 versus $345,008 for the same period in 1998. Emergency medical product sales declined $21,454 to $265,860 from $287,314 in the three month periods ending May 31, 1999 and May 31, 1998 respectively. This decrease resulted primarily from the timing of purchases by certain customers who ordered large quantities of product in the first three months of the 1998 fiscal year. The Company expects comparable sales in the current fiscal year but distributed evenly throughout the year. Included in emergency medical product sales for the three month period ending May 31, 1999 were $49,211 of PLUS resuscitator sales for which there were no comparable sales in the three month period ending May 31, 1998.

     Effective July 1, 1999 the Company entered into a Definitive Agreement with McKinley Medical, LLLP, an international supplier of IV infusion systems, to market Repro-Med's Freedom60 Infusion System in the U.S. and international IV therapy markets.

     The definitive agreement gives McKinley exclusive worldwide rights to distribute Repro-Med's current portable, reusable infusion system called the Freedom60 as well as certain rights to Repro-Med's next generation intravenous infusion therapy systems including an electronic version containing a flow alarm presently under development and expected to be released in the next quarter for the hospital and home care markets. The Company has been informed by McKinley management that it plans to aggressively launch the Freedom60 through its network of distribution partners worldwide. In order to maintain exclusivity, McKinley must maintain increasing sales performance levels for the three year duration of the agreement which is renewable for successive twelve month periods unless either party provides notice of an intention not to renew.

     Based on the potential market, and McKinley's focused, knowledgeable worldwide distribution network, Repro-Med management expects that this agreement will result in significant sales of the Freedom60 in an aggregate of over $6 million over the next three years, although there can be no assurance that that McKinley will be able to develop this market to the full extent that is envisioned by this agreement, or that other companies with greater resources than McKinley and Repro-Med will not market competing devices.

     Company sales for the three months ending May 31, 1999 included sales by affiliates of $56,476 compared to sales by affiliates for the three months ending May 31, 1998 of $50,236.

     Cost of goods sold was 57.5% for the three month period ending May 31, 1999 and 47.7% for the same period in 1998. The difference is primarily attributable to an adjustment to material cost in the first three months of 1998 which didn't repeat in the three months ending May 31, 1999.

     Selling, general and administrative ("SG&A")expenses were $296,341 for the three months ending May 31, 1999 versus $283,913 for the same period in 1998. This $12,428 increase resulted from increased sales and marketing expenses to promote the Freedom60 products and to obtain additional customers and contracts for the Company's infusion and other products. The effects of on-going cost saving measures will become more apparent as the fiscal year progresses. The McKinley Medical agreement will further reduce sales and marketing expenses related to the Freedom60 product line.

     Contributing to the increased SG&A expenses was an increase in building rental expense of $24,380, $30,000 rent less $5,620 deferred profit from building sale, which resulted from the sale-leaseback of the building in February 1999. The sale-leaseback was done to provide a source of capital for use in the business including promotion of the Company's products and to provide funds to develop new markets and customers. Part of the building rental expense is offset by elimination of mortgage interest expense, the mortgage was paid off in February 1999. Another significant difference between the periods ending May 31, 1999 and May 31, 1998 was the re-allocation of a portion of salary and benefits to SG&A expense for Andrew Sealfon, President, from Research and Development expenses. This allocation reflects the increased effort and focus being devoted to increasing sales of the Company's products.

     Research and development expenses declined $24,864 in the period ending May 31, 1999. The reduction was primarily the result of the re-allocation of a portion of Andrew Sealfon's salary from Research and Development expense to SG&A expense.

     Depreciation and Amortization expense was $16,404 lower in the period ending May 31, 1999 as a result of the sale of the building which occurred in February of 1999. The removal of the building from capital assets reduced the amount of depreciation expense.

     The loss from operations for the period ending May 31, 1999 was $129,300 versus a loss of $15,450 for the same three month period in 1998. The increased loss was primarily the result of a decrease in gross margin resulting from lower sales for the period.

     Non-operating Income/Expense included Rental Income in the three months ending May 31, 1999 of $0 compared to $21,525 for the three months ending May 31, 1998. The rental agreement which, in 1998, resulted in the Company receiving this rental income was sold as a part of the building sale-leaseback in February 1999. The elimination of rental income is partially offset by a reduction in interest expense resulting from the elimination of the building mortgage.

     Interest Expense was reduced to $10,216 in the three months ending May 31, 1999 from $29,714 for the same period in 1998. This is a result of the building sale-leaseback which paid off the building mortgage and eliminated the monthly mortgage interest charges.

     Interest and Other Income/Expense was lower by $10,500 in the period ending May 31, 1999 as compared to the three month period ending May 31, 1998 due to a one-time billing for technical services to an OEM customer which did not repeat in 1999.

     The Net Loss was $143,720 for the three months ending May 31, 1999 versus a profit of $13,796 in 1998.

Liquidity and Capital Resources
-------------------------------
     For the period ending May 31, 1999, the Company had net working capital of $696,196 as compared to $846,468 at February 28, 1999 and $1,057,152 at May 31, 1998. A major source of new funds was the February 25, 1999 sale of the Company's Chester, New York building. The sale resulted in net cash to the company of $558,437. Additional funds were made available to the Company through an intercompany loan from an affiliate, Gamogen. At February 28, 1999 the Company had an intercompany loan payable to Gamogen for $176,889. Under terms of an agreement with Gamogen, at the end of each quarter, the Company will pay interest at the rate of 9% on the balance outstanding for the quarter to its Gamogen affiliate. These interest payments will continue until the balance due to Gamogen has been repaid or offset by intercompany receivables for rent, wages and operating expenses that are paid by the Company and by the affiliates. The intercompany loan balance at May 31, 1999 was $190,757. First quarter interest of $3,980 was paid by the Company on July 15, 1999.

     The funds available at May 31, 1999 are expected to meet the Company's cash requirements, under current operating conditions, for fiscal year 2000 which began on March 1, 1999 and ends on February 28, 2000. Additional funding may be required if the company needs to increase production for new customers or products which would include inventory purchases and accounts receivable funding. In anticipation of the need for increased funding, the Company has submitted for its lender, Key Bank ("Bank"), to be submitted with its annual line of credit renewal, a proposal for additional funds to handle new business working capital requirements. Furthermore, the Company, in its negotiations with new customers or with existing customers for new products, is requesting payments to support each specific project's initial working capital requirements. Inability to secure additional funds for working capital would have an adverse effect on the Company's ability to fulfill new business requirements.

     During conversations with the Bank concerning the building sale-leaseback, the Bank required a cash collateral account of $150,000 be established from a portion of the proceeds from the building sale before the Bank would consent to the Company's proceeding with the sale. The $150,000 which appears as a deposit on the balance sheet, had been deducted from the proceeds of the building sale before arriving at the net amount of $558,437 available to the Company from the sale. The cash collateral deposit of $150,000 was established under the terms of a Cash Collateral Agreement (the "Agreement") entered into between the Company and the Bank. The Agreement was requested by the Bank as part of the building sale to provide the Bank additional collateral for the line of credit and term loan remaining after the mortgage loan was paid. The $150,000 deposit is held by the Bank in an interest bearing account, the Company's operating account will receive periodic credit for interest earned. The $150,000 will be released by the Bank for the Company's use when the line of credit of $500,000 is fully advanced and the Company has sufficient additional Collateral Base, described as 80% of accounts receivable and 40% of inventory, to collateralize the amount requested provided the Company is not in default.

     The Company's line of credit with the Bank is up for renewal on July 31, 1999. Typically, the line of credit is renewed for a twelve month period. The Bank is currently reviewing the Company's results and projections to determine whether they will be willing to renew the loan(s) for another 12 month period. They have initially indicated they may be willing to renew the line for 60 days until September 30, 1999, that decision is pending. At May 31, 1999 the Company had a term loan of $217,681 and a line of credit of $372,614 outstanding with the Bank. Failure of the Bank to renew these loans may impede the Company's ability to meet its obligations for the fiscal year without locating new sources of funds. The Company is currently seeking alternate sources of capital.
At May 31, 1999 the Company had $556,818 in cash and cash equivalents which does not include an additional $150,000 in a cash collateral deposit with the Bank.

     The term loan is a five year note for $300,000 opened on December 1, 1997 for which the final payment will be paid on November 1, 2002. Monthly payments include principal and interest. In fiscal year 2000, total principal payments will be $55,580 or $4,632 on average per month with interest of approximately $17,000. The interest rate on the term loan is fixed at 8.43% through the use of an interest rate swap which reduced the interest rate from 8.83% for the life of the loan. The Company's fixed assets: machinery & equipment, tooling and furniture & fixtures, are pledged as collateral for the term loan.

     The line of credit has a maximum cash available limit of $500,000 renewable by the Bank on an annual basis. The Company submits a monthly Borrowing Certificate on which is calculated the line of credit access the Company has at that point in time. The available amount is based on a ratio of 80% of accounts receivable and 40% of inventory. Depending on the calculation, a payment to the Bank may be required or additional money may be made available to the Company. During the period ending May 31, 1999 the Company paid down the line of credit by $66,758 to comply with the line of credit terms. The Company had $372,614 outstanding on the line of credit at May 31, 1999. Monthly payments are for interest only. Interest paid on the line of credit in the three months ending May 31, 1999 was $7,376. The interest rate is variable based on the prime rate less 1/4%, at year end the rate being paid was 7.5% (7.75% less .25%). The line of credit loan is secured by accounts receivable and inventory.

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

     The Company believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by government agencies.

Forward Looking Statements

     The Company has made and will make certain forward-looking statements in the Quarterly Report relating to market and product development among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are:
1.) the ability to
continue successful technological innovation 2.) the avoidance of adverse cost increases 3.) the ability to achieve projected sales of the Company's products 4.) uncertainty related to Food and Drug Administration or other government regulation 5.) introduction by other companies of competitive products 6.) changes in the Company's relationships with its customers and distributors 7.) adequate and available sources of funds 8.) the ability of the Company to secure a definitive agreement from a company with which it has a letter of intent and sales orders from certain OEM customers. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

                    PART II - OTHER INFORMATION
                    ----------------------------

Item 1.  Legal Proceedings
--------------------------
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
None

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal period ended May 31, 1999.

Item 5.  Other Information
-----------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  July 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                  July 16, 1999
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Norman E. Rathfelder                               July 16, 1999
----------------------------
Norman E. Rathfelder, Secretary and Chief  Financial
Officer