Form 10QSB
period 1999-08-31
REPRO MED SYSTEMS INC
filed 1999-10-15
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES ACT OF 1934

         For the quarterly period ended  August 31, 1999
                                         ---------------

         Commission File Number  0-12305
                                 -------


                             REPRO-MED SYSTEMS, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New  York                     13-3044880
         -------------------------------       ------------------
         (State or other jurisdiction of         (IRS Employer
          incorporation or organization)       Identification No.)

         24 Carpenter Road, Chester, NY,             10918
     (Address of principal executive offices)       Zip Code

Registrant's telephone number, including area code               (914) 469-2042

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at August 31, 1999
----------------------------              ------------------------------
Common stock, $.01 par value                    22,142,000 shares

                             REPRO-MED SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I                                                                     PAGE
                                                                           ----
         Item 1.  Financial Statements
                  Balance Sheets - August  31, 1999 and                      3
                  February 28, 1999.

                  Statements of Income - For the three month and six         4
                  month periods ended August 31, 1999 and August 31, 1998.

                  Statements of Cash Flow - August 31, 1999 and              5
                  August 31, 1998.

         Item 2.  Management's Discussion and Analysis of Financial          6
                  Condition and Results of Operations.

PART II

         Item 1.  Legal Proceedings                                          9
                  None

         Item 2.  Changes in Securities                                      9
                  None

         Item 3.  Defaults Upon Senior Securities                            9
                  None

         Item 4.  Submission of Matters to a Vote of Security Holders        9
                  None

         Item 5.  Other Information                                          9
                  None

         Item 6.  Exhibits and Reports on Form 8-K                           9
                  None

PART I.  ITEM 1 - FINANCIAL STATEMENTS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                   8-31-99        2-28-99
                                                -----------    -----------
CURRENT ASSETS
         Cash                                   $   218,186    $   683,321
         Short-term Investments                     249,884         81,352
         Accounts Receivable, net                   149,253        120,470
         Inventory                                  649,634        573,560
         Prepaid Expenses                            68,042         78,785
         Deposits                                   190,000        190,000
                                                -----------    -----------
         TOTAL CURRENT ASSETS                   $ 1,524,999    $ 1,727,488
                                                -----------    -----------

PROPERTY, PLANT & EQUIPMENT-NET                     504,144        522,660
OTHER ASSETS                                         63,242         68,484
                                                -----------    -----------
TOTAL ASSETS                                    $ 2,092,385    $ 2,318,632
                                                -----------    -----------

CURRENT LIABILITIES
         Accounts Payable                       $    90,220    $    41,250
         Current Portion Long Term Debt              55,580         55,580
         Bank Line of Credit Payable                358,364        439,372
         Other Current Liabilities                  535,859        344,818
                                                -----------    -----------
         TOTAL CURRENT LIABILITIES              $ 1,040,023    $   881,020
                                                -----------    -----------

Other Liabilities                                   415,896        427,136
Long Term Debt                                      157,536        184,926
                                                -----------    -----------
         TOTAL LIABILITIES                        1,613,455      1,493,082
                                                -----------    -----------
Minority Interest in Subsidiary                     234,340        288,882
STOCKHOLDERS' EQUITY
         Preferred Stock, 8% Cumulative $.01
            Par Value Authorized 2,000,000,
            issued & Outstanding10,000 Shares           100            100
         Common Stock, $.01 Par Value,
            Authorized  50,000,000 Shares,
            Issued & Outstanding 22,142,000         221,420        221,420
         Warrants Outstanding                           140            140
         Additional Paid-In Capital               3,040,662      3,040,662
         Accumulated Deficit                     (2,875,732)    (2,583,654)
         Treasury Stock at Cost                    (142,000)      (142,000)
                                                -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                 244,590        536,668
                                                -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 2,092,385    $ 2,318,632
                                                -----------    -----------

                     REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                               FOR 3 MONTH ENDED             FOR 6 MONTH END
                                           ------------------------     -------------------------
                                             8-31-99      3-31-98         8-31-99       8-31-98
                                           ------------------------     -------------------------
SALES
         Net Sales of Products              $397,663     $371,230        $924,939    $1,071,548

COST AND EXPENSES
         Cost of Goods Sold                  292,765      288,125         596,212       621,924
         Selling, General &
         Administrative                      244,969      292,040         541,310       575,954
         Research & Development               24,872       24,440          58,684        83,115
         Depreciation &
         Amortization                         30,627       39,380          53,603        78,760
                                           ---------    ---------       ---------    ----------
                  Total Expenses             593,233      643,985       1,249,809     1,359,753
                                           ---------    ---------       ---------    ----------

INCOME (LOSS FROM OPERATIONS                (195,570)    (272,755)       (324,870)     (288,205)
Non-Operating Income (Expense)
         Rental Income                             0       21,525               0        43,050
         Interest Expense                    (11,009)     (33,673)        (21,225)      (62,887)
         Interest & Other Income               1,826       68,953           4,995        85,821
                                           ---------    ---------       ---------    ----------
                                              (9,183)      56,805         (16,230)       65,984
Minority Interest In Loss of
Subsidiary                                    61,155       19,413          54,542        39,979

 (LOSS)BEFORE TAXES                         (143,598)    (196,537)       (286,558)     (182,242)
         (Provision) Benefit for
         Income Taxes                           (760)      49,123          (1,520)       48,623
                                           ---------    ---------       ---------    ----------
NET INCOME (LOSS)                           (144,358)    (147,414)       (288,078)     (133,619)
                                           ---------    ---------       ---------    ----------

EARNINGS (LOSS PER COMMON
SHARE
         Primary                              ($0.01)      ($0.01)         ($0.01)       ($0.01)
         Fully Diluted                        ($0.01)      ($0.01)         ($0.01)       ($0.01)

                     REPRO-MED SYSTEMS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS


                                                       FOR 6 MONTH ENDED
                                                   --------------------------
                                                    8-31-99         8-31-98
                                                   ----------      ----------

NET INCOME (LOSS)                                  $(288,078)      $(133,619)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATIONS:
         Income (Loss) in Minority Interest          (54,542)        (39,979)
         Depreciation & amortization                  53,603          78,760
         Decrease (Increase) in Short
         Term Investments                           (168,532)        279,776
         Decrease (increase) in Accounts
         Receivable                                  (28,783)         (6,982)
         Decrease (Increase) in inventory            (76,074)       (118,483)
         Decrease (Increase) in Prepaid
         Expenses                                    10, 743          (1,211)
         Decrease (Increase) in Deferred
         Taxes                                             0         (49,373)
         Decrease (Increase) in
         Accounts Payable                             48,970         (56,415)
         Decrease (Increase) other
         Liabilities                                 179,801         (63,188)
                                                   ---------       ---------
NET CASH PROVIDED BY OPERATIONS                     (322,892)       (110,714)
                                                   ---------       ---------

CASH FLOW FROM INVESTING ACTIVITY
         Acquisition of Property and
         Equipment                                   (29,845)        (32,533)
         Acquisition of Other Assets                       0            (245)
                                                   ---------       ---------
         Net Cash Used in Investing
         Activities                                  (29,845)        (32,778)
                                                   ---------       ---------

NET CASH FLOW FROM FINANCING
Activities
         Proceeds (Repayment) from Bank
         Notes Payable                              (108,398)        120,000
         Repayment of Mortgage                             0          41,910)
         Preferred Stock Dividend                     (4,000)         (4,000)
                                                   ---------       ---------
         Net Cash Used in Financing Activities      (112,398)         74,090
                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH                     (465,135)        (69,402)
         Cash and Equivalents beginning
         Of Period                                   683,321         160,567
                                                   ---------       ---------
CASH AND EQUIVALENTS END OF PERIOD                 $ 218,186       $  91,165
                                                   ---------       ---------

SUPPLEMENTARY DATA
         Interest Paid                             $  21,225       $  62,887
         Taxes Paid                                        0               0

                     REPRO-MED SYSTEMS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to Notes to Financial Statements included in the Company's Annual Report).

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

PART I.  ITEM 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Three months ended August 31, 1999 vs. 1998

                  Sales increased +7% from $371,230 to $397,663 for the quarter ended August 31,1999 versus 1998. The increase is attributed to sales of the Company's new intravenous infusion products.

                  Cost of goods rose moderately + 1.6% with the sales increase improving the product margin from 22% in 1998 to 26% in 1999.

                  Selling, general and administrative expense decreased $47,071 for the three months period versus 1998. Management initiated expense and payroll reductions that resulted in the savings.

                  Research and development expense are virtually unchanged period to period. The period to period reduction in depreciation and amortization expense reflects the end of write offs for some intangible assets and the elimination of building depreciation with its sale.

                  Interest expense was reduced -67% as the result of the sale and lease-back of the company's building. Interest expense is now replaced by rent payments.

                  Interest and other income decreased by -97% with the elimination of rental income upon sale of the building.

                  The loss from operations was lowered 27% with margins improving +$21,793, SG&A reductions of $47,071 and lower depreciation $8,753 accounting for the gain.

Six Months ended August 31, 1999 vs. 1998

                  Sales decreased $146,609 (14%) primarily because the Company's OEM (Original Equipment Manufacture) sales in 1998 have not been repeated to the same levels in 1999 and the sales of new products have not yet compensated for that shortfall.

                  Cost of goods sold were 64% for the first six months of 1999 versus 58% for the comparable period in 1998. The lower margins reflect the price structure for the new products that have yet to meet the Company's objective of +50%.

                  Selling, General and Administrative expenses were 6% lower for the comparable period as management did initiate expense and payroll reductions in the second quarter. Research and Development expenses were 29% lower for the same reasons.

                  The sale and lease back of the Company's building served to eliminate rental income and debt expense reducing non-operating income and expenses $82,214.

                  The loss before taxes increased $104,316 as savings in operating expenses $84,232 were impacted by lower gross margin of -$120,897 and reduced non-operating income of -$82,214. The minority interest in subsidiary loss increased $14,563.

Liquid and Capital Resources

                  For the first six months of fiscal 2000, through August 31, 1999, the company experienced negative cash flow of approximately $300,000 as a result of declining sales and significant expenses to prepare new products for the market. In August/September management initiated expense and payroll reductions that are expected to reduce negative cash flow below $20,000 per month if sales achieve minimum expectations or to a cash breakeven with increased volume.

                  The Company did sign with its lender on July 27, 1999 a Forebearance Agreement that extended the maturity date for the line of credit to January 31, 2000 and precluded the issuance of new advances. The Company continues to attempt to refinance the indebtedness before January 31, 2000. If new financing is not arranged the Company will attempt to negotiate an extension of the forebearance agreement or other arrangement with the lender.

                  The funds available on August 31, 1999 are expected to meet cash requirements as planned under current operating conditions for the remainder of the fiscal year.

FORWARD LOOKING STATEMENTS

         The Company has made and will make certain forward-looking statements in the Quarterly Report relating to market and product development among others. These Forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the Worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: (1) the ability to continue successful technological innovation (2) the avoidance of adverse cost increases
(3) the ability to achieve projected sales of the Company's products (4) uncertainty related to Food and Drug Administration or other government regulation (5) introduction by other companies of competitive products (6) changes in the Company's relationships with its customers and distributors and
(7) adequate and available sources of funds. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 1999.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/S/ Andrew I. Sealfon
Andrew I. Sealfon, President                                 October 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been and on the date indicated.


/s/  Andrew I. Sealfon                                       October 14, 1999
----------------------------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer