Form 10QSB
period 1999-11-30
REPRO MED SYSTEMS INC
filed 2000-01-07
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
    1934

    For the quarterly period ended                    NOVEMBER 30, 1999
                                                      -----------------

       Commission File Number                              0-12305
                                                           -------

                             REPRO-MED SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                   13-3044880
              --------                                   ----------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

     24 CARPENTER ROAD, CHESTER, NY                         10918
     ------------------------------                         -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (914) 469-2042


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 30, 1999
                 -----                         --------------------------------
      Common stock, $.01 par value                    22,142,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I

         ITEM 1.  Financial Statements
                  Balance Sheets - November 30, 1999 and                            3
                  February 28, 1999

                  Statements of Income - For the three months and nine months
                  periods ended November 30, 1999 and November 30, 1998             4

                  Statements of Cash Flow -
                  November 30,1999 and 1998                                         5

                  Notes to Financial Statements                                     6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                    6

PART II

         ITEM 1.  Legal Proceedings                                                 8
                  None

         ITEM 2.  Changes in Securities                                             8
                  None

         ITEM 3.  Defaults Upon Senior Securities                                   8
                  None

         ITEM 4.  Submission of Matters to a Vote of Security Holders               8
                  None

         ITEM 5.  Other Information                                                 8
                  None

         ITEM 6.  Exhibits and Reports on Form 8-K                                  8
                  None

PART I.  ITEM 1 - FINANCIAL STATEMENTS

                             REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                              11-30-99          2-28-99
                                              --------          -------
CURRENT ASSETS
     Cash                                     $182,162          $683,321
     Short-term Investments                          0            81,352
     Accounts Receivable, net                  278,178           120,470
     Inventory                                 493,744           573,560
     Prepaid Expenses                           44,661            78,785
     Deposits                                   40,000           190,000
                                            ----------        ----------
     TOTAL CURRENT ASSETS                    1,038,745         1,727,488
                                            ----------        ----------

PROPERTY & EQUIPMENT-NET                       495,340           522,660
OTHER ASSETS                                    61,647            68,484
                                            ----------        ----------

TOTAL ASSETS                                $1,595,732        $2,318,632
                                            ----------        ----------

CURRENT LIABILITIES
     Accounts Payable                         $110,861           $41,250
     Current Portion Long Term Debt                  0            55,580
     Bank Line of Credit Payable                     0           439,372
     Accrued Expenses                           77,139            75,727
     Current Portion Capital Gain               22,481            22,481
     Customer Deposits                         473,418           246,610
                                            ----------        ----------
     TOTAL CURRENT LIABILITIES                 683,899           881,020
                                            ----------        ----------

DEFERRED CAPITAL GAIN                          410,276           427,136
LONG TERM DEBt                                       0           184,926
                                            ----------        ----------
         TOTAL LIABILITIES                   1,094,175         1,493,082
                                            ----------         ---------

MINORITY INTEREST IN SUBSIDIARY                      0           288,882

STOCKHOLDERS' EQUITY
     Preferred Stock, 8% Cumulative $.01
     Par Value Authorized 2,000,000,
     issued & Outstanding 10,000 Shares            100               100
     Common Stock, $.01 Par Value,
     Authorized 50,000,000 Shares,
     Issued & Outstanding 22,142,000           221,420           221,420
     Warrants Outstanding                          100               140
     Additional Paid-In Capital              3,040,662         3,040,662
     Accumulated Deficit                    (2,618,725)       (2,583,654)
     Treasury Stock at Cost                   (142,000)         (142,000)
                                            ----------         ---------
     TOTAL STOCKHOLDERS' EQUITY                501,557           536,668
                                            ----------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,595,732        $2,318,632
                                            ----------        ----------

                             REPRO-MED SYSTEMS, INC.
                              STATEMENTS OF INCOME

                                           FOR 3 MONTHS ENDED                FOR 9 MONTHS ENDED
                                           ------------------                ------------------
                                        11-30-99        11-30-98           11-30-99       11 30-98
                                        --------        --------           --------       --------
SALES
   Net Sales of Products                $524,445        $312,103          $1,449,384     $1,383,651

COST AND EXPENSES
   Cost of Goods Sold                    303,920         237,204             900,132        859,127
   Selling, General & Administrative     203,408         209,823             744,718        785,777
   Research & Development                 25,248          56,771              83,932        139,886
   Depreciation & Amortization            22,545          31,880              76,148        110,640
                                        --------       ---------          ----------     ----------
   Total Expenses                        555,121         535,678           1,804,930      1,895,430
                                        --------       ---------          ----------     ----------

(LOSS) FROM OPERATIONS                   (30,676)       (223,575)           (355,546)      (511,779)
Non-Operating Income (Expense)
   Rental Income                               0          21,525                   0         64,575
   Interest Expense                       (9,858)        (35,791)            (31,083)       (98,678)
   Interest & Other Income                 5,021           2,659              10,016         88,479
   Gain on Sale of Investment            221,800               0             221,800              0
                                        --------       ---------          ----------     ----------
                                         216,963         (11,607)            200,733         54,376
                                        --------       ---------          ----------     ----------

 INCOME (LOSS) BEFORE TAXES              186,287        (235,182)           (154,813)      (457,403)
   (Provision) Benefit for
      Income Taxes                          (760)         39,119              (2,280)        87,742
                                        --------       ---------          ----------     ----------
NET INCOME (LOSS) BEFORE MINORITY
   INTEREST & EXTRAORDINARY ITEM         185,527        (196,063)           (157,093)      (369,661)
Minority Interest                              0          56,243              54,542         96,222
Extraordinary Item                        71,480               0              71,480              0
                                        --------       ---------          ----------     ----------
NET INCOME (LOSS)                       $257,007       ($139,820)           ($31,071)     ($273,439)
                                        --------       ---------          ----------     ----------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
       Primary                        22,142,000      22,142,000          22,142,000     22,142,000
       Fully Diluted                  25,967,158      25,581,762          25,967,158     25,581,762

EARNINGS (LOSS) PER COMMON SHARE
Primary-Before Extraordinary Item          $0.01          ($0.01)             ($0.00)        ($0.02)
Fully Diluted Before Extraordinary Item    $0.01          ($0.01)             ($0.00)        ($0.01)
Primary-Extraordinary Item                 $0.01          ($0.01)             ($0.00)        ($0.01)
Fully Diluted-Extraordinary Item           $0.01          ($0.01)             ($0.00)        ($0.01)

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS

                                                       FOR 9 MONTHS ENDED
                                                       ------------------
                                                     11-30-99      11-30-98
                                                     --------      --------
NET INCOME (LOSS)                                  $ (31,071)     $(273,439)
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATIONS:
    Income (Loss) in Minority Interest               (54,542)       (96,222)
    Depreciation & Amortization                       76,148        110,640
    Gain on Sale of Investment                      (221,800)             0
    Gain on Forgiveness of Debt                      (71,480)             0
    Decrease in Short Term Investments                81,352        476,264
    Decrease (Increase) in Accounts Receivable      (157,708)        81,780
    Decrease (Increase) in inventory                  79,816       (154,411)
    Decrease (Increase) in Prepaid Expenses           34,124        (19,491)
    (Increase) in Deferred Taxes                           0        (88,492)
    (Decrease) Increase in Accounts Payable           69,611        (37,997)
    (Decrease) in Deferred Capital Gain              (16,860)             0
    (Decrease) Increase other Liabilities            228,220        (27,013)
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATIONS                       15,810        (28,381)
                                                   ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from sale of Investment                 263,579              0
    Cost of Investment                               (41,779)             0
    Minority Interest                               (234,340)             0
    Acquisition of Equipment                         (48,828)       (38,473)
    Acquisition of Other Assets                        6,837           (445)
                                                   ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                (54,531)       (38,918)
                                                   ---------      ---------

NET CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds (Repayment) Bank Notes Payable         (458,398)       120,000
    Repayment of Mortgage                                  0       (100,671)
    Decrease in Warrants                                 (40)             0
    Preferred Stock Dividend                          (4,000)        (4,000)
                                                   ---------      ---------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES    (462,438)        15,329
                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH                     (501,159)       (51,970)
    Cash and Equivalents beginning of Period         683,321        160,567
                                                   ---------      ---------
CASH AND EQUIVALENTS END OF PERIOD                 $ 182,162      $ 108,597
                                                   ---------      ---------

SUPPLEMENTARY DATA
    Interest Paid                                  $  29,766      $  98,678
    Taxes Paid                                             0              0

                             REPRO-MED SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

MANAGEMENT'S STATEMENT

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB dated February 28, 1999.


PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Repro-Med Systems, Inc. that are based on the beliefs of the management of Repro-Med Systems, Inc. as well as assumptions made by and information currently available to the management of Repro-Med Systems, Inc. The Company's actual results may vary materially from the forward-looking statements made in this report due to important factors such as: recent operating losses, uncertainties associated with future operating results; unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity; reimbursement related risks; government regulation of the home health care industry; success of the research and development effort, market acceptance of FREEDOM60, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Repro-Med Systems, Inc. with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED NOVEMBER 30, 1999 VS. 1998
---------------------------------------------

         Sales increased 68% from $312,103 (1998) to $524,445 (1999) for the quarters ended November 30. Of the increased revenue, 45% is attributed to intravenous infusion and resuscitation products and 55% to suction and OEM (Original Equipment Manufacture) sales.

         Cost of goods rose 28% with the sales increase improving the product margin from 24% in 1998 to 42% in 1999.

         Selling, general and administrative expense decreased 3% for the three months period versus 1998. Management initiated expense and payroll reductions in September 1999 that continue to produce savings compared to prior periods.

         Research and development expenses are decreased 56% period to period reflecting payroll reductions made in the second quarter of fiscal 2000.

         The period to period reduction in depreciation and amortization expense reflects the end of write offs for some intangible assets and the elimination of building depreciation with its sale.

         Interest expense was reduced 72% as the result of the sale and lease-back of the company's building. Interest expense is now replaced by rent payments.

         Rental income has been eliminated with the sale of the building. Refer to "Liquidity and Capital Resources " below for sale of investment explanation.

NINE MONTHS ENDED NOVEMBER 30 1999 VS. 1998
-------------------------------------------

         Sales increased modestly +5% year-to-date November 1999 versus 1998. Five of the Company's eight product lines increased revenues 1999 over 1998. Total OEM sales declined -55% period to period.

         Cost of goods sold were 62% for both nine months periods. The low margins do not yet reflect the price structure objectives set for the new products at 50%.

         Selling, General and Administrative expenses were 5% lower for the comparable period as management did initiate expense and payroll reductions in the second quarter. Research and Development expenses were 40% lower for the same reasons.

         The sale and lease back of the Company's building served to eliminate rental income and debt expense reducing non-operating income and expenses. Refer to "Liquidity and Capital Resources " below for sale of investment explanation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company did sign a forebearance agreement with its lender on July 27, 1999 that extended the maturity date for the line of credit to January 31, 2000 and precluded the issuance of new advances. Repro-Med Systems, Inc. then negotiated a settlement payment of $350,000 with the lender that was remitted on October 29, 1999. The payment resulted in the recognition of $71,480 in debt forgiveness that is reflected as an extraordinary item on the Statement of Income. As part of the agreement, Repro-

Med Systems, Inc. signed a promissory note for $66,000 that becomes due through October 2002 only upon the sale of either of the company's two major product lines. If neither of the two product lines is sold, the note payable terminates.

         Repro-Med Systems, Inc. concluded the sale of its investment in Gamogen, Inc. on October 31, 1999 effective September 1, 1999. The proceeds form the transaction were $ 263,579. The cost basis for the investment was $41, 779. Consequently, the sale resulted in the recognition of a gain of $221,800 that is reflected in the Statement of Income as "Other Income". As part of the sale, Repro-Med Systems, Inc. purchased income producing assets and assumed certain liabilities from Gamogen, Inc. and its subsidiary Gyneco, Inc. This purchase resulted in Repro-Med Systems, Inc. retaining control and obtaining sole ownership of the operations of Gyneco, Inc.

         The funds available on November 30, 1999 are expected to meet cash requirements as planned under current operating conditions beyond the end of the current fiscal year.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 1999.

ITEM 5. OTHER INFORMATION
-------------------------

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.


REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         January 7, 2000
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer