Form 10KSB
period 2000-02-29
REPRO MED SYSTEMS INC
filed 2000-06-13
CIK 704440

                                   FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                             FEBRUARY 29, 2000
       Commission File Number                                     0-12305


                            REPRO-MED SYSTEMS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


         New York                                               13-3044880
         --------                                               ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


     24 Carpenter Road, Chester, NY                                10918
     ------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (845) 469-2042
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:
                                                    Name of each exchange on
         Title of each class                            which registered
         -------------------                            ----------------

Common stock, $.01 Par Value                     Over the Counter Bulletin Board

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-KSB. [X]

         Based on the closing sales price of February 29, 2000, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $2,525,919.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 22,904,000 at February 29, 2000.

                             Repro-Med Systems, Inc.

                                Table of Contents


PART I                                                                                Page
         Item 1.    Business                                                             3
         Item 2.    Description of Property                                             10
         Item 3.    Legal Proceedings                                                   10
         Item 4.    Submission of Matters to a Vote of Security Holders                 10

PART II

         Item 5.    Market for Registrant's Common Equity and Related Shareholder
                    Matters                                                             11
         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 12
         Item 7.    Financial Statements                                                18
         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                                28

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a) of the
                    Exchange Act                                                        29
         Item 10.   Executive Compensation                                              30
         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management                                                      31
         Item 12.   Certain Relationships and Related Transactions                      33

PART IV

         Item 13.   Exhibits and Reports on Form 8-K.                                   34


                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

         Repro-Med Systems, Inc. went public in 1982 (OTC - symbol REPR). We design and manufacture medical devices directing resources to the global markets for emergency medical products and infusion therapy. We maintain a presence in the US markets for impotency treatments and gynecological instruments. These products are regulated by the FDA.

         Repro-Med Systems, Inc. was incorporated under the laws of the State of New York, March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, fax is 845-469-5518 and the Internet site is www.repro-med.com

PRODUCTS

         The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to save money for the user and create a repetitive demand for replacement of the disposable component -"razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Contract manufacturing sales continue to be a source of revenue for us. Male infertility and impotency treatments were the first markets entered in the early 1980's and we continue to maintain a presence. Gyneco, the gynecological instruments subsidiary, was acquired in 1986 and sales continue primarily through telemarketing techniques.

         The table below presents the product mix for the last two fiscal years.

                                            2000          1999
                                         % of Sales    % of sales
                                         ----------    ----------

         Infusion Therapy                     6%            5%
         Emergency Medical                   57%           50%
         Contract Manufacturing              24%           31%
         Gynecological Instruments           11%           13%
         Male Impotency Treatments            2%            1%


        We have also been developing other new proprietary medical devices, which would be viewed as state-of-the-art and as fixed asset devices. These products include a device for female incontinence and a device that can be used to detect certain cancers non-invasively using special imaging techniques. Thus, we have products currently on the market, new short-term products about to be marketed, and long range products to support and enhance future growth.

AMBULATORY INFUSION SYSTEMS

         The FREEDOM60 Syringe Infusion Pump was designed for ambulatory infusions. Ambulatory infusion pumps are most prevalent in the home care market. With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

         The FREEDOM60 provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

         For the home care patient, FREEDOM60 is an easy-to-use lightweight mechanical pump acting on a 60cc syringe, completely portable, cost effective and maintenance free--no batteries to replace, no cumbersome IV pole. For the infusion professional, FREEDOM60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Premarket Notification for initial design of the FREEDOM60 as a Class II device was approved by the FDA in May 1994.

         We recently developed a new version of the pump called the FREEDOM60-FM containing an electronic flow monitor system (occlusion and end of infusion alarm) which has opened excellent marketing avenues in nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

         We have signed a group purchasing agreement in December 1999, with Child Health Corporation of America (CHCA) for the FREEDOM60 Syringe Infusion System. CHCA is a cooperative and business alliance of 38 children's hospitals and home care facilities which represents $4.5 billion in annual revenues, has over 61,000 hospital employees and 19,000 pediatricians and pediatric specialists. The agreement calls for CHCA to assist us to market the FREEDOM60 to its members through December 2002. Currently six of the hospitals are actively using the system, and we expect additional hospitals to enjoy the benefits of the FREEDOM60's performance and low-cost.

         Repro-Med Systems' objective is to build a product franchise with FREEDOM60 and the sale of patented disposable tubing sets. FREEDOM60 uses rate-controlled tubing with standard slide clamp and luer-lock connector. The PATENTED SYRINGE DISC CONNECTOR insures that only FREEDOM60 tubing sets sold by us will function within the pump. Non-conforming tubing sets without the patented disc connector are ejected from the pump and prevent an overdose or runaway pump from injuring the patient.

THE MARKET FOR PUMPS & DISPOSABLES

         The ambulatory market has been rapidly changing due to reimbursement issues. Insurance reimbursement has been drastically reduced providing opportunity for FREEDOM60. The market share of high-end electronic type delivery systems is on the decline as well as high-cost disposable non-electric devices. Market pressures have forced patients to go on low-cost gravity systems or IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables. FREEDOM60-FM addresses the largest market segments with the lowest cost alarm syringe pump system.

         The chart below summarizes the market trends of devices.



                   METHOD OF                       MARKET
                ADMINISTRATION                     TREND
                --------------                     -----
                Ambulatory Pump                  Flat/Declining
               Gravity Infusion                  Increasing
               Pole Mounted Pump                 Declining
                  Elastomeric                    Declining
                    Syringe                      Increasing
                    Implant                      Increasing
                    IV Push                      Increasing


ECONOMIC BENEFITS OF FREEDOM60 DISPOSABLE SALES

         The tubing sets currently have a list price of $3.00. The pump has a list price of $125.00 and may be used 4,000 times resulting in a cost per dose of less than $0.04 ($.03125). Initial experience suggests that each pump will use 12 sets per month, as most providers re-use tubing over a 24-hour period. This monthly rate amounts to annual usage of 144 sets producing gross revenues to the distributor of $432 per pump. Installed bases for various levels of pumps produce the following sales:



                    PUMPS IN                    ANNUAL SALES
                     MARKET                    OF DISPOSABLE
                    --------                   -------------
                       5000                      $2,160,000
                      10000                      $4,320,000
                      50000                     $21,600,000
                     100000                     $43,200,000


We have a combination of direct sales and sales through distributors. Distributors typically receive discounts from list price depending upon volumes of up to 35%.

COMPETITION FOR THE FREEDOM60

          FREEDOM60 competes in the United States infusion pump market based on price, service and product performance. Some of the competitors have significantly greater resources for research and development, manufacturing and marketing, and as a result may be better prepared to compete for market share even in areas in which FREEDOM60 products may be superior. The industry is subject to technological changes and there can be no assurance that we will be able to maintain any existing technological lead long enough to establish our products and to sustain profitability.

         The number of competitors and products distributed in the two market segments in which we participate are listed below.

                                        # of             # of
                                     Companies         Products
                                     ---------         --------
          Ambulatory Infusion Pumps     12                50
          Syringe Infusion Pumps         9                 1


Source: "Infusion" Volume 5, Number 9, June 1999, published by the National Home Infusion Association

EMERGENCY MEDICAL PRODUCTS

         Emergency medical products consists of two lines; RES-Q-VAC hand powered emergency suction pump and PLUS Reusable Silicone Resuscitators.

         RES-Q-VAC provides a complete emergency suction system for neonates, children and adults for use in any location, as it is non-electric. RES-Q-VAC removes fluids from a patient's airway. RES-Q-VAC consists of a hand-held, portable suction pump that can be connected to various sized sterile or non-sterile catheters. The one-hand operation makes it extremely effective particularly in emergencies. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician for example, from HIV when suctioning a patient or during post treatment cleanup. All the parts that connect to the pump are disposable. RES-Q-VAC was introduced in 1990 and is now sold in thirty-one countries. The product is generally found in emergency vehicles, hospitals and as backup support for powered suction systems.

         PLUS Reusable Silicone Resuscitators are used to replace or assist normal breathing in patients suffering from respiratory arrest or, especially in the home, as a backup for ventilator assisted patients. PLUS was introduced and positioned as a companion product to RES-Q-VAC in September 1998. PLUS is also found in emergency vehicles and in hospitals.

         PLUS line consists of four models covering adult, child and infant sizes that fit all patients. The product features include mask, patient valve, relief valve, silicone bag, inlet valve and reservoir; and, meets national and international standards for safety and performance set by FDA, ASTM, and ISO.

         PLUS is imported fully assembled and is tested, packaged and distributed from

Chester, NY. We have initiated and filed the Form 510(k) for PLUS with the FDA. Consequently, we are responsible for all compliance and reporting for PLUS with the FDA.

         RES-Q-VAC and PLUS are sold domestically and internationally by emergency medical device distributors. These distributors generally advertise these products in their catalogs. We also manufacture and private label RES-Q-VAC under agreements requiring certain levels of sales performance.

IMPOTENCY TREATMENTS

         We market the RESTORE Kit for the treatment of impotency. RESTORE uses vacuum therapy to naturally induce blood flow to enable an erection. The kit includes Pro-Long constriction rings that make it possible to trap the blood and maintain the erection.

         The US market for impotency treatments is estimated at 30 million men. Pfizer reports that Viagra will not work for 30%-40% of impotent men. Consequently, the potential market for the RESTORE Kit in the US is approximately 10 million men. We have been compelled by limited resources to rely heavily on the web site to generate interest and sales for the RESTORE Kit.

         We signed a joint venture agreement in February 2000 with CNPC of Philadelphia, PA to market impotence products on the Internet. The joint venture is seeking to change the name of the product to "Achieve" and, when funding becomes available, plans to introduce a female system to improve sexual function. The joint venture is also seeking a line of credit or capital to develop the new products.

GYNECOLOGICAL INSTRUMENTS

         We purchased the Gyneco product line in 1986. Products included the Masterson Endometrial Biopsy Kit for in-office biopsy sampling procedures and the Thermal Cautery System used for tubal ligation procedures.

         Masterson Endometrial Biopsy Kit is a self-contained unit that offers a quick and easy procedure for in-office tissue sampling. The powerful vacuum pump is easily operated with one hand. The pump is supplied with sterile disposable curettes and specimen containers presented in a kit.

         The Thermal Cautery System is designed to provide a safe, reliable and effective method of female sterilization. The unit is small, compact and portable. A rechargeable battery supplies power. The unit uses disposable components that include the cautery hook assembly, cannula and Trocar stylette.

CONTRACT MANUFACTURING

         We have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. Historically, OEM sales have been as high as 70% of sales (1996). In 1999 and 2000, contract manufacturing for two customers amounted to 31% and 24% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments, we await further notice. We continue to manufacture a portable, hand-operated suction pump for sale to the remaining active customers and have received non-binding purchase orders through the second fiscal quarter. There are no current contractual commitments with these customers.

         We do not fund a defined marketing effort to solicit contract-manufacturing business, but do respond to request for bids and quotes. Consequently, OEM sales continue on a reduced level as we are committed to the development and sale of our proprietary products.

         We signed an agreement with International Milk Sciences (IMS) on April 15, 2000 for the use of the FREEDOM60 technology for infant feeding. The agreement specifies certain sales levels to be achieved to maintain the exclusivity part of the agreement. IMS is preparing the documents for FDA approval for the new application of this technology.

SALES AND DISTRIBUTION

         Distribution channels for the products are those generally common to their respective markets. Emergency medical products are sold through a wide network of domestic and international distributors in 31 overseas countries. Ambulatory infusion systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. Gynecological instruments are sold from the corporate offices primarily through telemarketing efforts. Male impotency treatment products are marketed primarily through the web site and a limited number of distributors of personal care items.

         We executed an exclusive global distribution agreement in July 1999 for the sale of FREEDOM60 products. As it became evident that specific minimum performance targets would not be achieved, that agreement was terminated in December 1999. Upon termination we expanded our direct sales and marketing efforts towards direct sales to national accounts and selecting new distribution channels.

         We signed a group purchasing agreement in November 1999 that facilitates sales presentations to approximately 38 allied members of the Child Health Corporation of America.

MANUFACTURING AND EMPLOYEES

         Electromechanical assembly, calibration, pre and post assembly quality control inspection and testing, and final packaging for all products have been performed historically at the facility by employees. Products are assembled using molded plastic parts acquired from one supplier located in Taipei, Taiwan and several U.S. vendors. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products. Our policy has been to have multiple vendors as suppliers that also offer mold building capabilities as a service.

         In February 2000, we employed 27 employees, 22 were assigned to manufacturing operations, 4 to administrative functions and one executive officer.

REGULATIONS GOVERNING THE MANUFACTURING OPERATIONS

         The Food, Drug and Cosmetic Act governs the development and manufacturing of all medical products. The Act requires us to register the facility, list devices, file notice of intent to market new products, track the locations of certain products and to report any incidents of death or serious injury relating to the products with the FDA. We are subject to civil and criminal penalties and/or recall seizure or injunctions if we fail to comply with regulations of the FDA.

         We have passed all previous regulatory inspections and believe that we are currently complying with all requirements of the Act in all material respects.

         The most recent Form 510(k) filings with the FDA were for the resuscitator and the vacuum erection device and constriction rings, both approved in 1998.

         We are required to comply with federal, state and local environmental laws, however, there is no significant effect of compliance on capital expenditures, earnings or competitive position. We do not use significant amounts of hazardous materials in the assembly of these products.


PATENTS AND TRADEMARKS

         We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC, an emergency medical product, is susceptible in the international market to imitation. We have been made aware that a competitor is in the process of introducing a competitive product to the RES-Q-VAC. We are responding with the introduction of new innovative features for the RES-Q-VAC which enhances the product and makes it more competitive. The most recent patent granted to us was # 5,336,189 for a "Combination IV Pump & Disposable Syringe" which confers a unique syringe to IV pump interface design. This patent is for the

FREEDOM60 Infusion System, an infusion therapy product. The cost of filing and maintaining applications has deterred pursuing international patents.

         The patent position of small companies is highly uncertain and involves complex legal and factual questions. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology. Furthermore, some patent licenses held may be terminated upon the occurrence of certain events or become non-exclusive after a specified period. There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold.

         Our product names are registered trademarks. There can be no assurance that patents or trademarks will provide competitive advantages for the products covered or that they will not be challenged or circumvented by competitors.

ITEM 2. DESCRIPTION OF PROPERTY

         In February 1999, we executed a sale-leaseback for our masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. The facility is the only location and is used for our headquarters and manufacturing operations.

         Under terms of the contract of sale, we have the option to re-purchase the building, beginning on the second anniversary of the sale and ending on the eighth anniversary. We are required to give 12 months prior notice of the intent to re-purchase the building. The agreed upon amount for re-purchase is as follows:

             Year Three     $2,100,000               Year Four     $2,205,000
             Year Five      $2,315,250               Year Six      $2,431,013
             Year Seven     $2,552,563


         The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $41,052 in the current fiscal year 2-29-00. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended February 29, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 29, 2000, 22,904,000 shares were issued and outstanding and there were approximately 1,219 holders of record.

         Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by the National Quotation Bureau, Inc. for the periods indicated. These quotations represent interdealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                     High Bid    Low Bid
                                                     --------    -------
              Year Ended February 28, 1999:
              -----------------------------
              1st  Quarter                            $0.085      $0.080
              2nd Quarter                             $0.080      $0.060
              3rd Quarter                             $0.060      $0.045
              4th Quarter                             $0.045      $0.032

              Year Ended February 29, 2000
              ----------------------------
              1st  Quarter                            $0.063      $0.032
              2nd Quarter                             $0.125      $0.040
              3rd Quarter                             $0.098      $0.067
              4th Quarter                             $0.560      $0.085


         On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 294,117 shares of Repro-Med common stock at $0.34 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $.34.

         We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 29, 2000, dividend payments on the Convertible Preferred Stock amounted to $8,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as: recent operating losses, uncertainties associated with future operating results; unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity; reimbursement related risks; government regulation of the home health care industry; success of the research and development effort, market acceptance of FREEDOM60, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

2000 VS 1999

         For the year ended February 29, 2000 we showed a profit of $250,300 as compared to a loss for the previous year of $1,324,469. This improvement was created by a combination of improved sales, lower costs, the sale of a subsidiary, and a favorable debt settlement of a line a credit. We expect sales to continue to increase, and have hired a Vice President of Operations to further reduce manufacturing costs and bring certain manufacturing processes in-house. Management anticipates further sales increases during the new year and is optimistic that the profitability will continue.

         Total sales increased 19.7% to $2,065,400 from $1,725,035 as a result of continued increases in RES-Q-VAC sales which were up 16% to $963,341 in 2000 from $827,629 in 1999, Resuscitators improved 239% to $233,336 from $68,842, the FREEDOM60 product line also increased 78% to $125,021 from $70,284, Impotency sales also increased this year 393% to $30,483 from $6,185, OEM sales decreased slightly this year 8% from $536,532 to $493,378, and Gyneco sales, now fully consolidated decreased slightly to $219,851 in 2000 from $220,538 in 1999.

         RES-Q-VAC sales continued to improve this year with an aggressive sales campaign designed to take advantage of the Year 2000 concerns for reliable suction devices during potential power outages. Management is seeking funds to design a new improved suction device and expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also planning to further promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience.

         Sales of the FREEDOM60 Syringe Infusion System continued to improve as well in spite of the cancellation of the Exclusive Distribution Agreement with McKinley Medical, which was terminated for failure to adequately market the products and meet agreed payment terms. We have been marketing FREEDOM60 directly to national providers, other distributors, and regional home care agencies. Sales of FREEDOM60 are expected to continue to improve, as we are negotiating with a national distributor, which would additionally improve sales potential for the line.

         The RES-Q-VAC is under consideration by the U.S. Military for inclusion in medical kits to respond to chemical or biological agents. We have met with representatives of the armed forces to present and demonstrate the advantages of the RES-Q-VAC System. Typically, the consideration and approval process for the armed services is a long process, which we intend to continue until a decision is rendered.

         Cost of Goods Sold (COGS) decreased 5% to $1,125,552 from $1,186,555 - even with the increase in sales of 19.7% due to improved manufacturing processes, aggressive purchasing, and other production efficiencies.

         Selling, General & Administrative Expenses (SG&A) decreased year over year 17% primarily as a result of decreased payroll due to reductions in management staff and a voluntary reduction in salary for Andrew Sealfon. This decrease was partially offset in YE 2000 by an increase in rent of $97,519 as a result of the sale-leaseback of the premises completed in 1999. Thus the SG&A with the addition of rent were still reduced by 8% or $84,915 to $1,008,446 from $1,093,361 (see Page 10 - Sale-Leaseback).

         Research and development decreased 56% to $80,994 from $185,637. Factors in this decrease were due to a salary reduction, the departure of a senior engineer, and a planned decrease in new products until we experience an improvement in available capital. We have placed development and research on hold pending the infusion of new investment capital for such programs.

         Net loss for operations decreased 72% to $237,337 from $862,314 which was primarily the result of improved sales, improved efficiencies, and decreased payroll for the period.

         Non-operating income increased significantly to $370,745 from $40,576 primarily resulting from the sale of the Gamogen subsidiary and the joint venture for Restore. The previous year's non-operating income primarily resulted from interest and rental income offset by mortgage interest.

         For the year ending February 29, 2000, there were two customers whose combined sales were 24% of the total sales, Timm Medical and Mission Pharmacal. Sales are expected to continue with Timm Medical, however, Mission has advised us that they have reduced market support of their product and no additional purchases are anticipated for the fiscal year ending 2001.

         There was no charge for an income tax provision for the current year ended February 29, 2000 as compared to a charge of $494,342 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of fiscal year 2000, we had net working capital of $524,345 a decrease of $322,023 from the previous year. The decrease in working capital was due to the repayment of all bank debt. Repro-Med Systems, Inc. negotiated a settlement payment of $350,000 with the lender that was remitted on October 29, 1999. The payment resulted in the recognition of $62,350 in debt forgiveness that is reflected as an extraordinary item on the Statement of Income. As part of the agreement, Repro-Med Systems, Inc. signed a promissory note for $66,000 that becomes due through October 2002 only upon the sale of either of our two major product lines. If neither of the two product lines is sold, the note payable terminates.

         We have -0- bank debt in YE February 2000 as compared to $679,878 for the previous year.

         We are currently operating at a neutral cash flow and have sufficient capital for our ongoing needs, based on the anticipated continued sales growth and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we will be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. We are actively pursuing capital investment and are seeking a line of credit to facilitate the development of our new technology, as well as to begin an increase in production required to meet new anticipated demand of our products. We are in the process of acquiring equipment to begin in-house production of products, which have previously been acquired through non-affiliated vendors. This equipment will open additional avenues of opportunity for us to improve our margins on the current products as well as becoming a source to generate additional revenue.

         Accounts Receivables increased at February 29, 2000 to $227,871 as compared to $120,470 for the previous year due to increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments, irrevocable letters of credit and net 45 days to allow for increased delays due to transportation and communications. As of February 29, 2000, 80% of Accounts Receivable were current, 15% were at 30-59 days and 5% were over 60 days.

         Prepaid expenses and other receivables decreased $33,168 from $78,785 to $45,517 through improved cash flow and budget analysis.

         Deposits decreased $150,000 from $190,000 to $40,000. The $150,000 was a cash collateral for bank indebtedness and was applied to debt reduction. The remaining $40,000 is a rental security deposit on the facility at 24 Carpenter Rd., Chester, NY.


         Capital expenditures in 2000 were $40,967 as compared to $61,666 in 1999, which reflects our overall cost containment efforts. Other assets decreased $14,072 primarily due to the investment in Gamogen, Inc. which was sold in 1999.


         We concluded the sale of our investment in Gamogen, Inc. on October 31, 1999 effective September 1, 1999. The proceeds from the transaction were $263,579. The cost basis for the investment was $41,779. Consequently, the sale resulted in the recognition of a gain of $221,800 that is reflected in the Statement of Income as "Other Income". As part of the sale, we purchased income-producing assets and assumed certain liabilities from Gamogen, Inc. and its subsidiary Gyneco, Inc. This purchase resulted in our retaining control and obtaining sole ownership of the operations of Gyneco, Inc. We anticipate savings in accounting and legal fees to meet the reporting requirements associated with Gamogen, Inc. as well as improved efficiencies internally that had been related to the additional bookkeeping and clerical efforts.

         In February 1999, we executed a sale-leaseback for our masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. The facility is our only location and is used for our headquarters and manufacturing operations.

         Under terms of the contract of sale, we have the option to re-purchase the building, beginning on the second anniversary of the sale and ending on the eighth anniversary. We are required to give 12 months prior notice of the intent to re-purchase the building. The agreed upon amount for re-purchase is as follows:

            Year Three     $2,100,000           Year Four     $2,205,000
            Year Five      $2,315,250           Year Six      $2,431,013
            Year Seven     $2,552,563

         The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $41,052 in the current fiscal year 2-29-00. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

1999 VS. 1998

         Total sales in 1999 declined $500,307 to $1,725,035 as a result of a one-time sale in 1998 of $708,000 which did not repeat in 1999. The sale, for an oral treatment for male impotence, was made by a Company affiliate, Gamogen. Our 1999 sales, not including affiliates, were $1,504,497, an additional $220,538 in sales were made by affiliates bringing total sales to $1,725,035 for the year.

         The $1,504,497 of sales, not including affiliates, compares to $1,241,988 for 1998 which also excludes affiliate sales. This is a 21% or $262,509 increase for 1999 compared to 1998. The increase in sales is attributable to the emergency medical products, RES-Q-VAC and Resuscitators. RES-Q-VAC sales were up 39% or $232,327 in 1999 and Resuscitators added $68,843 in first year sales. Strong demand early in the year for RES-Q-VAC products included large domestic and international orders from existing customers. The principal customer for the new Plus Resuscitator product in 1999 was Mada Medical Products ("Mada"). Sales to Mada accounted for 85.6% or $58,934 of total Resuscitator sales for 1999.

         Total impotency treatment sales were down slightly, 8% or $48,500, in 1999 versus 1998. We sell a substantial portion of our impotence treatment products to OEM customers. In 1999, we sold 99.5% or $533,678, of our impotency treatment products to: Mission ($273,790), Osbon a division of Imagyn ($113,072) and Timm ($146,816). This compares to total impotency treatment sales in 1998 of $582,178 of which 100% were sold to two customers. Mission 1998 sales were $122,511 and Osbon were $459,667.

         In November 1998, Timm purchased the Osbon business from Imagyn. This meant, in effect, that we had two primary customers for our impotency treatment products at any point in time during 1999 as in 1998.

         Sales of $273,790 were recorded in 1999 for Mission with another $246,610 recorded as deposits for products in various stages of raw material and work-in-progress.

         Sales of our infusion therapy products, were $70,284 in 1999 and $68,988 in 1998.

         Cost of goods sold for 1999 decreased 1% from 1998. This is a $127,021 decrease and is attributable to variations in the combination of products sold.

         Selling, general and administrative ("SG&A") expenses were down 5.9% or $68,616. This decrease is the result of expenses, which occurred in 1998 and did not repeat in 1999. Expense reduction efforts further reduced SG&A expenses in 1999. SG&A expenses of $55,660 in 1998 that did not repeat in 1999, were associated with the Gamogen's sale of its Oral Treatment for Male Impotence. Company expense reduction efforts included a 25% reduction effective on June 29, 1998, in executive salaries for Andrew Sealfon, President, and Jesse Garringer, Executive Vice President. This was a $45,100 reduction including benefits for the year. Offsetting some of these expense reductions were additional sales and marketing expenses associated with promoting the FREEDOM60 infusion therapy product.

         Research and development expenses declined 22% in 1999. The two major factors were a one-time $30,000 payment for expenses from OEM customer, Mission, for engineering work on their impotency treatment product. Another $19,800 was saved through Andrew Sealfon's 25% salary reduction which took effect on June 29, 1998. A portion of Mr. Sealfon's salary is allocated to research and engineering expenses. The payment that offset a portion of Mission's research and engineering costs was received in fiscal 1998 and recorded as a customer deposit at fiscal 1998 yearend.

         Net loss from operations was $862,314 in 1999 compared to a loss of $369,131 in 1998. The primary reason for the increased loss was the gross margin realized in 1998 because of a one-time sale in 1998 of $708,000, which did not repeat in 1999. The sale, for an oral treatment for male impotence, was made by a Company affiliate, Gamogen.

         Non-operating income was $490,193 in 1999 compared to a loss of $66,699 in 1998. The primary reason for the difference was the $433,207 gain on the sale of our property in Chester, New York. On February 25, 1999 we executed a sale-leaseback for our building and land located at 24 Carpenter Road, Chester, New York 10918 (see Item 2.,Description of Property on Page 10). At the same time the facility was sold, we entered into a 20-year lease with the new owner, West 125th. The lease allows us to conduct our manufacturing and other business processes as usual. Other items affecting non-operating income in 1999 was $73,530 in other income received from Mission for tooling and services associated with their OEM vacuum erection device. The rental income from Key Bank of $86,100 received by us in 1999, did not continue in fiscal 2000 because the Key Bank lease was part of the building sale.

         The Provision for Income Taxes, an expense, which reduced income by $494,342, resulted from a year-end valuation allowance, which reduced the deferred tax asset of $514,409 to $0. Establishing this allowance was required by accounting rules when certain tests determine there is a 50% or less probability of future realization of the deferred tax asset.

ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------------


    Report of Independent Certified Public Accountants                      19

Financial Statements:

    Balance Sheets, February 29, 2000 & February 28, 1999                   20

    Statements of Income, February 29, 2000 & February 28, 1999             21

    Statements of Changes in Stockholders' Equity,

    February 29, 2000 and February 28, 1999                                 22

    Statements of Cash Flows, February 29, 2000 & February 28, 1999         23

    Notes to Financial Statements                                           24

                       WEINGAST, ZUCKER & RUTTENBERG, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                11 HOLLAND AVENUE
                          WHITE PLAINS, NEW YORK 10603


                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY

         We have audited the accompanying consolidated balance sheets of Repro-Med Systems, Inc. and Subsidiary as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repro-Med Systems, Inc. and Subsidiary as of February 29, 2000 and February 28, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 29, 2000, in conformity with generally accepted accounting principles.


/s/ Weingast, Zucker & Ruttenberg, LLP
--------------------------------------

White Plains, NY
May 25, 2000

                             REPRO-MED SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
------
CURRENT ASSETS                                      2-29-00            2-28-99
--------------                                      -------            -------

    Cash & Cash Equivalents                       $ 167,085          $ 683,321
    Short-term Investments                                0             81,352
    Accounts Receivable, net                        227,871            120,470
    Inventory                                       555,882            573,560
    Prepaid Expenses & Other Receivables             45,517             78,785
    Deposits                                         40,000            190,000
                                                     ------            -------
TOTAL CURRENT ASSETS                              1,036,355          1,727,488

EQUIPMENT & OTHER ASSETS
------------------------
    Equipment-net                                 $ 483,806          $ 522,660
    Other Assets                                     54,412             68,484
                                                     ------             ------
TOTAL EQUIPMENT & OTHER ASSETS                      538,218            591,144
                                                    -------            -------

TOTAL ASSETS                                    $ 1,574,573        $ 2,318,632
                                                ===========        ===========



LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                $59,363            $41,250
    Current Portion Long Term Debt                        0             55,580
    Bank Line of Credit Payable                           0            439,372
    Accrued Expenses                                184,936             75,727
    Current Portion Capital Gain                     22,481             22,481
    Customer Deposits                               245,230            246,610
                                                    -------            -------
TOTAL CURRENT LIABILITIES                           512,010            881,020

     Deferred Capital Gain                          404,655            427,136

     Long Term Debt                                       0            184,926
                                                          -            -------
TOTAL LIABILITIES                                   916,665          1,493,082
                                                    -------          ---------

Minority Interest in Subsidiary                           0            288,882

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                           100                100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 22,904,000 & 22,142,000
    Respectively                                    229,040            221,420
    Warrants Outstanding                                  0                140
    Additional Paid-in Capital                    2,031,631          3,040,662
    Accumulated Deficit                         (1,460,863)        (2,583,654)
    Treasury Stock at Cost                        (142,000)          (142,000)
                                                  ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                          657,908            536,668
                                                    -------            -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 1,574,573        $ 2,318,632
                                                ===========        ===========

*see accompanying notes to financial statements

                            REPRO-MED SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEARS ENDED


                                                      2-29-00        2-28-99
                                                      -------        -------

SALES
-----
  Net Sales of Products                           $ 2,065,400     $ 1,725,035

COSTS AND EXPENSES:
-------------------
  Cost of Goods Sold                                1,125,552       1,186,555
  Selling, General & Administrative                 1,008,446       1,093,361
  Research & Development                               80,944         185,637
  Depreciation & Amortization                          87,795         121,796
                                                       ------         -------
  TOTAL COSTS AND EXPENSES                          2,302,737       2,587,349

NET OPERATING LOSS                                   (237,337)       (862,314)
------------------

NON-OPERATING INCOME (EXPENSE)
------------------------------
  Rental Income                                             0          86,100
  Interest Expense                                    (44,104)       (135,266)
  Interest & Other Income                              18,049          89,742
  Gain on Sale of Subsidiary                          224,788               0
  Gain on Termination of Joint Venture                172,012               0
                                                      -------          ------
TOTAL NON-OPERATING INCOME (EXPENSE)                  370,745          40,576
                                                      -------          ------

  INCOME (LOSS) BEFORE TAXES                          133,408        (821,738)
  (Provision) Benefit for Income Taxes                      0        (494,342)
                                                      -------        --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST &
EXTRAORDINARY ITEM                                    133,408      (1,316,080)

  Extraordinary Item                                   62,350               0
                                                       ------              --
      Income (Loss) Before Minority Interest          195,758      (1,316,080)

Minority Interest                                     (54,542)          8,389
                                                      -------           -----

NET INCOME (LOSS)                                    $250,300     ($1,324,469)
                                                     ========     ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
---------------------------------------------
  Primary                                          20,629,000      22,142,000
  Fully Diluted                                    23,123,117      25,303,597


EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
  Primary-Before Extraordinary Item                     $0.01         ($0.060)
  Fully Diluted Before Extraordinary Item               $0.01         ($0.052)
  Primary-Extraordinary Item                            $0.00            N/A
  Fully Diluted-Extraordinary Item                      $0.00            N/A

*see accompanying notes to financial statements

                             REPRO-MED SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FEBRUARY 29, 2000 & FEBRUARY 28, 1999


                                                                                      Warrants &
                                                                                      ----------
                                            Preferred              Common                Add'l
                                            ---------              ------                -----
                                              Stock                 Stock               Paid-In     Accumulated     Treasury
                                              -----                 -----               -------     -----------     --------
                        Total Equity    Shares       Amt      Shares        Amt         Capital      (Deficit)       Stock
                        ------------    ------       ---      ------        ---         -------      ---------       -----

STOCKHOLDERS'
EQUITY 2/98              $1,869,137     10,000       $100    22,142,000   $221,420     $3,040,802   ($1,251,185)   ($142,000)


CHANGES FEB
1999:
Preferred                    (8,000)                                                                     (8,000)
Dividend

Net Income               (1,324,469)
(Loss)                                                                                               (1,324,469)

Stockholders'
Equity 2/99                $536,668     10,000       $100    22,142,000   $221,420     $3,040,802   $(2,583,654)   ($142,000)
                           ========     ======       ====    ==========   ========     ==========   ===========    =========


CHANGES
FEB 2000:
Preferred                    (8,000)                                                                     (8,000)
Dividend

Net Income                  250,300                                                                     250,300

Issuance of                   7,620                             762,000      7,620
Common Stock


Warrants                       (140)                                                         (140)


Sale of
Subsidiary                 (128,540)                                                   (1,009,031)      880,491

                    --------------------------------------------------------------------------------------------------------
Stockholders'
Equity 2/00                $657,908     10,000       $100    22,904,000   $229,040     $2,031,631   ($1,460,863)   ($142,000)
                           ========     ======       ====    ==========   ========     ==========   ===========    =========

*see accompanying notes to financial statements

                             REPRO-MED SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED


                                                                Feb. 29, 2000         Feb. 28, 1999
                                                                -------------         -------------
Cash Flows Provided by Operating Activities
Income (loss) from continuing operations                           $250,300            ($1,324,469)
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
   Depreciation and Amortization                                     87,795                121,796
   Deferred income taxes                                                  0                514,409
   Deferred gross profit - building lease                          (22,481)                449,618
   Minority Interests                                             (288,882)                  8,389
Changes in Assets and Liabilities:
   Accounts Receivable                                            (107,401)                112,445
   Inventories                                                       17,678                 60,549
   Prepaid Expenses                                                  33,268               (12,909)
   Accounts Payable                                                  18,113               (99,190)
   Accrued Expenses                                                 109,209                104,148
   Lease Deposit                                                          0               (40,000)
   Customers Deposits                                                (1380)                      0
Net cash provided by (used in) investing activities                  96,219              (105,213)
                                                                     ------              ---------
Cash flow provided by investing activities:
   Short term investments                                            81,352                549,937
   Capital Expenditures                                            (48,941)               (49,679)
   Other Assets                                                      14,072               (11,289)
   Sale of property                                               (128,540)              1,140,032
                                                                  ---------              ---------
   Net cash provided by (used in) investing activities             (82,057)              1,629,021
                                                                   --------              ---------
Cash flow (used in) financing activities:
   Repayment of term loan                                         (240,506)               (51,100)
   Proceeds line of credit                                                0                120,000
   Repayment line of credit                                       (439,372)               (40,628)
   Repayment of mortgage                                                  0              (871,326)
   Preferred stock dividends                                          8,000                (8,000)
   Issuance of Common Stock                                           7,620                      0
   Warrants                                                           (140)                      0
   Cash collateral deposits                                         150,000              (150,000)
                                                                    -------              ---------
Net cash provided by (used in) financing activities               (530,398)            (1,001,054)
                                                                  ---------            -----------
Net increase (decrease) in cash                                   (516,236)                522,754
Cash, beginning of period                                           683,321                160,567
                                                                    -------                -------
Cash, end of period                                                $167,085               $683,321
                                                                   ========               ========
Supplemental disclosures:
Cash payments for:
   Interest                                                         $48,099               $131,302
   Income Taxes                                                           0                (3,419)


*see accompanying notes to financial statements

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization and Summary of Significant Accounting Policies

(A) Repro-Med Systems, Inc. was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

(B) The balance sheet for the Year ended February 29, 2000 represents Repro-Med Systems Inc without subsidiary. The Statement of Income includes the Gamogen subsidiary consolidated through the date of sale. Gamogen was sold to an unrelated third party as of August 31, 1999.

(C)  Revenue is recognized when products are shipped.

(D) Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

(E) Property and equipment is stated at cost. Property is being depreciated over forty years and equipment is being depreciated over five to twelve years utilizing both the straight-line and accelerated methods of depreciation.

(F) Inventory is valued at the lower of cost (first-in, first-out method), or market.

(G) The Financial Statements are presented in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the shares to be issued assuming exercise of warrants and options.

(H) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share is not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share is not less than 110% of the fair market value of the common stock on the date the price was reduced. No options granted under the Option Plans have been exercised as of February 29, 2000.

(I) On February 28, 1999, the Company changed the valuation allowance for deferred income taxes to $514,409 from $0. The valuation allowance has been calculated at the maximum amount which had reduced the value of our deferred income taxes asset balance to zero.

(J) Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

(K) Short-term investments are investments with maturities greater than three months and less than one year. Investments are recorded at lower of cost or market.

(L) Use of estimates - the Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments. The actual results may differ from those estimates.

(M) Reclassification - certain reclassifications have been made to prior year amounts to conform with current year presentation.

NOTE 2 - Inventory

             Inventory Consists of:         February 2000      February 1999
                                            -------------      -------------
         Raw Materials                        $270,754            $298,881
         Work In Process                       152,745              83,904
         Finished Goods                        132,383             190,775
                                               -------             -------
                                   Total      $555,882            $573,560
                                              ========            ========

NOTE 3 - Equipment and Other Assets

                                            February 2000      February 1999
                                            -------------      -------------
            Furniture and Equipment           1,033,718          $1,166,081
            Accumulated Depreciation          (549,912)           (643,420)
                                              ---------           ---------
            Net Equipment                      $483,806           $ 522,661
                                               ========           =========

         Other Assets:
            Patent Costs                        $90,296           $ 197,088
            Deferred Charges                          0              19,800
            Goodwill                             14,137              14,137
            NuMedTec                                  0               6,100
            Accumulated Amortization           (50,021)           (168,641)
                                               --------           ---------
          Net Other Assets                      $54,412             $68,484
                                                =======             =======

NOTE 4 - LONG-TERM DEBT

                                            February 2000      February 1999
                                            -------------      -------------

Notes payable to bank                             0               240,506
                                                  -
      Less current maturities                     0                55,580
                                                  -                ------
Long-term debt less current maturities            0              $184,926
                                                  =              ========



          The company had a line of credit of $500,000 in fiscal year ended February 28, 1999. At February 28, 1999, $439,372 was used by the company and $6,313 was available. During fiscal year ended February 29, 2000, the entire line of credit was paid off by the company and the line of credit was terminated.

NOTE 5 - Capitalization And Certain Capital Transactions

         On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. As of February 29, 2000 the Convertible Cumulative Preferred Stock can be converted to 294,117 shares of common stock at the conversion price of 34 cents per share.

         On October 31, 1995, the Company purchased in a private offering 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company purchased in a private offering 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med has the exclusive right to vote all the shares covered under the voting agreement. The 2,000,000 shares redeemed on September 10, 1996 while held by the Company will be voted exclusively by Mr. Sealfon until June 30, 2002 as required by the voting trust. Treasury Stock shares may be sold at a future time or held by us for corporate use.

         During fiscal year February 29, 2000, the company issued 450,000 shares of stock, a portion which was used to pay for various expenses.

NOTE 6 - Related Party Transactions

         The Company leases an aircraft from an officer for $19,500 and $19,000 at February 29, 2000 and February 28, 1999.

         The Company lease office space from an officer for $6,000 in February 28, 2000 and February 28, 1999.

         Repro-Med Systems, Inc. also allocated overhead expenses to its subsidiaries totaling $240,428 and $156,616 at February 29, 2000 and February 28, 1999 respectively.

         The Company had been in a joint venture with its subsidiary, Gamogen, Inc., to market and sell the Restore product. The joint venture was terminated in fiscal year February 29, 2000

NOTE 7 - Earnings Per Share

         Primary earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period (including 2,275,000 shares held as treasury stock). Fully diluted earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period (including 2,275,000 shares held as treasury stock) as if the excercisable options were converted into common stock at the beginning of the period.

      Earnings (Loss) Per Common Share        February 2000     February 1999
                                              -------------     -------------
      Primary  Per Share                             $0.01         $ (0.060)
      Number of Shares Primary                  22,629,000        22,142,000

      Fully Diluted Per Share                         0.01         $ (0.052)
      Number of Shares Fully Diluted            23,123,117        25,303,597

NOTE 8 - Income Taxes

         Effective February 28, 1994 the Company adopted statement Number 109 of the Financial Accounting Standards, Accounting for Income Taxes ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in our financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. As of February 29, 2000 Repro-Med has a net operating loss carry forward ("NOL") of approximately $1,450,000 available to offset its future income tax liabilities. The NOL will begin to expire in the year 2002 and has been used to offset deferred taxes for financial purposes

The provision for income taxes consists of the following:


                                         February 29, 2000   February 28,1999
                                         -----------------   ----------------

          Current Taxes                           $ 0             ($20,067)
          Deferred Taxes                            0                     0
          Valuation Allowance                       0               514,409
                                                    -               -------
          Provision for income Taxes              $ 0             $ 494,342
                                                  ===             =========


NOTE 9 - Sale-Leaseback Transaction-Operating Lease

         On February 25, 1999, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its land and building at 24 Carpenter Avenue, in Chester, New York and leased it back for a period of 20 Years. The leaseback has been accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

         At February 29, 2000 the future minimum rental payments are:

Year                       Minimum rental payments
----                       -----------------------
2001                              $120,000
2002                               120,000
2003                               120,000
2004                               120,000
2005                               120,000
thereafter                      $1,805,000
Total                           $2,405,000

NOTE 10 - Major Customer

         In February 29, 2000 there were two customers, Timm Medical and Mission Pharmacal, that accounted for 24% of the total sales. Management expects sales with Timm Medical to continue in fiscal year February 28, 2001. However there has been no indication that Mission Pharmacal will continue to purchase inventory from Repro-Med Systems, Inc. Mission Pharmacal currently has a deposit with Repro-Med Systems, Inc. of $228,270 for units which haven't been completed yet. When the units are completed the deposits will be recorded as sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth-certain information with respect to the Executive Officers and Directors:

               Name                    Age             Position/Held Since
               ----                    ---             -------------------

               Andrew I. Sealfon       54              President 1980,
                                                       Treasurer 1983,
                                                       Chairman 1989,
                                                       Director 1980
                                                       CEO 1986

               Paul Mark Baker         50              Director 1991

               John Carlson            60              Director 1987

               Remo Spagnoli           71              Director 1993


         Mr. Sealfon is deemed a "parent" and "promoter" as those terms are defined under the Securities Act of 1933 as amended.

         All directors hold office until the next annual meeting of shareholders or until their successors is elected. Executive Officers hold office at the discretion of the Board of Directors.

         Mr. Sealfon Co-founded Repro-Med Systems Inc. in 1980. He is an electrical engineer and inventor and has been granted numerous United States patents. Mr. Sealfon is a graduate of Lafayette College.

         Dr. Baker earned a medical degree from Cornell University Medical College. He is a practicing pediatrician and is attending at Department of Pediatrics Horton Memorial Hospital, Middletown, NY and attending at New York Hospital-Cornell Medical Center in New York City. Dr. Baker assisted us in the development of the RES-Q-VAC Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC in a letter to Lancet, a medical journal.

         Mr. Carlson is an independent financial consultant advising management in setting strategic direction and counseling daily operations. Mr. Carlson is a Co-founder and President of ViCar Products, Inc, which has been seeking acquisitions since its formation in December 1997. From July 1996 through November 1997, Mr. Carlson served as Senior Vice President, and as a director of Ocurest Laboratories, Inc. Mr. Carlson was President and Chief Executive Officer of Allied Plastics, Inc. from November 1992 to January 1995. From June 1995 until joining Ocurest Mr. Carlson was General Manager of InterScept Products Corporation. Mr. Carlson acted as a consultant to Repro-Med Systems, Inc from August 1999 through March 2000.

         Mr. Spagnoli is a principal founder and past President and Chairman of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli presently consults for CRS, Inc.


ITEM 10.  EXECUTIVE COMPENSATION

         Andrew I. Sealfon, President, received $129,750 in salary from Repro-Med (including amounts attributable to services to Repro-Med Systems and Gyneco) during the fiscal year ended February 29, 2000. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

         The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

         Name & Position            Year      Salary        Other*
         ---------------            ----      ------        ------

         Andrew I. Sealfon,
         President                  2000     $129,750      $8,949
                                    1999     $146,144      $11,895
                                    1998     $171,379      $13,160

         * Other compensation includes car allowance and $6,000 for non-reimbursed cost of lab facilities.

         We did not grant any stock options in the fiscal year ended February 29, 2000.

         Table of aggregated options exercised in the fiscal year and option values at year-end February 2000:

                                                                      Value of
                                                   Number of        Unexercised
                                                  Unexercised      In-the-Money
                         Shares                    Options at         Options
                        Acquired                    Year-end        at Year-end
       Name of             On         Value       Exercisable/      Exercisable/
     Individual         Exercise    Realized     Unexercisable     Unexercisable
     ----------         --------    --------     -------------     -------------

     A. I. Sealfon
     Exercisable            0           0          1,500,000          $225,000
     Unexercisable          0           0              0                 $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 2000 the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:


     Name of Principal Shareholders        Number of      Percent
         and Identity of Group           Shares Owned    of Class     Notes:
     ------------------------------      ------------    --------     ------

     Andrew I. Sealfon*                    10,538,750       46%       1,2,5

     Dr. Paul Mark Baker                    1,254,000        5%       5

     John Carlson                              80,000        0        5

     Remo Spagnoli                          1,101,950        4%       3,4,5

     Repro-Med Systems Inc                  2,275,000       10%       6

     All Directors and Officers as a
     Group (4 Persons)                     15,249,700       67%


     * Andrew I. Sealfon is deemed a "parent" and a "promoter" of Repro-Med Systems Inc. as those terms are defined under the Securities Act of 1933, as amended.

     (1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

     (2) Under the terms of a voting agreement dated June 30, 1992, Messrs. Sealfon and Zorgniotti agreed to vote their shares jointly when voting as stockholders. This agreement which is in effect for 10 years represents 3,571,500 shares previously owned by the Estate of A. Zorgniotti. In 1996, 2,000,000 shares were purchased by Repro-Med, Inc., January 1997, 1,571,500 were purchased in a private transaction by a number of individual investors including at that time an officer and three directors of Repro-Med. This same group purchased 400,000 shares from the estate of A. Zorgniotti in May 1998. These transactions were subject to the voting agreement and results in 3,971,500 shares being classified as owned by Mr. Sealfon.

     (3) Includes 477,000 shares of Common Stock owned by six members of Mr. Spagnoli's family.

     (4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 1999, Mr. Spagnoli received $8,000 in preferred stock dividends. The preferred stock can be redeemed for 294,117 shares of Repro-Med common stock at $0.34 per share. Consequently, 294,117 shares are deemed beneficially owned by Mr. Spagnoli and included above.

     (5) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. As of March 2000, no options granted under the Option Plans were exercised.

     (6) Treasury stock acquired by Repro-Med Systems Inc. total cost as reflected on balance sheet for 2,275,000 shares of Common Stock is $142,000.

                                                          Price       No. Shares & Earliest
         Name               Main Position               Per Share        Date of Exercise
         ----               -------------               ---------        ----------------
       Sealfon, A           President                   $0.066          1,500,000, 3/1/95
       Baker, M.            Clinical Consultant         $0.060            300,000, 3/1/95
       Howarth*             Vice President - Sales      $0.060             50,000, 3/1/95
                                                                          150,000, 1/1/99

       1995 Stock Option Plan for Non-employee Directors:
       --------------------------------------------------
       Carlson, J          Director                     $0.06              20,000, 3/1/96
                                                                           20,000, 3/1/97
                                                                           20,000, 3/1/98
                                                                           20,000, 3/1/99
                                                                           20,000, 3/1/00

       Spagnoli, R         Director                     $0.06              20,000, 3/1/96
                                                                           20,000, 3/1/97
                                                                           20,000, 3/1/98
                                                                           20,000, 3/1/99
                                                                           20,000, 3/1/00


         The above calculations give effect to purchase of shares exercisable within 60 days of February 2000 under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group.

         * M. Howarth has temporarily left the Company as of April 30, 2000 and has exercised her 200,000 options in May, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1986, Gamogen issued 699,200 shares of Common Stock to Repro-Med for $41,779. On September 1, 1999, Repro-Med sold the investment and purchased the operation of Gamogen and its subsidiary Gyneco, Inc. This ended the affiliation with Gamogen. For the first six months of the fiscal year, however, the operations of Gamogen were consolidated with Repro-Med.

         In 1993, Repro-Med designed some of its components around parts that were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and for use of the design patent. Gyneco was compensated with a 3% royalty on those OEM sales employing parts relating to its tooling. For the RES-Q-VAC items using Gyneco tooling a 4% royalty was paid.

Payments to Gyneco from Repro-Med under this arrangement totaled $11,728 in the fiscal year ended February 2000 and $27,308 in 1999. With the acquisition of Gyneco's operations this payments ceased.

         To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid in 2000 were $19,500 versus $19,000 paid in 1999. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

         Messrs. Sealfon and Zorgniotti entered into a ten year voting agreement June 30, 1992 pursuant to which they agreed on their behalf and on behalf of their successors in interest to vote all the shares over which they then had voting control when voting for the election of directors (or as directors when filling vacancies in the board) for persons designated jointly by them with one half or a majority (if there are an odd number of directors) of the designees to be named by Mr. Sealfon and the remainder by Dr. Zorgniotti. The voting agreement further provides for either of them to designate all directors or to determine how all of the shares shall be voted on other matters requiring the approval of stockholders, in the event of the death of the other. Dr. Zorgniotti died July 7, 1994, therefore Mr. Sealfon has the exclusive right to vote all the shares covered under the voting agreement.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

(3)      Articles of Incorporation and By-Laws

                  3(a)  -    Articles of Incorporation(1)

                  3(b)  -    By-Laws(2)

(10)     Material Contracts:

                  10(c) Voting Agreement for Repro-Med Systems, Inc.
                          Common Stock between  Andrew I. Sealfon and
                          Dr. Adrian Zorgniotto(3)

                  10(e) 1995 Stock Option Plan(5)
                  10(f) 1995 Stock Option Plan for Non-employee Directors(5) 10(h) Sales Representative Agreement(7)
                  10(i) Termination Agreement(7)

(21)     Subsidiary of Registrant:

         NONE

(b) REPORTS ON FORM 8-K:

         No reports on Form 8-K have been filed by the Registrant during the last fiscal year the period covered by this report.


----------
(1) Incorporated by reference from the Registration and Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

(2) Incorporated by reference from the Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1987.

(3) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 29, 1993.

(5) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1995.

(7) Incorporated by reference from Form 10-QSB Report of Repro-Med Systems, Inc., dated November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
----------------------------
Andrew I. Sealfon, President
Dated:  June 06, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew I. Sealfon                                            June 6, 2000
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer,
Chief Financial Officer


/s/ John F. Carlson                                              June 6, 2000
-----------------------------
John F. Carlson, Director


/s/ Dr. Paul Mark Baker                                          June 6, 2000
-----------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                                June 6, 2000
-----------------------------
Remo Spagnoli, Director