Form 10QSB
period 2000-05-31
REPRO MED SYSTEMS INC
filed 2000-07-17
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

         For the quarterly period ended                May 31, 2000

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

Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at May 31, 2000
            -----                       ---------------------------

Common stock, $.01 par value            23,354,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                               PAGE
                                                                     ----
ITEM 1.
         Financial Statements
         Balance Sheets - May 31, 2000 and                             3
         February 29, 2000

         Statements of Income - for the three-months
         ending May 31, 2000 and May 31, 1999                          4

         Statements of Cash Flow -
         May 31, 2000 and 1999                                         5

         Notes to Financial Statements                                 6

ITEM 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                6

PART II

ITEM 1.
         Legal Proceedings                                             8

ITEM 2.
         Changes in Securities                                         8

ITEM 3.
         Defaults Upon Senior Securities                               8

ITEM 4.
         Submission of Matters to a Vote of Security Holders           8

ITEM 5.
         Other Information                                             8

ITEM 6.
         Exhibits and Reports on Form 8-K                              8

                             REPRO-MED SYSTEMS, INC
                                  BALANCE SHEET


                                                         5-31-00        2-29-00
ASSETS                                                   -------        -------
CURRENT ASSETS

    Cash & Cash Equivalents                             $136,117       $167,085
    Accounts Receivable, net                             240,653        227,871
    Inventory                                            626,315        555,882
    Prepaid Expenses & Other Receivables                  56,522         45,517
    Deposits                                              40,000         40,000
                                                          ------         ------
TOTAL CURRENT ASSETS                                   1,099,607      1,036,355
                                                       =========      =========

EQUIPMENT & OTHER ASSETS
    Equipment-net                                        469,114        483,806
    Other Assets                                          53,153         54,412
                                                          ------         ------
TOTAL EQUIPMENT & OTHER ASSETS                           522,267        538,218
                                                         -------        -------

TOTAL ASSETS                                          $1,621,874     $1,574,573
                                                      ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                    $142,662        $59,363
    Accrued Expenses                                     187,496        184,936
    Current Portion Capital Gain                          22,481         22,481
    Customer Deposits                                    175,090        245,230
                                                         -------        -------
Total Current Liabilities                                527,729        512,010

     Deferred Capital Gain                               399,035        404,655
                                                         -------        -------
TOTAL LIABILITIES                                        926,764        916,665
                                                         -------        -------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                100            100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,354,000 & 22,904,000
    Respectively                                         233,540        229,040
    Additional Paid-in Capital                         2,054,131      2,031,631
    Accumulated Deficit                              (1,450,661)    (1,460,863)
    Treasury Stock at Cost                             (142,000)      (142,000)
                                                       --------       --------
TOTAL STOCKHOLDERS' EQUITY                               695,110        657,908
                                                         -------        -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $1,621,874     $1,574,573
                                                      ==========     ==========

                             REPRO-MED SYSTEMS, INC
                               STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED

                                                 May 31, 2000     May 31, 1999
                                                 ------------     ------------
SALES
  Net Sales of Products                              $556,614         $527,277


COST AND EXPENSES
  Cost of Goods Sold                                  292,454          303,447
  Selling, General & Administrative Expenses          219,797          296,341
  Research and Development                             12,946           33,812
  Depreciation and Amortization                        21,415           22,976
                                                       ------           ------
TOTAL COST AND EXPENSES                               546,612          656,576
                                                      -------          -------

INCOME (LOSS) FROM OPERATIONS                          10,002        (129,300)

Non-Operating Income (Expense)
  Interest (Expense)                                        0         (10,216)
  Interest & Other Income                                 200            3,169
                                                          ---            -----
                                                          200           (7,047)

INCOME (LOSS) BEFORE MINORITY
INTEREST SHARE OF OPERATIONS                           10,202        (136,347)
  Minority Interest in Income of Subsidiary                 0          (6,613)
                                                            -          ------

  Income (Loss) Before Income Taxes                    10,202        (142,960)

  Provision for Income Taxes                                0              760
                                                            -              ---

NET INCOME (LOSS) AFTER TAXES                          10,202        (143,720)
                                                       ======        ========

EARNINGS (LOSS) PER COMMON SHARE
  Primary                                               $0.00          ($0.01)
  Fully Diluted                                         $0.00          ($0.01)

                             REPRO-MED SYSTEMS, INC
                             STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                  MAY 31, 2000     MAY 31, 1999
                                                  ------------     ------------

OPERATING ACTIVITIES
INCOME (LOSS) FROM CONTINUED OPERATIONS                $10,202       ($143,720)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO CASH PROVIDED BY OPERATING
ACTIVITIES
  Depreciation and Amortization                         21,415           22,976
  Income (Loss) of Minority Interests                        0            6,613
  Deferred Gross Profit - Building Lease               (5,620)                0
                                                       -------                -
                                                        25,997        (114,131)

Changes In Assets and Liabilities
  Accounts Receivable                                 (12,782)        (194,649)
  Inventory                                           (70,433)           35,229
  Prepaid Expenses and Other Receivables              (11,005)           14,416
  Accounts Payable                                      83,299           82,154
  Accrued Expenses                                       2,560           66,405
  Customers Deposits                                  (70,140)                0
                                                      --------                -
                                                      (78,501)            3,555

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  (52,504)        (110,576)

INVESTING ACTIVITIES
  Short Term Investments                                     0        (373,340)
  Capital Expenditures                                 (5,283)          (7,695)
  Other Assets                                           (181)                0
                                                         -----                -
                                                       (5,464)        (381,035)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Issuance of Common Stock                              27,000                0
  Repayment of Term Loan                                     0         (22,825)
  Repayment Line of Credit                                   0         (66,758)
                                                             -         --------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                    27,000         (89,583)

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      (30,968)        (581,194)
  Cash and Cash equivalents, beginning of period       167,085          683,321
                                                       -------          -------

  Cash and Cash Equivalents, end of period            $136,117         $102,126
                                                      ========         ========

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest                                                  $0          $10,216
  Income Taxes                                            $801               $0

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS

MANAGEMENT'S STATEMENT

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB dated February 29, 2000.

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

THREE MONTHS ENDED MAY 31, 2000 VS. 1999

         Sales increased 6% from $527,277 (1999) to $556,614 (2000) for the quarter ended May 31. Sales continued to improve for the Res-Q-Vac while sales of the IV decreased quarter over quarter due to a one-time sale of product to a distributor in 1999, which did not repeat this year. The OEM sales improved in this quarter over last year while the Plus resuscitator decreased due to a tender order which did not re-occur this year.

         Cost of goods decreased 4% due to improved efficiencies in production and purchasing. The profit margin continued to improve this quarter with an increase from 42% in 1999 to 48% in 2000.

         Selling, general and administrative expense decreased 26% for the current three-month period versus 1999. Management initiated expense and payroll reductions in September 1999 that continue to produce savings compared to prior periods.

         Research and development expenses decreased 62% period to period reflecting payroll reductions made in the second quarter of fiscal 2000 and the reduction in the development of our new products due to limited available funds.

         There was no material change in depreciation and amortization expense during this period.

         Interest expense was reduced to $0 as the result of a full payoff of all bank indebtedness in October 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital increased from $524,345 as of February 29, 2000 to $571,878 as of May 31, 2000.

         As a subsequent event in June 2000 we negotiated a $200,000 line of credit with Premier Bank which will be guaranteed by the President and one of our directors. The line of credit is intended for materials purchases for new orders.

          We are currently operating at a neutral cash flow and have sufficient capital for our ongoing needs, based on the anticipated continued sales growth and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we will be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. The funds available on May 31,2000 are expected to meet cash requirements as planned under current operating conditions for the next 12 months.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2000.

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         MAY 31, 2000
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer