Form 10QSB
period 2000-08-31
REPRO MED SYSTEMS INC
filed 2000-10-13
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

     For the quarterly period ended                   August 31, 2000
                                                      ---------------

     Commission File Number                               0-12305
                                                          -------

                             REPRO-MED SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         NEW  YORK                                   13-3044880
         ---------                                   ----------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

24 CARPENTER ROAD, CHESTER, NY                         10918
------------------------------                         -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (845) 469-2042

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at Aug. 31, 2000
           -----                              ----------------------------
Common stock, $.01 par value                       23,504,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                PAGE
                                                                      ----
ITEM 1.
          Financial Statements
          Balance Sheets - August 31, 2000 and                          3
          August 31, 2000

          Statements of Income - for the three-months and
          six months ending August 31, 2000 and August 31, 1999         4

          Statements of Cash Flow -
          August 31, 2000 and 1999                                      5

          Notes to Financial Statements                                 6

ITEM 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                6

PART II

ITEM 1.
          Legal Proceedings                                             9

ITEM 2.
          Changes in Securities                                         9

ITEM 3.
          Defaults Upon Senior Securities                               9

ITEM 4.
          Submission of Matters to a Vote of Security Holders           9
ITEM 5.
          Other Information                                             9

ITEM 6.
          Exhibits and Reports on Form 8-K                              9

                             REPRO-MED SYSTEMS, INC
                                 BALANCE SHEETS

ASSETS                                                            8-31-00                         2-29-00
                                                                  -------                         -------
CURRENT ASSETS
    Cash & Cash Equivalents                                       $117,668                        $167,085
    Accounts Receivable, net                                       168,912                         227,871
    Inventory                                                      646,306                         555,882
    Prepaid Expenses & Other Receivables                            47,374                          45,517
                                                                    ------                          ------
TOTAL CURRENT ASSETS                                             1,020,260                       1,036,355
                                                                 ---------                       ---------

EQUIPMENT & OTHER ASSETS
    Total Equipment                                              1,048,051                       1,033,718
    Less - Accumulated Depreciation                              (589,862)                       (549,912)
                                                                  --------                       ---------
    Net Book Value of Equipment                                    458,189                         483,806
    Deposits                                                        40,000                          40,000
    Other Assets                                                    52,799                          54,412
                                                                    ------                          ------
TOTAL EQUIPMENT & OTHER ASSETS                                     510,988                         538,218
                                                                   -------                         -------

TOTAL ASSETS                                                    $1,531,248                      $1,574,573
                                                                 =========                      ==========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                               $98,631                         $59,363
    Accrued Expenses                                               175,162                         184,936
    Current Portion Capital Gain                                    22,481                          22,481
                                                                    ------                          ------
    Total Current Liabilities                                      296,274                         266,780
                                                                   -------                         -------

OTHER LIABILITIES
     Customer Deposits                                             124,905                         245,230
     Deferred Capital Gain Income                                  393,415                         404,655
                                                                   -------                         -------
TOTAL LIABILITIES                                                  814,594                         916,665
                                                                   -------                         -------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                          100                             100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000 & 22,904,000
    Respectively                                                   235,040                         229,040
    Additional Paid-in Capital                                   2,052,631                       2,031,631
                                                                 ---------                       ---------
    Accumulated Deficit                                        (1,429,117)                     (1,460,863)
    Treasury Stock at Cost                                       (142,000)                       (142,000)
                                                                 ---------                       ---------
TOTAL STOCKHOLDERS' EQUITY                                         716,654                         657,908
                                                                   -------                         -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $1,531,248                      $1,574,573
                                                                ==========                      ==========

                             REPRO-MED SYSTEMS, INC
                              STATEMENTS OF INCOME


                                                    FOR THE 3 MONTHS ENDED                FOR THE 6 MONTHS ENDED
                                                Aug 31, 2000     Aug 31, 1999         Aug 31,2000      Aug 31, 1999
                                                ------------     ------------         -----------      ------------
SALES
Net Sales of Products                               $536,744         $397,663          $1,093,358          $924,939


COST AND EXPENSES
  Cost of Goods Sold                                 302,435          292,765             594,889           596,212
  Selling, General & Administrative Expenses         173,694          244,969             393,491           541,310
  Research and Development                            14,022           24,872              26,968            58,684
  Depreciation and Amortization                       21,415           30,627              42,830            53,603
                                                      ------           ------              ------            ------
TOTAL COST AND EXPENSES                              511,566          593,233           1,058,178         1,249,809
                                                     -------          -------           ---------         ---------



INCOME (LOSS) FROM OPERATIONS                         25,178        (195,570)              35,180         (324,870)

Non-Operating Income (Expense)
  Interest (Expense)                                    (51)         (11,009)                (51)          (21,225)
  Interest & Other Income                                418            1,826                 618             4,995
                                                         ---            -----                 ---             -----
                                                         367          (9,183)                 567          (16,230)
                                                         ---          -------                 ---          --------


INCOME (LOSS) BEFORE MINORITY
INTEREST SHARE OF OPERATIONS                          25,545        (204,753)              35,747         (341,100)

  Minority Interest In Loss of Subsidiary                  0           61,155                   0            54,542

  Income (Loss) Before Income Taxes                   25,545        (143,598)              35,747         (286,558)

  Provision for Income Taxes                               0              760                   0             1,520


NET INCOME (LOSS) AFTER TAXES                         25,545        (144,358)              35,747         (288,078)
                                                      ======        =========              ======         =========


EARNINGS (LOSS) PER COMMON SHARE

  Primary                                              $0.00          ($0.01)               $0.00           ($0.01)
  Fully Diluted                                        $0.00          ($0.01)               $0.00           ($0.01)

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                            AUGUST 31, 2000       AUGUST 31, 1999
                                                            ---------------       ---------------
OPERATING ACTIVITIES                                                $35,747            ($288,078)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
  Depreciation and Amortization                                      42,830                53,603
  Income (Loss) of Minority Interests                                     0              (54,542)
  Deferred Gross Profit - Building Lease                           (11,240)                   0

Changes In Assets and Liabilities
  Accounts Receivable                                                58,959              (28,783)
  Inventory                                                        (90,424)              (76,074)
  Prepaid Expenses and Other Receivables                            (1,858)                10,743
  Accounts Payable                                                   39,268                48,970
  Short Term Investments                                                  0             (168,532)
  Other Liabilities                                               (130,099)               179,801
                                                                  ---------               -------


NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                               (56,817)             (322,892)
                                                                   --------             ---------

INVESTING ACTIVITIES
  Purchase of Property and Equipment                               (17,213)              (29,845)
  Other Assets                                                        1,613                     0
                                                                      -----                     -
                                                                   (15,600)              (29,845)
                                                                   --------              --------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Issuance of Common Stock                                           27,000                     0
  Repayment of Term Loan                                                  0             (108,398)
  Preferred Stock Dividend                                          (4,000)               (4,000)
                                                                     ------               -------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                 23,000             (112,398)
                                                                     ------             ---------

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                   (49,417)             (465,135)
  Cash and Cash equivalents, beginning of period                    167,085               683,321
                                                                    -------               -------

  Cash and Cash Equivalents, end of period                         $117,668              $218,186
                                                                    =======               =======

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest                                                               51                21,225
  Income Taxes                                                          801                     0

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS

BASIS OF PRESENTATION

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

THREE MONTHS ENDED AUGUST 31, 2000 VS. 1999

         Sales increased 35% from $397,633 (1999) to $536,744 (2000) for the quarter ended August 31. Sales continued to improve for the Res-Q-Vac while sales of the IV decreased slightly quarter over quarter due to a one-time sale of product to a distributor in 1999 which did not repeat this year. The OEM sales improved in this quarter over last year while the Plus resuscitator decreased due to a tender order which did not re-occur this year.

         Cost of goods decreased 17.2% as a % of sales due to improved efficiencies in production and purchasing. The product margin continued to improve this quarter with an increase from 26% in 1999 to 44% in 2000.

         Selling, general and administrative expense decreased 29% for the three months period versus 1999. Management initiated expense and payroll reductions in September 1999 that continue to produce savings compared to prior periods.

         Research and development expenses decreased 44% period to period reflecting payroll reductions made in the second quarter of fiscal 2000 and the reduction in the development of our new products.

         There was no material change in depreciation and amortization expense during this period.

         Interest expense was reduced to 0% as the result of a full payoff of all bank indebtedness in October 1999.

         On August 3, 2000 we signed a national distribution agreement with Medical Specialties, a large national distributor for the Freedom60 Syringe Infusion System. The agreement calls for certain minimum requirements to maintain the agreement and allows Repro-Med to continue its relation with certain customers and distributors. The distributor has 25 salesmen on the road to call on new accounts within the continental United States.

         On New York August 28, 2000 we were notified of an Indefinite Delivery, Indefinite Quantity (IDIQ) Contract #RFP-797-FDF3-00-0089 awarded on August 25, 2000 by the AFMLO/VA Services Division. This material contract covers three of the Company's patented products, Res-Q-Vac Manual Suction System, Freedom60 Syringe Infusion System and Masterson Endometrial Biopsy System which are now available to all government agencies. This contract is the first step in the process of introducing our medical devices to all federal government agencies. The Company has begun to contact government departments who would most benefit from these life saving devices.

On September 29, 2000, we were notified that the U. S. Defense Logistics Information Service in Battle Creek, MI had assigned National Stock Numbers to our Freedom60 and Res-Q-Vac products and accessories. This now facilitates orders from any U. S. military agency to be able to acquire our products from a national military catalog listing.



SIX MONTHS ENDED AUGUST 31, 2000 VS. 1999

Sales increase $168,419 (18%) primarily because of improvements in sales of Res-Q-Vac and sales booked against customer deposits.

Cost of goods sold were 54% for the first six months of 2000 versus 59% for the comparable period in 1999. The higher margins reflect the improved efficiencies in production and purchasing.

Selling, General and Administrative expenses were 27% lower for the comparable period as a result of management's continued emphasis on expense and payroll reductions which began in the third quarter of 1999. Research and Development expenses were 54% lower for the same reasons as well as a deferral of certain research and development projects due to cash restraints.

Income before taxes increased from a loss of $286,558 in 1999 to a profit of $35,747 in 2000, as a resulting of both higher sales and profit margins, and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital increased form $524,345 as of February 29, 2000 to $683,986 as of August 31, 2000.

During June 2000 we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for material purchases for new orders. As of August 31, 2000, $0 has been advanced on the line of credit.

We are currently operating at a neutral cash flow and have sufficient capital for our ongoing needs, based on the anticipated continued sales growth and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we would be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. The funds available on August 31, 2000 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2000.

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/
/s/ Andrew I. Sealfon                                         October 13, 2000
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer