Form 10QSB
period 2000-11-30
REPRO MED SYSTEMS INC
filed 2001-01-18
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

     For the quarterly period ended                    NOVEMBER 30, 2000
                                                       -----------------

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

                 Class                              Outstanding at Nov. 30, 2000
                 -----                              ----------------------------
      Common stock, $.01 par value                       23,504,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART I

ITEM 1.
         Financial Statements
         Balance Sheets - November 30, 2000 and
         February 29, 2000                                            3

         Statements of Income - for the three-months and
         nine months ending November 30,2000
         and November 30, 1999                                        4

         Statements of Cash Flow -
         November 30,2000 and 1999                                    5

         Notes to Financial Statements                                6

ITEM 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                6

PART II

ITEM 1.
         Legal Proceedings                                           10

ITEM 2.
         Changes in Securities and Use of Proceeds                   10
ITEM 3.
         Defaults Upon Senior Securities                             10

ITEM 4.
         Submission of Matters to a Vote of Security Holders         10
ITEM 5.
         Other Information                                           10

ITEM 6.
         Exhibits and Reports on Form 8-K                            10

                             REPRO-MED SYSTEMS, INC.
                             -----------------------
                                 BALANCE SHEETS
                                 --------------

ASSETS                                                            11-30-00                         2-29-00
------                                                            --------                         -------
CURRENT ASSETS

    Cash & Cash Equivalents                                        $48,268                        $167,085
    Accounts Receivable, net                                       192,529                         227,871
    Inventory                                                      641,395                         555,882
    Prepaid Expenses & Other Receivables                            48,260                          45,517
                                                                    ------                          ------
TOTAL CURRENT ASSETS                                               930,453                         996,355
                                                                   -------                         -------
EQUIPMENT & OTHER ASSETS
    Total Equipment                                              1,099,281                       1,033,718
    Less - Accumulated Depreciation                              (611,503)                       (549,912)
                                                                  --------                       ---------
    Net Book Value of Equipment                                    487,778                         483,806
    Deposits                                                        40,000                          40,000
    Other Assets                                                    51,360                          54,412
                                                                    ------                          ------
TOTAL EQUIPMENT & OTHER ASSETS                                     579,137                         578,218
                                                                   -------                         -------

TOTAL ASSETS                                                    $1,509,591                      $1,574,573
                                                                 =========                      ==========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                              $137,948                         $59,363
    Accrued Expenses                                               123,291                         184,936
    Bank Line of Credit Payable                                     50,000                               0
    Current Portion of Leases Payable                               11,109                               0
    Current Portion Capital Gain                                    22,481                          22,481
                                                                    ------                          ------
    TOTAL CURRENT LIABILITIES                                      344,829                         266,780
                                                                   -------                         -------
OTHER LIABILITIES
     Customer Deposits                                              50,600                         245,230
     Long-Term Portion of Leases Payable                            27,772
     Deferred Capital Gain Income                                  387,795                         404,655
                                                                   -------                         -------
TOTAL LIABILITIES                                                  810,997                         916,665
                                                                   -------                         -------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                          100                             100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000 & 22,904,000
    Respectively                                                   235,040                         229,040
    Additional Paid-in Capital                                   2,052,631                       2,031,631
                                                                 ---------                       ---------
    Accumulated Deficit                                        (1,447,178)                     (1,460,863)
    Treasury Stock at Cost                                       (142,000)                       (142,000)
                                                                 ---------                       ---------
TOTAL STOCKHOLDERS' EQUITY                                         698,594                         657,908
                                                                   -------                         -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $1,509,591                      $1,574,573
                                                                ==========                      ==========

                             REPRO-MED SYSTEMS, INC.
                              STATEMENTS OF INCOME

                                                       FOR THE 3 MONTHS ENDED             FOR THE 9 MONTHS ENDED
                                                   NOV 30,2000      NOV 30,1999       NOV 30,2000        NOV 30,1999
                                                   -----------      -----------       -----------        -----------
SALES

Net Sales of Products                               $435,978         $524,445          $1,529,336        $1,449,384

COST AND EXPENSES

  Cost of Goods Sold                                 229,244          303,920             824,132           900,132
  Selling, General & Administrative Expenses         195,333          203,408             588,617           744,718
  Research and Development                             5,525           25,248              32,700            83,932
  Depreciation and Amortization                       23,081           22,545              65,911            76,148
                                                      ------           ------              ------            ------
TOTAL COST AND EXPENSES                              453,183          555,121           1,511,361         1,804,930
                                                     -------          -------           ---------         ---------


INCOME (LOSS) FROM OPERATIONS                       (17,205)         (30,676)              17,975         (355,546)

Non-Operating Income (Expense)
  Interest (Expense)                                 (2,451)          (9,858)             (2,503)          (31,083)
  Interest & Other Income                              1,595            5,021               2,213            10,016
  Gain on Sale of Investment                               0          221,800                   0           221,800
                                                           -          -------                   -           -------
                                                       (856)          216,963               (290)           200,733
                                                       -----          -------               -----


INCOME (LOSS) BEFORE MINORITY
INTEREST SHARE OF OPERATIONS                        (18,061)          186,287              17,686         (154,813)

  Minority Interest In Loss of Subsidiary                  0                0                   0            54,542

  Extraordinary Item                                       0           71,480                   0            71,480

  Income (Loss) Before Income Taxes                 (18,061)          257,767              17,686          (28,791)

  Provision for Income Taxes                               0              760                   0             2,280

NET INCOME (LOSS) AFTER TAXES                       (18,061)          257,007              17,686          (31,071)
                                                    ========          =======              ======          ========


EARNINGS (LOSS) PER COMMON SHARE

  Primary                                            ($0.00)            $0.01               $0.00           ($0.00)
  Fully Diluted                                      ($0.00)            $0.01               $0.00           ($0.00)

                             REPRO-MED SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED

                                                                 NOV 30,2000           NOV 30,1999
                                                                 -----------           -----------
OPERATING ACTIVITIES                                                $17,686             ($31,071)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
  Depreciation and Amortization                                      65,911                76,148
  Income (Loss) of Minority Interests                                     0              (54,542)
  Deferred Gross Profit - Building Lease                           (16,860)              (16,860)
  Gain on Sale of Investment                                              0             (221,800)
  Gain on Forgiveness of Debt                                             0              (71,480)

Changes In Assets and Liabilities
  Accounts Receivable                                                35,342             (157,708)
  Inventory                                                        (85,513)                79,816
  Prepaid Expenses and Other Receivables                            (2,743)                34,124
  Accounts Payable                                                   78,585                69,611
  Leases Payable                                                     38,881                     0
  Short Term Investments                                                  0                81,352
  Other Liabilities                                               (256,274)               228,200
                                                                  ---------               -------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                              (124,986)                15,810
                                                                  ---------                ------

INVESTING ACTIVITIES
  Proceeds from Sale of Investment                                        0               263,579
  Cost of Investment                                                      0              (41,779)
  Minority Interest                                                       0             (234,340)
  Purchase of Property and Equipment                               (69,883)              (48,828)
  Other Assets                                                        3,052                 6,837
                                                                      -----                 -----
                                                                   (66,831)              (54,531)
                                                                   --------              --------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Repayment of Term Loan                                                  0             (458,398)
  Proceeds from Credit Line                                          50,000                     0
  Decrease in Warrants                                                    0                  (40)
  Issuance of Common Stock                                           27,000                     0
  Preferred Stock Dividend                                          (4,000)               (4,000)
                                                                     ------               -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                 73,000             (462,438)
                                                                     ------             ---------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                  (118,817)             (501,159)
  Cash and Cash Equivalents, beginning of period                    167,085               683,321
                                                                    -------               -------
  Cash and Cash Equivalents, end of period                          $48,268              $182,162
                                                                                          =======
SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest                                                            2,503                29,766
  Income Taxes                                                          801                     0

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

THREE MONTHS ENDED NOVEMBER 30, 2000 VS. 1999
---------------------------------------------

         Sales decreased 17% from $524,445 (1999) to $435,978 (2000) for the quarter ended November 30 primarily due to a sales promotion which occurred during the previous quarter 2000, a back order situation created by an outside company that provides sterilization to us creating unanticipated delays in shipments, a decrease in a low margin product line which we acquired for resale and which we are discontinuing, and two of our significant customers delayed purchases until the next quarter.

         Cost of goods decreased 25% as a result of the sales decrease.

         Selling, general and administrative expense experienced a minor decrease of 4% for the three months period versus 1999.

         Research and development expenses decreased 78% period to period reflecting payroll reductions made in the second quarter of fiscal 2000 and the deferral in the development of our new products.

         There was no material change in depreciation and amortization expense during this period.

         Interest expense was reduced 75% as the result of a full payoff of all bank indebtedness in October 1999.

         On August 3, 2000, we signed a national distribution agreement with Medical Specialties, a large national distributor for the Freedom60 Syringe Infusion System. Medical Specialties has experienced a change in their sales management and has not pursued marketing our products. Management is negotiating a revised agreement, which will modify the current arrangement towards that of a standard distributor agreement.

         On August 28, 2000, we were notified of an Indefinite Delivery, Indefinite Quantity (IDIQ) Contract #RFP-797-FDF3-00-0089 awarded on August 25, 2000 by the AFMLO/VA Services Division. This material contract covers three of the Company's patented products, Res-Q-Vac Manual Suction System, Freedom60 Syringe Infusion System and Masterson Endometrial Biopsy System which are now available to all government agencies. We continue in the process of contacting the various branches of the government that have continued to express interest in these products.

         On September 29, 2000, we were notified that the U. S. Defense Logistics Information Service in Battle Creek, MI had assigned National Stock Numbers to our Freedom60 and Res-Q-Vac products and accessories. This now facilitates orders from any U. S. military agency to be able to acquire our products from a national military catalog listing.

NINE MONTHS ENDED NOVEMBER 30, 2000 VS. 1999
--------------------------------------------

         Sales increased 6% year-to-date November 2000 versus 1999 primarily because of increases in Res-Q-Vac sales and assembly of a product booked against a customer deposit under an OEM contract.

         Cost of goods sold was reduced from 62% in 1999 to 53% in 2000. The higher margins reflect the improved efficiencies in production and purchasing.

         Selling, general and administrative expenses were 21% lower for the comparable period as a result of management's continued emphasis on expense and payroll reductions, which began, in the third quarter of 1999. Research and Development expenses were 61% lower for the same reasons as well as a deferral of certain research and development projects due to cash restraints.

         Income from operations increased from a loss of $355,546 in 1999 to a profit of $17,975 in 2000, as a result of both higher sales and profit margins, and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During June 2000, we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for material purchases for new orders. As of November 30, 2000, $50,000 has been advanced on the line of credit.

         During July 2000, we entered into a capital lease agreement with Plasticweld for a catheter machine and tooling. The lease payments are $1,232 per month for 48 months. The value of the equipment is $44,435.

         For the nine months ended 11/30/00, we have operated at neutral cash flow and have sufficient capital for our ongoing needs based on the anticipated continued sales growth and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we would be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. The funds available on November 30, 2000 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

SUBSEQUENT EVENTS
-----------------

         On November 5th, 2000, the Health Care Financing Administration (HCFA) had advised us that after the ninety day review process of our application, the SADMERC and the four Durable Medical Equipment Regional Carriers DMERCs) completed the HCPCS coding re-review and advised us that the correct billing code for the Res-Q-Vac was E1399, a durable equipment miscellaneous reimbursement code. Subsequently, three weeks later HCFA advised us that it was rescinding the previous correspondence because we didn't prove the use of Res-Q-Vac in a home setting. We are collecting home care user testimonials and actively pursuing other actions to have our product become reimbursable by HCFA.

         During the month of November, a consultant to the company improperly forged checks to himself totaling approximately $6600. Our bank has decided not to reimburse us for these forgeries. Although we are continuing to attempt to recover the funds, we have taken it as a charge in the third quarter. We have reported the theft to the State Police and are considering legal action against the bank for honoring these checks.

         On January 3, we hired a Vice President of Sales and Marketing, Robert Leichtman. Mr. Leichtman is an experienced salesman, trained by Johnson and Johnson, has military background, and has spent the last 15 years in home care. On January 9, Mr. Leichtman signed a Sales Representation Agreement with Martin Porter who represents 37 product representatives experienced in home care and hospital sales. He has also introduced our products to Russia and the colonies of the former Soviet Union.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         We have been advised by an attorney for a large competitor that his client has commenced an action against us seeking declaratory relief and claiming unfair competition against us. Although the complaint has not yet been served upon us, we believe the complaint is a defensive measure brought by the competitor who we previously had advised was engaging in unfair competition against us by selling a product which copies one of our products.

         The Company is neither a party to any other material litigation, nor to the knowledge of the officers and directors of the Company, is there any other material litigation threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders of the Company during the quarter ended November 30,2000.

ITEM 5.  OTHER INFORMATION
--------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         January 18, 2001
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer