Form 10KSB
period 2001-02-28
REPRO MED SYSTEMS INC
filed 2001-05-29
CIK 704440

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended      February 28, 2001
                                      -----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-KSB. [X]

         Based on the closing sales price of February 28, 2001, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $1,658,060.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 23,504,000 at February 28, 2001.

                             Repro-Med Systems, Inc.

                                Table of Contents


PART I                                                                     Page

   Item 1.   Business                                                         3
   Item 2.   Description of Property                                         10
   Item 3.   Legal Proceedings                                               10
   Item 4.   Submission of Matters to a Vote of Security Holders             10

PART II

   Item 5.   Market for the Registrant's Common Equity and Related
               Shareholder Matters                                           11
   Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           12
   Item 7.   Financial Statements                                            17
   Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                          31

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
               Persons: Compliance With Section 16(a) of the
               Exchange Act                                                  32
   Item 10.  Executive Compensation                                          32
   Item 11.  Security Ownership of Certain Beneficial Owners
               and Management                                                33
   Item 12.  Certain Relationships and Related Transactions                  35

PART IV

   Item 13.  Exhibits and Reports on Form 8-K                                36

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

         The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to save money for the user and create a repetitive demand for replacement of the disposable component - "razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Contract manufacturing sales continue to be a source of revenue for us. Male infertility and impotency treatments were the first markets entered in the early 1980's and we continue to maintain a presence. Gyneco, the gynecological instruments subsidiary, was acquired in 1986 and sales continue primarily through telemarketing techniques.

         The table below presents the product mix for the last two fiscal years.

                                                2001                 2000
                                             % of Sales          % of sales

         Infusion Therapy                         7 %                6 %
         Emergency Medical                       55 %               57 %
         Contract Manufacturing                  27 %               24 %
         Gynecological Instruments               10 %               11 %
         Male Impotency Treatments                1 %                2 %


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

         Last year we developed a new version of the pump called the FREEDOM60-FM containing an electronic flow monitor system (occlusion and end of infusion alarm) which has opened excellent marketing avenues in nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

         We signed a group purchasing agreement in December 1999 with Child Health Corporation of America (CHCA) for the FREEDOM60 Syringe Infusion System. CHCA is a cooperative and business alliance of 38 children's hospitals and home care facilities which represents $4.5 billion in annual revenues, has over 61,000 hospital employees and 19,000 pediatricians and pediatric specialists. The agreement calls for CHCA to assist us to market the FREEDOM60 to its members through December 2002. Currently eight of the hospitals are actively using the system, and we expect additional hospitals to enjoy the benefits of the FREEDOM60's performance and low-cost.

         Repro-Med Systems' objective is to build a product franchise with FREEDOM60 and the sale of patented disposable tubing sets. FREEDOM60 uses rate-controlled tubing with standard slide clamp and luer-lock connector. The patented syringe disc connector insures that only FREEDOM60 tubing sets sold by us will function within the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump and prevent an overdose or runaway pump from injuring the patient.

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

The chart below summarizes the market trends of devices.



                     Method of                           Market
                   Administration                        Trend
                 -----------------                   --------------
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

Economic Benefits of FREEDOM60 Disposable Sales

         At the moment we estimate that there are approximately 1,200 Freedom60 pumps currently in use. We sold approximately 500 pumps during the past fiscal year. The Freedom60 pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.05 per use. The tubing sets currently have a list price of $3.30. From past experience, we have noted that each pump is used an average of 12 times per month. If the pump is operated up to 4 times per day, the total use per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years. This monthly rate amounts to annual usage of 144 sets producing typical gross revenues to the distributor of $475 per pump. Installed bases for various levels of pumps produce the following sales:

                       Pumps In                   Annual Sales
                        Market                    of Disposables
                   -----------------           -------------------
                       5000                         $2,376,000
                       10000                        $4,752,000
                       50000                        $23,760,000
                       100000                       $47,520,000

         We have a combination of direct sales and sales through distributors. Distributors typically receive discounts from list price depending upon servicing and volumes of up to 35%.


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

         RES-Q-VAC provides a complete emergency suction system for neonates, children and adults for use in any location, as it is non-electric. RES-Q-VAC removes fluids from a patient's airway. RES-Q-VAC consists of a hand-held, portable suction pump that can be connected to various sized sterile or non-sterile catheters. The one-hand operation makes it extremely effective particularly in emergencies. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician, for example, from HIV when suctioning a patient or during post treatment cleanup. All the parts that connect to the pump are disposable. RES-Q-VAC was introduced in 1990 and is now sold in thirty-one countries. The product is generally found in emergency vehicles, hospitals and as backup support for powered suction systems.

         The RES-Q-VAC is currently the market leader for manual, portable suction instruments. The primary competition is the V-Vac from Laederal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or extreme cold. Laederal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC entered the market. The RES-Q-VAC, however, has proven to be significantly superior and dominates the market to date. Every market leader can expect competition and recently Ambu has entered the market with the Res-Cue brand pump, a product similar to RES-Q-VAC, made in Taiwan. Management believes the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, management believes it will continue to maintain and build market share with an improved RES-Q-VAC (discussed below) and gain a significant portion of the electric suction pump market with the introduction of the RES-Q-VAC Plus system currently under development.

         On April 10, 2001, we submitted a patent application for our new Stop Flow Protector. This upgrade to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides improved protection for these users.

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

Contract Manufacturing

         We have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. Historically, OEM sales have been as high as 70% of sales (1996). In 2001 and 2000, contract manufacturing for two customers amounted to 27% and 24% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments. We continue to manufacture a portable, hand-operated suction pump for sale to the remaining active customers and have received non-binding purchase orders through the second fiscal quarter. There are no current contractual commitments with these customers.

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

         We signed a group purchasing agreement in December 1999 that facilitates sales presentations to approximately 38 allied members of the Child Health Corporation of America. Currently 8 of the members are using our products. We will be actively pursuing sales from the other members in the next year, through our developing sales team.

         During the past year, we signed agreements with other distribution groups for various marketing efforts of our different products, but these proved not to be fruitful and the Company has decided to take a more active role in the sales and marketing process.

         On January 1, 2001, we began a targeted effort to develop a national sales presence using selected manufacturer's representatives. We hired a Vice President of Sales and Marketing with extensive experience in the post acute health care market to develop this sales team. We presently have five contracted and trained salespersons in the field in several key metropolitan areas. We are continuing to identify, recruit and train qualified sales professionals to fully develop the sales team. Our goal is to maintain a dedicated national sales force of 24 representatives in strategic locations across the country. To the extent funding is available, we are planning to support this team with a telemarketing department, multi-media advertising, and full exposure at national professional meetings and conferences.

Manufacturing and Employees

         Electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products have been performed historically at the facility by employees. Products are assembled using molded plastic parts acquired from one supplier located in Taipei, Taiwan and several U.S. vendors. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products. Our policy has been to have multiple vendors as suppliers that also offer mold building capabilities as a service.

         In February 2001, we employed 24 employees, 17 were assigned to manufacturing operations, 4 to administrative functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), 1 Vice President of Sales and Marketing (responsible for developing, maintaining and increasing the sales and marketing program) and 1 Executive Officer (Andrew Sealfon). The Company is dependent on the services of Andrew Sealfon who serves as President and the head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

         Beginning on May 21,2001, we are undergoing an FDA audit as a result of which we intend to modify our sterilization procedures that may result in a temporary disruption in our deliveries of sterile products. We make every effort to fully comply with all FDA regulations.

         The most recent Form 510(k) filings with the FDA were for the resuscitator and the vacuum erection device and constriction rings, both approved in 1998.

         We are required to comply with federal, state and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings or competitive position. We do not use significant amounts of hazardous materials in the assembly of these products.

Patents and Trademarks

         We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC, an emergency medical product, is susceptible in the international market to imitation. We have been made aware that a competitor is in the process of introducing a competitive product to the RES-Q-VAC. We are responding with the introduction of new innovative features for the RES-Q-VAC, which enhances the product and makes it more competitive.

On April 10, 2001, we submitted a patent application for our new Stop Flow Protector. This addition to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides improved protection for these users.

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

         The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $44,988 for the year ended February 28, 2001. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

Item 3. Legal Proceedings

         We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2001.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

         We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2001, 23,504,000 shares were issued and outstanding and there were approximately 1,185 holders of record.

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

                                                       High Bid         Low Bid
                   Year Ended February 29, 2000:
                   ----------------------------

                   1st  Quarter                          $0.063          $0.032
                   2nd Quarter                           $0.125          $0.040
                   3rd Quarter                           $0.098          $0.067
                   4th Quarter                           $0.560          $0.085

                   Year Ended February 28, 2001

                   1st  Quarter                          $0.280          $0.280
                   2nd Quarter                           $0.490          $0.450
                   3rd Quarter                           $0.160          $0.160
                   4th Quarter                           $0.180          $0.150


         On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 294,117 shares of Repro-Med common stock at $0.36 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $.36.

         We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2001, dividend payments on the Convertible Preferred Stock amounted to $4,000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of FREEDOM60, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

2001 vs.  2000

         For the year ended February 28 , 2001 we showed a loss of $104,457 as compared to a profit for the previous year of $250,300. This decline was mainly a result of equity based compensation of $133,000 associated with the issuance of stock and stock options for services rendered, during the year ended February 28 ,2001, coupled with the sale of a subsidiary, and a favorable debt settlement of a line a credit for the year ended February 29, 2000.

         Total net sales increased slightly to $2,085,912 from $2,065,400. FREEDOM60 sales increased 17% to $146,111 from $125,021, RESTORE sales increased 111% to $64,360 from $30,483 and OEM sales increased 15% to $569,839 from $493,378. Resusitator sales decreased 31% to $160,790 from $233,336, GYNECO sales decreased 7% to $203,611 from $219,851 and RES-Q-VAC sales decreased a slight 2% to $947,019 from $963,341. We expect sales to increase significantly in the coming year and hired Robert Leichtman in January 2001 for the position of Vice President of Sales & Marketing to lead us in our efforts. Mr. Leichtman is an experienced salesman, trained by Johnson & Johnson, has a background in the military, and has spent the last 15 years in the home care market.

         Management is seeking funds to design a new improved RES-Q-VAC suction device and expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also planning to further promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience.

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

         Cost of Goods Sold (COGS) decreased 2% to $1,106,972 from $1,125,552 due to improved manufacturing processes, aggressive purchasing, and other production efficiencies.

         Selling, General & Administrative Expenses (SG&A) decreased year over year 18% primarily as a result of decreased payroll due to reductions in management staff.

         Research and development decreased 56% to $35,335 from $80,944. Factors in this decrease were due to a salary reduction, the departure of a senior engineer, and a planned decrease in new products until we experience an improvement in available capital. We have placed development and research on hold pending the infusion of new investment capital for such programs.

         Net loss for operations decreased 57% to $102,351 from $237,337, which was primarily the result of decreased payroll, decreased research & development and a decrease in overall spending for the period.

         Non-operating income decreased significantly to ($2,106) from $370,745 primarily resulting from the sale of the Gamogen subsidiary and the joint venture for RESTORE in the previous year. The current year non-operating income and expense consisted primarily of interest expense for the credit line and equipment lease and interest and other income.

         For the year ending February 28, 2001, there were two customers whose combined sales were 27% of the total sales, Timm Medical and Mission Pharmacal. Sales are expected to continue with Timm Medical, however, Mission has advised us that they have reduced market support of their product and no additional purchases are anticipated for the fiscal year ending 2002.

         On August 3, 2000, we signed a national distribution agreement with a national distributor for the FREEDOM60 Syringe Infusion System. This distributor has experienced a change in their sales management and has not pursued marketing our products.

         On August 28, 2000, we were notified of an Indefinite Delivery, Indefinite Quantity (IDIQ) Contract #RFP-797-FDF3-00-0089 awarded on August 25, 2000 by the AFMLO/VA Services Division. This material contract covers three of the Company's patented products, RES-Q-VAC Manual Suction System, FREEDOM60 Syringe Infusion System and Masterson Endometrial Biopsy System, which are now available to all government agencies. We continue in the process of contacting the various branches of the government that have continued to express interest in these products.

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

Liquidity and Capital Resources

         At the end of fiscal year 2001, we had net working capital of $580,575 an increase of $56,230 from the previous year. We negotiated a settlement with a lender that was remitted on October 29, 1999. As part of the agreement, we signed a promissory note for $66,000 that becomes due through October 2002 only upon the sale of either of our two major product lines. If neither of the two product lines is sold, the note payable terminates.

         During June 2000, we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for tooling and material purchases for new orders. As of February 28,2001, $70,000 has been advanced on the line of credit. We purchased additional inventory and tooling during April and May 2001 and have been advanced a total of $175,000 as of May 29,2001. In accordance with the agreement the line of credit needs to be renewed or paid off by June 30, 2001.

         During July 2000, we entered into a capital lease agreement with Plasticweld for a catheter machine and tooling. The lease payments are $1,232 per month for 48 months. The value of the equipment is $44,435.

         During the month of November, a consultant to the company improperly forged checks to himself totaling approximately $6600. Our bank has decided not to reimburse us for these forgeries and the loss was written off in the third quarter.

         We are currently operating at a neutral cash flow and have sufficient capital for our ongoing needs, based on the anticipated continued sales growth and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we will be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. We are actively pursuing capital investment to facilitate the development of our new technology, as well as to begin an increase in production required to meet new anticipated demand of our products. We are in the process of acquiring equipment to begin in-house production of products, which have previously been acquired through non-affiliated vendors. This equipment will open additional avenues of opportunity for us to improve our margins on the current products as well as becoming a source to generate additional revenue.

         Accounts Receivable decreased at February 28, 2001 to $207,588 as compared to $227,871 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments, irrevocable letters of credit and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2001, 70% of Accounts Receivable were current, 26% were at 30-59 days and 4% were over 60 days.

         Prepaid expenses and other receivables increased $6,070 from $45,517 to $51,587.

         Capital expenditures in 2001 were $73,060 as compared to $40,967 in 2000, mainly as a result of the acquisition of a catheter-producing machine to decrease costs for this material. Other assets decreased $4,336.

         We concluded the sale of our investment in Gamogen, Inc. on October 31, 1999 effective September 1, 1999. The proceeds from the transaction were $263,579. The cost basis for the investment was $41,779. Consequently, the sale resulted in the recognition of a gain of $221,800 that is reflected in the Statement of Income as "Other Income" for the year ended February 29, 2000. As part of the sale, we purchased income-producing assets and assumed certain liabilities from Gamogen, Inc. and its subsidiary Gyneco, Inc. This purchase resulted in our retaining control and obtaining sole ownership of the operations of Gyneco, Inc. We anticipate savings in accounting and legal fees to meet the reporting requirements associated with Gamogen, Inc. as well as improved efficiencies internally that had been related to the additional bookkeeping and clerical efforts.

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


         The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $44,988 for the year ended February 28,

2001. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.


2000 vs. 1999

         For the year ended February 29, 2000 we showed a profit of $250,300 as compared to a loss for the previous year of $1,324,469. A combination of improved sales, lower costs, the sale of a subsidiary, and a favorable debt settlement of a line of credit created this improvement. We hired a Vice President of Operations to further reduce manufacturing costs and bring certain manufacturing processes in-house.

         Total sales had increased 19.7% to $2,065,400 from $1,725,035 as a result of increases in RES-Q-VAC sales which were up 16% to $963,341 in 2000 from $827,629 in 1999, Resuscitators had improved 239% to $233,336 from $68,842, the FREEDOM60 product line also increased 78% to $125,021 from $70,284. Impotency sales also increased in 2000 393% to $30,483 from $6,185, OEM sales decreased slightly in 2000 8% from $536,532 to $493,378, and Gyneco sales, fully consolidated, decreased slightly to $219,851 in 2000 from $220,538 in 1999.

         RES-Q-VAC sales continued to improve in 2000 due to an aggressive sales campaign that was designed to take advantage of the Year 2000 concerns for reliable suction devices during potential power outages.

         Sales of the FREEDOM60 Syringe Infusion System improved as well in spite of the cancellation of the Exclusive Distribution Agreement with McKinley Medical, which was terminated for failure to adequately market the products and meet agreed payment terms. We had been marketing FREEDOM60 directly to national providers, other distributors, and regional home care agencies.

         Cost of Goods Sold (COGS) decreased 5% to $1,125,552 from $1,186,555 - even with the increase in sales of 19.7% - due to improved manufacturing processes, aggressive purchasing, and other production efficiencies.

         Selling, General & Administrative Expenses (SG&A) decreased year over year 17% primarily as a result of decreased payroll due to reductions in management staff and a voluntary reduction in salary for Andrew Sealfon. This decrease had been partially offset in YE 2000 by an increase in rent of $97,519 as a result of the sale-leaseback of the premises completed in 1999. Thus the SG&A with the addition of rent were still reduced by 8% or $84,915 to $1,008,446 from $1,093,361 (see Page 10 - Sale-Leaseback).

         Research and development decreased 56% to $80,994 from $185,637. Factors in this decrease were due to a salary reduction, the departure of a senior engineer, and a planned decrease in new products until there were improvements in available capital. Development and research programs had been placed on hold pending the infusion of new investment capital for such programs.

         Net loss for operations decreased 72% to $237,337 from $862,314, as a result of improved sales, improved efficiencies, and decreased payroll for the period.

         Non-operating income increased significantly to $370,745 from $40,576 primarily resulting from the sale of the Gamogen subsidiary and the joint venture for RESTORE. The previous year's non-operating income primarily resulted from interest and rental income offset by mortgage interest.

         For the year ended February 29, 2000, there were two customers whose combined sales were 24% of the total sales, Timm Medical and Mission Pharmacal.

         There was no charge for an income tax provision for the year ended February 29, 2000 as compared to a charge of $494,342 for the previous year.

Item 7.  Financial Statements

Index to Consolidated Financial Statements and Supplementary Data

                                                                        Page

Report of Independent Certified Public Accountants                       18

Financial Statements:

  Consolidated Balance Sheet, February 28, 2001                          20

  Consolidated Statements of Income, For the Years Ended

    February 28, 2001 & February 29, 2000                                21

  Consolidated Statements of Changes in Stockholders' Equity,

    For the Years Ended February 28, 2001 and February 29, 2000          22

  Consolidated Statements of Cash Flows, For the Years Ended

    February 28, 2001 & February 29, 2000                                23

  Notes to Consolidated Financial Statements                             24

                       WEINGAST, ZUCKER & RUTTENBERG, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                11 HOLLAND AVENUE
                          WHITE PLAINS, NEW YORK 10603


                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC. AND SUBSIDIARY


         We have audited the accompanying consolidated balance sheets of Repro-Med Systems, Inc. and Subsidiary as of February 29, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repro-Med Systems, Inc. and Subsidiary as of February 29, 2000 and the consolidated results of their operations and their cash flows for the year then ended February 29, 2000, in conformity with generally accepted accounting principles.


/s/ Weingast, Zucker & Ruttenberg, LLP

White Plains, NY
May 25, 2000

                             RADIN, GLASS & CO., LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                              360 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10017


                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC.

         We have audited the accompanying balance sheet of Repro-Med Systems, Inc. as of February 28, 2001 and the related statement of income, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2001 and the results of their operation and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Radin, Glass & Co., LLP

New York, NY
April 17, 2001

                             Repro-Med Systems, Inc.
                           Consolidated Balance Sheet


ASSETS
                        CURRENT ASSETS February 28, 2001

    Cash                                                            $    35,466
    Accounts Receivable, net                                            207,588
    Inventory                                                           586,866
    Prepaid Expenses & Other Receivables                                 51,587
    Deposits                                                             40,000
                                                                    ------------
TOTAL CURRENT ASSETS                                                    921,507

EQUIPMENT & OTHER ASSETS
    Equipment-net                                                       471,895
    Other Assets                                                         50,076
                                                                    ------------
TOTAL EQUIPMENT & OTHER ASSETS                                          521,971
                                                                    ------------

TOTAL ASSETS                                                        $ 1,443,478
                                                                    ============


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts Payable                                                $   102,137
    Bank Line of Credit Payable                                          70,000
    Accrued Expenses                                                    132,435
    Current Portion of Capital Gain                                      22,481
    Current Portion of Leases Payable                                    11,109
    Customer Deposits                                                     2,770
                                                                    ------------
Total Current Liabilities                                               340,932

    Deferred Capital Gain                                               382,175
    Long Term Leases Payable                                             25,920
                                                                    ------------
TOTAL LIABILITIES                                                       749,027
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                 0
                                                                    ------------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                               100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504, 000 Respectively                                235,040
    Unearned Compensation                                               (41,000)
    Additional Paid-in Capital                                        2,211,631
    Accumulated Deficit                                              (1,569,320)
    Treasury Stock at Cost                                             (142,000)
                                                                    ------------
TOTAL STOCKHOLDERS' EQUITY                                              694,451
                                                                    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 1,443,478
                                                                    ============
    *See accompanying notes to consolidated financial statements


                            Repro-Med Systems, Inc.
                        Consolidated Statements of Income
                               For The Years Ended



                                                           February 28, 2001              February 29, 2000
Sales
-----
  Net Sales of Products                                     $ 2,085,912                    $ 2,065,400
Costs and Expenses:
-------------------
  Cost of Goods Sold                                          1,106,972                      1,125,552
  Selling, General & Administrative                             827,985                      1,008,446
  Research & Development                                         35,335                         80,944
  Depreciation & Amortization                                    84,971                         87,795
  Equity Based Compensation                                     133,000                              0
                                                            ------------                   ------------
Total Costs And Expenses                                      2,188,263                      2,302,737

Net Operating Loss                                             (102,351)                      (237,337)
------------------
Non-Operating Income (Expense)
   Interest Expense                                              (5,483)                      ( 44,104)
   Interest & Other Income                                        3,377                         18,049
  Gain on Sale of Subsidiary                                          0                        224,788
  Gain on Termination of Joint Venture                                0                        172,012
                                                            ------------                   ------------
Total Non-Operating Income (Expense)                             (2,106)                       370,745
                                                            ------------                   ------------

  Income (Loss) before Taxes                                   (104,457)                       133,408
  (Provision) Benefit for Income Taxes                                0                              0
                                                            ------------                   ------------
Net Income (Loss) before Minority Interest &
Extraordinary Item                                             (104,457)                       133,408

Extraordinary Item                                                    0                         62,350
                                                            ------------                   ------------
      Income (Loss) Before Minority Interest                   (104,457)                       195,758

Minority Interest                                                     0                         54,542

Net Income (Loss)                                           $  (104,457)                   $   250,300
                                                            ============                   ============

Preferred Dividend                                               (8,000)                        (8,000)
                                                            ------------                   ------------

Net Income (Loss) Available to
Common Shareholders                                         $  (112,457)                   $   242,300
                                                            ============                   ============

Weighted average number of shares outstanding
  Basic                                                      23,354,000                     22,629,000
  Diluted                                                    23,354,000                     23,123,117

Earnings (Loss) Per Common Share
  Basic-Before Extraordinary Item                                ($0.00)                         $0.01
  Diluted Before Extraordinary Item                               $0.00                          $0.01
  Basic-Extraordinary Item                                       ($0.00)                         $0.00
  Diluted-Extraordinary Item                                      $0.00                          $0.00
*See accompanying notes to consolidated financial statements


                             Repro-Med Systems, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
            For the Years Ended February 28, 2001 & February 29, 2000







                                                                             Warrants &
                                                                               Addt'l
                     Total       Preferred  Stock         Common Stock        Paid-in      Unearned         Accumulated    Treasury
                     Equity     Shares      Amount      Shares     Amount     Capital     Compensation       (Deficit)      Stock
------------------------------------------------------------------------------------------------------------------------------------

February 28,1999    $536,668      10,000     $100   22,142,000    $221,420   $3,040,802          $0        ($2,583,654)   ($142,000)
Preferred            (8,000)                                                                                    (8,000)
Dividend
Net Income           250,300                                                                                   250,300
Issuance of            7,620                           762,000       7,620
Common Stock
Warrants               (140)                                                       (140)
Sale of            (128,540)                                                 (1,009,031)                       880,491
Subsidiary
------------------------------------------------------------------------------------------------------------------------------------
February 29,2000    $657,908      10,000     $100   22,904,000    $229,040   $2,031,631          $0        ($1,460,863)   ($142,000)
                    ========      ======     ====   ==========    ========   ==========          ==        ============   ==========

Preferred            (4,000)                                                                                    (4,000)
Dividend
Net Loss           (104,457)                                                                                  (104,457)
Equity Based         133,000                           400,000       4,000      170,000     (41,000)
Compensation
Exercise of           12,000                           200,000       2,000       10,000
Options
------------------------------------------------------------------------------------------------------------------------------------
February 28,2001    $694,451      10,000     $100   23,504,000    $235,040   $2,211,631    ($41,000)       ($1,569,320)   ($142,000)
                    ========      ======     ====   ==========    ========   ==========    =========       ============   ==========

* See accompanying notes to consolidated financial statements

                             Repro-Med Systems, Inc
                      Consolidated Statements of Cash Flows
                               For the Years Ended

                                                                  February 28, 2001          February 29, 2000
                                                                  -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                        ($104,457)                  $250,300
Adjustments to reconcile net (loss) income to cash
 used in operating activities:
     Equity Based Compensation                                             133,000                          0
     Depreciation and Amortization                                          84,971                     87,795
     Deferred gross profit - building lease                                (22,481)                   (22,481)
     Minority Interests                                                          0                   (288,882)
     Accounts Receivable                                                    20,283                   (107,401)
     Inventories                                                           (30,984)                    17,678
     Prepaid Expenses                                                       (6,070)                    33,268
     Other Assets                                                            4,336                     14,072
     Accounts Payable                                                       42,774                     18,113
     Accrued Expenses                                                      (52,501)                  109, 209
     Leases Payable                                                         37,029                          0
     Customers Deposits                                                   (242,460)                    (1,380)
                                                                  -----------------          -----------------
NET CASH USED BY (PROVIDED IN) OPERATIONS                                 (136,560)                   110,291
                                                                  -----------------          -----------------
CASH FLOWS USED BY INVESTING ACTIVITIES
     Short term investments                                                      0                     81,352
     Capital Expenditures                                                  (73,060)                   (48,941)
     Sale of property                                                            0                   (128,540)
                                                                  -----------------          -----------------
NET CASH USED BY INVESTING ACTIVITIES                                      (73,060)                   (96,129)
                                                                  -----------------          -----------------
CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Repayment of term loan                                                        0                   (240,506)
   Proceeds from line of credit                                             70,000                          0
   Repayment of line of credit                                                   0                   (439,372)
Preferred stock dividends                                                   (4,000)                    (8,000)
   Issuance of Common Stock/Exercise of Options                             12,000                      7,620
   Warrants                                                                      0                      (140)
   Cash collateral deposits                                                      0                    150,000
                                                                  -----------------          -----------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                78,000                   (530,398)
                                                                  -----------------          -----------------
NET DECREASE IN CASH                                                      (131,620)                  (516,236)
CASH, beginning of period                                                  167,085                    683,321
                                                                  -----------------          -----------------
CASH, end of period                                                        $35,466                   $167,085
                                                                  =================          =================

Supplemental disclosures of Cash Flow Information:
   Interest                                                                 $5,483                    $48,099
   Income Taxes                                                                  0                          0
*See accompanying notes to consolidated financial statements

                             Repro-Med Systems, Inc.
                   Notes To Consolidated Financial Statements
        For the Two Years Ended, February 28, 2001 and February 29, 2000

Note 1 - Organization and Summary of Significant Accounting Policies

(A) Repro-Med Systems, Inc. was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition. The statement of operations, cash flows and stockholders' equity for the year ended February 29,2000 includes activity of the sole subsidiary through August 31,1999.

(B)      Revenue is recognized when products are shipped.

(C) Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

(D) Furniture and equipment is stated at cost. Furniture and equipment is being depreciated over five to twelve years utilizing the straight-line method of depreciation.

(E) Inventory is valued at the lower of cost (first-in, first-out method), or market.

(F) The Financial Statements are presented in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the shares to be issued assuming exercise of warrants and options. The loss per common share does not include the conversion of outstanding options and warrants since all of the stock options and warrants outstanding are anti-dilutive.

(G) Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

(H) Use of estimates - the Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments. The actual results may differ from those estimates.

(I) Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

(J) The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

(K) The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only option under SFAS No. 123.

(L) The Company utilized the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(M) The Company reviews long lived assets, certain identifiable assets and any goodwill related to those assets for impairment. Whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At February 28,2001, the Company believes that there has been no impairment of long lived assets.


Note 2 - Inventory


                      Inventory Consists of:                February 2001
                                                            -------------

                        Raw Materials                           $280,020

                        Work In Process                          164,802

                        Finished Goods                           189,372

                        Inventory Reserve                        (47,328)
                                                            -------------

                          Total                                 $586,866
                                                            =============
Note 3 - Equipment and Other Assets

                                                            February 2001
                                                            -------------
                         Equipment:
                           Furniture and Equipment            $1,101,090
                           Accumulated Depreciation             (629,195)
                                                            -------------
                              Net Equipment                     $471,895
                                                            =============

                         Other Assets:
                           Patent Costs                          $90,847
                           Goodwill                               14,137
                           Zonagen Stock at Cost                     802
                           Accumulated Amortization              (55,710)
                                                            -------------
                              Net Other Assets                   $50,076
                                                            =============


Note 4 - Line of Credit
             The company had a line of credit of $200,000 in fiscal year ended February 28, 2001. At February 28, 2001, the company had used $70,000 and $130,000 was available. The President of the Company and one of the Directors guarantee such credit line. February 2001 February 2000 In accordance with the agreement the line of credit needs to be renewed or paid off by June 30, 2001.

Note 5 - Capital Lease

The Company leases certain equipment under leases accounted for as capital leases. The obligations require the Company to make monthly payments of approximately $1,232 through June 2004.

The following is a summary of aggregate annual maturities of long-term debt and capitalized lease obligations as of February 28,2001.

Year ending February 28,
2002                                             $14,784
2003                                             $14,784
2004                                             $14,784
2005                                              $4,928
                                                 -------
Less amounts representing
 interest                                        (12,251)
                                                  37,029
Less current portion                             (11,109)
                                                 -------
                                                 $25,920

Note  6  -  Capitalization   and  Certain  Capital
Transactions

         On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 2001 the Convertible Cumulative Preferred Stock can be converted to 294,117 shares of common stock at the conversion price of 36 cents per share.

         On October 31, 1995, the Company purchased in a private offering 275,000 shares of common shares at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company purchased in a private offering 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med, has the exclusive right to vote all the shares covered under the voting agreement. The 2,000,000 shares redeemed on September 10, 1996, while held by the Company, will be voted exclusively by Mr. Sealfon until June 30, 2002 as required by the voting trust. Treasury Stock shares may be sold at a future time or held by us for corporate use.

         The Company issued 585,000 performance based stock options during the year ended February 28,2001, which will be valued upon such stock options being earned. In addition, the Company also issued 400,000 shares of stock options valued at $82,000, which is being amortized over twelve to twenty-four months. Approximately $41,000 of unearned compensation remains at February 28,2001.

Note 7 - Related Party Transactions

         The Company leased an aircraft from an officer for $20,000 and $19,500 at February 28, 2001 and February 29, 2000.

         The Company leased office space from an officer for $6,000 during the years ended February 28, 2001 and February 29, 2000.

         Repro-Med Systems, Inc. also allocated overhead expenses to its subsidiaries totaling
$240,428 at February 29, 2000.

         The Company had been in a joint venture with its subsidiary, Gamogen, Inc., to market and sell the RESTORE product. The joint venture was terminated in fiscal year February 29, 2000.

Note 8 - Earnings Per Share

         Basic earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period (including 2,275,000 shares held as treasury stock). Diluted earnings and losses per share are computed by dividing net earnings or losses by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period (including 2,275,000 shares held as treasury stock) as if the excercisable options were converted into common stock at the beginning of the period.




Earnings (Loss) Per Common Share
                                       February 2001          February 2000
                                       -------------          -------------
      Basic  Per Share                       ($0.00)                $ 0.01
      Number of Shares Primary           23,354,000             22,629,000

      Diluted Per Share                      ($0.00)                $ 0.01
      Number of Shares Fully Diluted     23,354,000             23,123,117

Note 9 - Income Taxes

         As of February 28, 2001 Repro-Med has a net operating loss carry forward ("NOL") of approximately $1,450,000 available to offset its future income tax liabilities. The NOL will begin to expire in the year 2002 and has been used to offset deferred taxes for financial purposes.

Temporary differences which give rise to deferred taxes are summarized as follows:

                                          February 28, 2001    February 29,2000
                                          -----------------    ----------------

          Deferred tax assets:
           Net operating loss and other
            carryforwards                        $ 540,000            $550,000
           Valuation Allowance                    (540,000)           (550,000)
                                          -----------------    ----------------
           Net deferred tax assets                     $ 0                 $ 0
                                          =================    ================

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                          February 28, 2001  February 29,2000
                                          -----------------  ----------------

     Tax benefit at statutory rate                ($35,000)          $85,000
     Nondeductible expense                          31,000                 0
     State benefit, net of Federal
     tax effect                                     (4,000)           10,000
                                          -----------------  ----------------
     Change in valuation allowance on
     net operating loss                              8,000           (95,000)
                                          -----------------  ----------------
                                                     $   0             $   0
                                          =================  ================

Note 10 - Stock Option Plan

         On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans. In May 2000, Marion Howarth exercised 200,000 options under the plan. No other options under the plan have been exercised as of February 28, 2001.

         The Company has two employee incentive stock option plans, which are authorized to issue up to 5,000,000 shares of common stock, respectively.

         Stock option activity for the years ended February 28, 2000 and 2001 is summarized as follows:

1995 Stock Option Plan:
                                           Weighted
                                            Average
                                            Shares              Exercise Price
                                      ------------------      ------------------
  Outstanding at February 28, 1999            3,800,000                $    .06
     Granted                                          -                       -
     Exercised                                        -                       -
     Expired or cancelled                             -                       -
                                      ------------------      ------------------
  Outstanding at February 29, 2000            3,800,000                $    .06
                                      ------------------      ------------------
     Granted                                    300,000                     .20
     Exercised                                 (200,000)                    .06
     Expired or cancelled                    (1,700,000)                    .06
                                      ------------------      ------------------
  Outstanding at February 28, 2001            2,200,000                $    .07
                                      ==================      ==================

Non - Qualified Stock Options:
                                           Weighted
                                           Average
                                           Shares              Exercise Price
                                      ------------------     -------------------
  Outstanding at February 28, 1999                    -                $      -
     Granted                                    150,000                    1.00
     Exercised                                        -                       -
     Expired or cancelled                             -                       -
                                      ------------------     -------------------
  Outstanding at February 29, 2000              150,000                    1.00
                                      ------------------     -------------------
     Granted                                    985,000                     .20
     Exercised                                        -                       -
     Expired or cancelled                             -                       -
                                      ------------------     -------------------
  Outstanding at February 28, 2001            1,135,000                $    .30
                                      ==================     ===================

Information, at date of issuance, regarding stock option grants for the year ended February 28, 2000 and 2001:

                                                                            Weighted           Weighted
                                                                             Average            Average
                                                                            Exercise             Fair
                                                          Shares              Price              Value
                                                       --------------     --------------    ----------------
Year ended February 29, 2000:
   Exercise price exceeds market price                       150,000           $   1.00              $  .07
   Exercise price equals market price                              -                  -                   -
   Exercise price is less that market price                        -                  -                   -

Year ended February 28, 2001:
   Exercise price exceeds market price                             -           $      -              $    -
   Exercise price equals market price                        800,000                .22                 .08
   Exercise price is less that market price                  185,000                .10                 .18

         For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended February 28,

2001 and 2000: annual dividends of $0.00, expected volatility of 97% at February 28, 2001 and 2000, risk-free interest rate of 5.75% and expected life of three years for all grants.

         If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net (loss) and income per share for the years ended February 28, 2001 and 2000, would have been approximately, ($120,457) and ($.01), $250,300 and $.01, respectively.

         The non-qualified stock options outstanding are partially vested; in addition 585,000 of such stock options are performance based. The compensation expense attributed to the issuance of these stock options will be amortized and expensed over periods up to 24 months, except for the performance based options, which compensation expense will be determined upon the performance criteria being met. These stock options are exercisable for three years from the grant date. The employee stock option plan stock options are exercisable for ten years from the grant date and vest over three years. As of February 28, 2001 and 2000, 4,250,000 and 3,950,000, respectively, of these stock options were vested or earned.

         The following table summarizes information about warrants outstanding and exercisable at February 28, 2001:

                                             Outstanding
                          -----------------------------------------------------
                                               Weighted-         Weighted-
                                                average           average
                                               remaining          exercise
                             Shares          life in years         price
                          -----------------------------------------------------
Range of exercise prices
 $ .01 to $ .10            3,985,000                 2.71          $   .06
 $ .11 to $ .50            1,125,000                 2.17              .22
 $ .61 to $1.00               50,000                 2.00              .80
 $1.01 to $3.00               75,000                 2.00             1.30
                           ---------
                           5,235,000

Note 11 - Sale-Leaseback Transaction - Operating Lease

         On February 25, 1999, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its land and building at 24 Carpenter Road, in Chester, New York and leased it back for a period of 20 Years. The leaseback has been accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

         At February 28, 2001 the future minimum rental payments are:

Year              Minimum rental payments
----              -----------------------
2002                         $   120,000
2003                             120,000
2004                             120,000
2005                             120,000
2006                             120,000
thereafter                   $ 1,685,000
                  -----------------------
Total                        $ 2,285,000

Note 12 - Major Customer

         In the year ended February 28, 2001 there were two customers that accounted for 27% of the total sales. Management expects sales to continue with one of the two largest customers in fiscal year February 28, 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         In February 2001, the Board of Directors of Repro-Med Systems, Inc., (The "Company") approved the dismissal of Weingast, Zucker & Ruttenberg, LLP
("Weingast") as its independent accountants and auditors of record for the financial statements as of and for the year ended February 28,2001.

         The reports of Weingast on the Company's financial statements for the years ended February 28, 1999 and February 29,2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal years ended February 28, 1999 and February 29,2000 and in the subsequent interim periods, there were no disagreements between the Company and Weingast on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Weingast, would have caused Weingast to make reference to the matter in their reports.

         In February 2001, the Board of Directors of the Company approved the engagement of Radin, Glass & Co., LLP ("Radin Glass") of New York, New York, to replace Weingast as the Company's independent auditors. The Company had not retained Radin Glass during any of the previous years to consult on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of a disagreement with the prior accountants or a reportable event under the Securities laws.

                                  PART III

Item 9. Directors and Executive Officers,  Promoters and Control Persons:
        Compliance With Section 16(a) of the Exchange Act


         The following table sets forth-certain information with respect to the Executive Officers and Directors:

                  Name                      Age         Position/Held Since

                  Andrew I. Sealfon         55          President 1980,
                                                        Treasurer 1983,
                                                        Chairman 1989,
                                                        Director 1980
                                                        CEO 1986

                  Paul Mark Baker           51          Director 1991

                  Nathan Blumberg           66          Director 2000

                  Remo Spagnoli             72          Director 1993

         Mr. Sealfon is deemed a "parent" and "promoter" as those terms are defined under the Securities Act of 1933 as amended.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected. Executive Officers hold office at the discretion of the Board of Directors.

         Mr. Sealfon co-founded Repro-Med Systems, Inc. in 1980. He is an electrical engineer and inventor and has been granted numerous United States patents. Mr. Sealfon is a graduate of Lafayette College.

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

         Dr. Blumberg who recently joined our board, was a practicing urologist in the New York area, and has founded and sold an IV business to 3M. He teaches medicine at Stony Brook University on Long Island, and now consults for various medical companies. He makes available a wealth of medical and business acumen to the Company.

         Mr. Spagnoli is a principal founder and past President and Chairman of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli presently consults for CRS, Inc.

Item 10.  Executive Compensation

         Andrew I. Sealfon, President, received $129,750 in salary from Repro-Med during the fiscal year ended February 28, 2001. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

         The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation

         Name & Position            Year       Salary           Other *
         ---------------            ----       ------           -----

         Andrew I. Sealfon,
         President                  2001       $129,750         $6,000
                                    2000       $129,750         $8,949
                                    1999       $146,144         $11,895

         * Other compensation includes car allowance and $6,000 for rental of lab facilities.

         We granted 300,000 options, exercisable for a period of three years following the one-year anniversary date of employment, to Ronald Tortorella, VP of Operations.

         We have also contracted to grant options to Robert Leichtman, VP of Sales based on increased sales performance during fiscal year 2002 as compared to fiscal year 2001.

         Table of aggregated options exercised in the fiscal year and option values at year-end February 2001:

                                                                                          Value of
                                                                  Number of             Unexercised
                                                                 Unexercised            In-the-Money
                                 Shares                           Options at               Options
                                Acquired                          Year-end               at Year-end
     Name of Individual           On            Value            Exercisable/           Exercisable/
                                Exercise       Realized         Unexercisable          Unexercisable

     A. I. Sealfon
     Exercisable                  0               0                 1,500,000             $99,000
     Unexercisable                0               0                         0                  $0

     R. Tortorella
     Exercisable                  0               0                         0                   0
     Unexercisable                0               0                   300,000             $60,000

     R. Leichtman
     Exercisable                  0               0                         0                   0
     Unexercisable                0               0                   500,000            $100,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 2001, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:


       Name of Principal Shareholders                       Number of           Percent
                and Identity of Group                 Shares Owned             of Class     Notes:
       ------------------------------                 ------------             --------     -----

       Andrew I. Sealfon*                               10,538,750                 45%       1,2,6

       Dr. Paul Mark Baker                               1,254,000                  5%       6

       Dr. Nathan Blumberg                                  50,000                  0%       5

       Remo Spagnoli                                     1,095,950                  5%       3,4,6

       Repro-Med Systems, Inc                            2,275,000                 10%       7

       All Directors and Officers as a Group (4         15,213,700                 64%
       Persons)

         *Andrew I. Sealfon is deemed a "parent" and a "promoter" of Repro-Med
          Systems, Inc. as those terms are defined under the Securities Act of 1933, as amended.

         (1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

         (2) Under the terms of a voting agreement dated June 30, 1992, Messrs. Sealfon and Zorgniotti agreed to vote their shares jointly when voting as stockholders. This agreement which is in effect for 10 years represents 3,571,500 shares previously owned by the Estate of A. Zorgniotti. In 1996, 2,000,000 shares were purchased by Repro-Med Systems, Inc., January 1997, 1,571,500 were purchased in a private transaction by a number of individual investors including at that time an officer and three directors of Repro-Med. This same group purchased 400,000 shares from the estate of A. Zorgniotti in May 1998. These transactions were subject to the voting agreement and results in 3,971,500 shares being classified as owned by Mr. Sealfon.

         (3) Includes 477,000 shares of Common Stock owned by six members of Mr. Spagnoli's family.

         (4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 2001, Mr. Spagnoli received $4,000 in preferred stock dividends. The preferred stock can be redeemed for 294,117 shares of Repro-Med common stock at $0.36 per share. Consequently, 294,117 shares are deemed beneficially owned by Mr. Spagnoli and included above.

         (5) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 250,000 shares of stock in exchange for services rendered.

         (6) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems, Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee

         Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of
         Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. As of March 2001, the only options exercised under the plan were 200,000 options for Marion Howarth. (exercised May 2000).

         (7) Treasury stock acquired by Repro-Med Systems, Inc. total cost as reflected on balance sheet for 2,275,000 shares of Common Stock is $142,000.



                                                                                No. Shares & Earliest Date of
       Name                 Main Position               Price Per Share                  Exercise
       ----                 -------------               ---------------         -----------------------------
       Sealfon, A.           President                          $0.066                  1,500,000, 3/1/95
       Baker, M.             Clinical Consultant                $0.060                    300,000, 3/1/95


       1995 Stock Option Plan for Non-Employee Directors:
       -------------------------------------------------
       Carlson, J.           Director                           $0.06                      20,000, 3/1/96
                                                                                           20,000, 3/1/97
                                                                                           20,000, 3/1/98
                                                                                           20,000, 3/1/99
                                                                                           20,000, 3/1/00

       Spagnoli, R.         Director                            $0.06                      20,000, 3/1/96
                                                                                           20,000, 3/1/97
                                                                                           20,000, 3/1/98
                                                                                           20,000, 3/1/99
                                                                                           20,000, 3/1/00

         The above calculations give effect to purchase of shares exercisable within 60 days of February 2001 under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group. As of August 25, 2000, J. Carlson is no longer a Non-Employee Director. Pursuant to the plan, Mr. Carlson is eligible to exercise his vested options within one year of termination. If such options are not exercised within that time they will be deemed cancelled.


Item 12.  Certain Relationships and Related Transactions

         In April 1986, Gamogen issued 699,200 shares of Common Stock to Repro-Med for $41,779. On September 1, 1999, Repro-Med sold the investment and purchased the operation of Gamogen and its subsidiary Gyneco, Inc. This ended the affiliation with Gamogen. For the first six months of fiscal year 2000, however, the operations of Gamogen were consolidated with Repro-Med.

         In 1993, Repro-Med designed some of its components around parts that were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and for use of the design patent. Gyneco was compensated with a 3% royalty on those OEM sales employing parts relating to its tooling. For the RES-Q-VAC items using Gyneco tooling a 4% royalty was paid. Payments to Gyneco from Repro-Med under this arrangement totaled $11,728 in the fiscal year ended February 2000. With the acquisition of Gyneco's operations this payment ceased.

         To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid in 2001 were $20,000 versus $19,500 paid in 2000. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

         Messrs. Sealfon and Zorgniotti entered into a ten year voting agreement June 30, 1992 pursuant to which they agreed on their behalf and on behalf of their successors in interest to vote all the shares over which they then had voting control when voting for the election of directors (or as directors when filling vacancies in the board) for persons designated jointly by them with one half or a majority (if there are an odd number of directors) of the designees to be named by Mr. Sealfon and the remainder by Dr. Zorgniotti. The voting agreement further provides for either of them to designate all directors or to determine how all of the shares shall be voted on other matters requiring the approval of stockholders, in the event of the death of the other. Dr. Zorgniotti died July 7, 1994; therefore Mr. Sealfon has the exclusive right to vote all the shares covered under the voting agreement.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits
(3) Articles of Incorporation and By-Laws

                  3(a)     -        Articles of Incorporation(1)

                  3(b)     -        By-Laws(2)
 (10)    Material Contracts:

                  10(c) Voting Agreement for Repro-Med Systems, Inc.
                        Common Stock between Andrew I. Sealfon and Dr. Adrian Zorgniotti(3)
                  10(e) 1995 Stock Option Plan(5)
                  10(f) 1995 Stock Option Plan for Non-Employee Directors(5) 10(h) Sales Representative Agreement(7)
                  10(i) Termination Agreement(7)
         (21)     Subsidiary of Registrant:
                  NONE

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  May 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                              May 29, 2001
-----------------------------
Andrew I. Sealfon, President,
Treasurer, Chairman of the Board, Director,
and Chief Executive Officer, Chief Financial Officer

/s/ Dr. Nathan Blumberg                                            May 29, 2001
-----------------------------
Dr. Nathan Blumberg, Director

/s/ Dr. Paul Mark Baker                                            May 29, 2001
-----------------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli                                                  May 29, 2001
-----------------------------
Remo Spagnoli, Director