Form 10QSB
period 2001-05-31
REPRO MED SYSTEMS INC
filed 2001-07-13
CIK 704440

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT
        OF 1934

         For the quarterly period ended                       May 31, 2001
                                                              ------------

         Commission File Number                               0-12305
                                                              -------

                             REPRO-MED SYSTEMS, INC.
                          ----------------------------
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

                  Class                              Outstanding at May 31, 2001

Common stock, $.01 par value                               23,504,000 shares

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                    PAGE

Item 1.
         Financial Statements
         Balance Sheet (Unaudited)- May 31, 2001                             3

         Statements of Operations (Unaudited)- for the three-months
         ending May 31,2001 and May 31, 2000                                 4

         Statements of Cash Flow(Unaudited) - for the three-months
         Ending May 31,2001 and 2000                                         5

         Notes to Unaudited Financial Statements                             6

Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      6

Part II

Item 1.
         Legal Proceedings                                                   9

Item 2.
         Changes in Securities and Use of Proceeds                           9
Item 3.
         Defaults Upon Senior Securities                                     9

Item 4.
         Submission of Matters to a Vote of Security Holders                 9

Item 5.
          Other Information                                                  9

Item 6.
          Exhibits and Reports on Form 8-K                                   9

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED


ASSETS                                                          May 31,2001
CURRENT ASSETS

    Cash & Cash Equivalents                                        $52,306
    Accounts Receivable, net                                       202,256
    Inventory                                                      608,638
    Prepaid Expenses & Other Receivables                            90,970
                                                                -----------
TOTAL CURRENT ASSETS                                               954,170
                                                                -----------

EQUIPMENT & OTHER ASSETS
    Total Equipment                                              1,105,724
    Less - Accumulated Depreciation                               (648,058)
                                                                -----------
    Net Book Value of Equipment                                    457,666
    Deposits                                                        40,000
    Other Assets                                                    52,830
                                                                -----------
TOTAL EQUIPMENT & OTHER ASSETS                                     550,496
                                                                -----------

TOTAL ASSETS                                                    $1,504,666
                                                                ===========


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                              $157,359
    Accrued Expenses                                               147,367
    Bank Line of Credit Payable                                    175,000
    Current Portion of Leases Payable                               11,109
    Current Portion Capital Gain                                    22,481
                                                                -----------
    Total Current Liabilities                                      513,316
                                                                -----------

OTHER LIABILITIES
     Customer Deposits                                                 346
     Long-Term Portion of Leases Payable                            22,217
     Deferred Capital Gain Income                                  376,555
                                                                -----------
TOTAL LIABILITIES                                                  912,434
                                                                -----------

STOCKHOLDERS' EQUITY
--------------------
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                          100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000
    Respectively                                                   235,040
    Unearned Compensation                                          (30,750)
    Additional Paid-in Capital                                   2,211,631
    Accumulated Deficit                                         (1,681,790)
    Treasury Stock at Cost                                        (142,000)
                                                                -----------
TOTAL STOCKHOLDERS' EQUITY                                         592,232
                                                                -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $1,504,666
                                                                ===========


                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    FOR THE 3 MONTHS ENDED
                                                 May 31,2001      May 31,2000

SALES
Net Sales of Products                              $427,414         $556,614


COST AND EXPENSES

  Cost of Goods Sold                                319,160          334,198
  Selling, General & Administrative Expenses        173,594          177,975
  Research and Development                           11,433           13,024
  Depreciation and Amortization                      20,289           21,415
  Equity Based Compensation                          10,250                0
                                                  ----------       ----------
TOTAL COST AND EXPENSES                             534,727          546,612
                                                  ----------       ----------


INCOME (LOSS) FROM OPERATIONS                      (107,313)          10,002

Non-Operating Income (Expense)
  Interest (Expense)                                 (3,741)               0
  Interest & Other Income                             2,997              200
                                                  ----------       ----------
                                                       (745)          10,202
                                                  ----------       ----------


INCOME (LOSS) Before Income Taxes                  (108,058)          10,202


  Provision for Income Taxes                           (411)               0
                                                  ----------       ----------


NET INCOME (LOSS) AFTER TAXES                      (108,469)          10,202
                                                  ==========       ==========

Preferred Dividends                                    4,000           4,000

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                (112,469)           6,202


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                      23,504,000       23,016,500

EARNINGS (LOSS) PER COMMON SHARE

  Basic                                             ($0.00)            $0.00
  Diluted                                           ($0.00)            $0.00




                                       4


                                             REPRO-MED SYSTEMS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED
                                           FOR THE THREE MONTHS ENDED


                                                                      May 31,2001              May 31,2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                      ($108,469)                  $10,202
Adjustments to reconcile net (loss) income to cash
 used in operating activities:
     Equity Based Compensation                                            10,250                         0
     Depreciation and Amortization                                        20,289                    21,415
     Deferred gross profit - building lease                               (5,621)                   (5,620)
       Accounts Receivable                                                 5,331                   (12,782)
     Inventories                                                         (21,773)                  (70,433)
     Prepaid Expenses                                                    (39,383)                  (11,005)
     Other Assets                                                         (2,754)                     (181)
     Accounts Payable                                                     55,222                    83,299
     Accrued Expenses                                                     14,932                     2,560
     Leases Payable                                                       (3,703)                        0
     Customers Deposits                                                   (2,424)                  (70,140)
                                                                       ----------                ----------
NET CASH USED BY (PROVIDED IN) OPERATIONS                                (78,102)                  (52,685)
                                                                       ----------                ----------

CASH FLOWS USED BY INVESTING ACTIVITIES
       Capital Expenditures                                               (6,058)                   (5,283)
                                                                       ----------                ----------
     NET CASH USED BY INVESTING ACTIVITIES                                (6,058)                   (5,283)
                                                                       ----------                ----------

CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Proceeds from line of credit                                          105,000                         0
   Preferred stock dividends                                              (4,000)                        0
   Issuance of Common Stock/Exercise of Options                                0                    27,000
   NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                             101,000                    27,000
                                                                       ----------                ----------

NET INCREASE (DECREASE) IN CASH                                           16,840                   (30,968)
CASH, beginning of period                                                 35,466                   167,085
                                                                       ----------                ----------
CASH, end of period                                                      $52,306                  $136,117
                                                                       ==========                ==========

Supplemental disclosures of Cash Flow Information:
   Interest                                                               $3,741                        $0
   Income Taxes                                                              411                       801
*See accompanying notes to consolidated financial statements





                                      5

Repro-Med Systems, Inc.
Notes to the Unaudited Financial Statements

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended February 28,2001 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31,2001, and the results of operations and cash flows for the three-month periods ended May 31,2001 and 2000 have been included.

         The results of operations for the three-month period ended May 31,2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2001.

         Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

Debt

         As of May 31,2001, we had advanced $175,000 on our bank line of credit. The line agreement officially ended on June 30,2001 but the bank is in the process of reviewing the line for a renewal of one year based on our request.


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


Three months ended May 31,2001 and 2000

         Sales of our core products increased quarter over quarter ended May 31, 2001 with our Freedom60 sales increasing by 14% and Res-Q-Vac sales increasing by 11%. However net sales decreased overall 23% from $556,614 (2000) to $427,414
(2001) for the quarter primarily due to a decrease of sales in product lines which we are eliminating due to low margins, a decrease in monthly sales for one of our OEM customers, and for, the recognition of revenue in 2000 for another OEM customer.

         Gross profit decreased to 25% of net sales in 2001 from 39 % in 2000 primarily resulting from the timing of revenue recognition for an OEM sale for product that was sold in a prior period and the sale completed and recognized throughout fiscal year 2000.

         Selling, general and administrative expense experienced a minor decrease of 2% for the three-month period versus 2000.

         Research and development expenses decreased 12% period to period as a result of the resignation of our R&D engineer during the second quarter 2000.

         There was no material change in depreciation and amortization expense during this period.

         Interest expense increased 100% as a result of an equipment lease payable that began in the second quarter of 2000 and due to an outstanding balance on our bank line of credit during 2001.

Liquidity and Capital Resources

         During June 2000, we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for material purchases for new orders and tooling. As of May 31, 2001, $175,000 has been advanced on the line of credit. The Company drew down the remaining $25,000 prior to the expiration of the line on June 30,2001. We have requested that the bank renew the line for an additional year. Currently, the bank is in the process of reviewing our request. The bank has assured the Company that if the line is not renewed, there will be no immediate repayment of the line.

         Despite the negative cash flow resulting from a substantial loss for the three months ended May 31,2001, the Company has sufficient capital for our ongoing needs based on anticipated sales growth in the next six months and maintaining careful control of expenses. We have demonstrated our ability to control costs and believe we would be able to offset any unanticipated decreases in revenues with additional reductions in overhead, materials, and labor. The funds available on May 31, 2001 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

         To enable us to significantly increase marketing efforts of our key products, and to develop and market our new technology devices such as the "No Overflow Protector" for our Res-Q-Vac among others, we have spoken to various financial people who have offered to assist the Company to raise capital. There is no assurance that these people will be successful in their efforts or that the cost of the capital will be favorable to the company.

Subsequent Events

         As of July 1, 2001, management has restructured the sales and marketing department. Our former VP of sales and marketing has been moved into the field to increase our direct sales effort, product awareness, and market share for the FREEDOM60 and Res-Q-Vac. We are currently operating with 6 active outside independent sales representatives. We have recently trained 5 additional representatives and will be continuing to train additional representatives in the coming months. We anticipate operating with approximately 20 active representatives by December 31, 2001.

         In conjunction with the restructuring, we are utilizing an outside telemarketer to assist us in increasing our presence in the military and provide follow up on potential leads from trade shows and other inquiries. Management has also developed a marketing strategy to expedite the closing process on sales for the FREEDOM60.

         We are in the early stages of negotiation with a major presence in the Emergency Market to discuss synergies in our product lines. There can be no assurance that these negotiations will end in a definitive agreement between the two companies or that such an agreement will be beneficial to our Company.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company during the quarter ended May 31,2001.

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         None

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/
/s/ Andrew I. Sealfon                                         July 13,2001
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer