Form 10QSB
period 2001-08-31
REPRO MED SYSTEMS INC
filed 2001-10-11
CIK 704440

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES ACT OF 1934

        For the quarterly period ended          August 31, 2001
                                                ---------------

        Commission File Number                  0-12305
                                                -------
                             REPRO-MED SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         New  York                                    13-3044880
-------------------------------                   -------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

24 Carpenter Road, Chester, NY                          10918
----------------------------------------            --------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (845) 469-2042

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at Aug. 31, 2001
----------------------------                    ----------------------------

Common stock, $.01 par value                          23,504,000 shares

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                      PAGE

Item 1.
         Financial Statements
         Balance Sheet - August 31, 2001                                    3

         Statements of Income - for the three-months and
         six months ending August 31, 2001 and August 31, 2000              4

         Statements of Cash Flow -
         August 31, 2001 and 2000                                           5

         Notes to Financial Statements                                      6

Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                     6

PART II

Item 1.
         Legal Proceedings                                                  10

Item 2.
         Changes in Securities                                              10

Item 3.
         Defaults Upon Senior Securities                                    10

Item 4.
         Submission of Matters to a Vote of Security Holders                10
Item 5.
         Other Information                                                  10

Item 6.
         Exhibits and Reports on Form 8-K                                   10


                             REPRO-MED SYSTEMS, INC
                                 BALANCE SHEETS


ASSETS                                                           8-31-01
CURRENT ASSETS                                                 -----------

    Cash & Cash Equivalents                                        $62,546
    Accounts Receivable, net                                       179,519
    Inventory                                                      643,513
    Prepaid Expenses & Other Receivables                            29,590
                                                               ------------
TOTAL CURRENT ASSETS                                               915,168
                                                               ============

EQUIPMENT & OTHER ASSETS
    Total Equipment                                              1,143,089
    Less - Accumulated Depreciation                               (668,120)
                                                               ------------
    Net Book Value of Equipment                                    474,969
    Deposits                                                        40,000
    Other Assets                                                    51,404
                                                               ------------
TOTAL EQUIPMENT & OTHER ASSETS                                     566,373
                                                               ------------

TOTAL ASSETS                                                    $1,481,541
                                                               ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                              $131,738
    Accrued Expenses                                               154,918
    Current Portion Capital Gain                                    22,481
    Current Portion of Leases Payable                               16,831
    Bank Line of Credit Payable                                    200,000
                                                               ------------
Total Current Liabilities                                          525,968
                                                               ------------

OTHER LIABILITIES
     Customer Deposits                                               3,916
     Deferred Capital Gain Income                                  370,935
     Long-Term Portion of Leases Payable                            46,165
                                                               ------------
TOTAL LIABILITIES                                                  946,984
                                                               ------------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                          100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000
    Respectively                                                   235,040
    Additional Paid-in Capital                                   2,211,631
    Unearned Compensation                                          (20,500)
    Accumulated Deficit                                         (1,749,714)
    Treasury Stock at Cost                                        (142,000)
                                                               ------------
TOTAL STOCKHOLDERS' EQUITY                                         534,557
                                                               ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $1,481,541
                                                               ============

                                       3

                             REPRO-MED SYSTEMS, INC
                              STATEMENTS OF INCOME



                                                   FOR THE 3 MONTHS ENDED                FOR THE 6 MONTHS ENDED
                                                Aug 31, 2001     Aug 31, 2000         Aug 31,2001      Aug 31, 2000
                                                ------------     ------------         -----------      ------------

SALES

Net Sales of Products                               $448,150         $536,744            $875,563        $1,093,358


COST AND EXPENSES

  Cost of Goods Sold                                 311,009          302,435             630,169           594,889
  Selling, General & Administrative Expenses         156,211          173,694             329,806           393,491
  Research and Development                            11,518           14,022              22,951            26,968
  Equity Based Compensation                           10,250                0              20,500                 0
  Depreciation and Amortization                       21,489           21,415              41,778            42,830
                                                    ---------        ---------         -----------       -----------
TOTAL COST AND EXPENSES                              510,477          511,566           1,045,203         1,058,178
                                                    ---------        ---------         -----------       -----------



INCOME (LOSS) FROM OPERATIONS                        (62,327)          25,178            (169,640)           35,180

Non-Operating Income (Expense)
  Interest (Expense)                                  (4,323)             (51)             (8,065)              (51)
  Interest & Other Income                              2,726              418               5,722               618
                                                    ---------        ---------         -----------       -----------
                                                      (1,597)             367              (2,342)              567
                                                    ---------        ---------         -----------       -----------


INCOME (LOSS) BEFORE INCOME TAXES                    (63,924)          25,545            (171,983)           35,747

    Provision for Income Taxes                             0                0                (411)                0
                                                    ---------        ---------         -----------       -----------

NET INCOME (LOSS) AFTER TAXES                        (63,924)          25,545            (172,394)           35,747


Preferred Dividends                                    4,000            4,000               8,000             4,000
                                                    ---------        ---------         -----------       -----------

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                  (67,924)          21,545            (180,394)           31,747
                                                    =========        =========         ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE

  Primary                                             ($0.00)           $0.00              ($0.01)            $0.00
  Fully Diluted                                       ($0.00)           $0.00              ($0.01)            $0.00

                                       4

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                            AUGUST 31, 2001        AUGUST 31, 2000
                                                            ---------------        ---------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                ($172,394)               $35,747
Adjustments to reconcile net (loss) income to cash
 provided by (used) in operating activities:
  Equity Based Compensation                                         20,500                      0
  Depreciation and Amortization                                     41,778                 42,830
  Deferred Gross Profit - Building Lease                           (11,241)               (11,240)
  Accounts Receivable                                               28,069                 58,959
  Inventory                                                        (56,647)               (90,424)
  Prepaid Expenses and Other Receivables                            21,997                 (1,858)
  Other Assets                                                      (1,328)                 1,613
  Accounts Payable                                                  29,601                 39,268
  Leases Payable                                                    25,967                      0
  Other Liabilities                                                 23,629               (130,099)
                                                                 ----------             ----------


NET CASH PROVIDED IN OPERATIONS                                    (50,070)               (55,204)
                                                                 ----------             ----------

CASH FLOWS USED BY INVESTING ACTIVITIES
 Capital Expenditures                                              (44,850)               (17,213)
                                                                 ----------             ----------
 NET CASH USED BY INVESTING ACTIVITIES                             (44,850)               (17,213)
                                                                 ----------             ----------


CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from Line of Credit                                     130,000                      0
  Issuance of Common Stock/Exercise of Options                           0                 27,000
  Preferred Stock Dividend                                          (8,000)                (4,000)
                                                                 ----------             ----------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:                        122,000                 23,000
                                                                 ----------             ----------

NET INCREASE (DECREASE) IN CASH                                     27,081                (49,417)
  CASH, beginning of period                                         35,466                167,085
                                                                 ----------             ----------
  CASH, end of period                                              $62,546               $117,668
                                                                 ==========             ==========

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest                                                           8,065                     51
  Income Taxes                                                         411                    801

                                       5

Repro-Med Systems, Inc.
Notes to the Financial Statements

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31,2001, and the results of operations for the three-month and six month periods ended August 31,2001 and 2000 and cash flows for the periods ended August 31,2001 and 2000 have been included.

The results of operations for the three-month and six-month periods ended August 31,2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2001.

Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

Debt

As of August 31,2001, we have borrowed $200,000 on our bank line of credit. Although the line agreement matured on June 30,2001, the bank has not demanded payment while we are in the process of applying for a loan that would satisfy the line of credit and supply us with additional capital necessary to support expansion. The note remains a demand note during the loan process.

New Accounting Developments:

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Part I Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
All Statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "believes", "anticipates", "estimates", "plans", "expects", "intends", "may", "projects", "will" and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements contained or incorporated in this report, particularly the matters discussed in the Overview to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report. In addition, any forward-looking statements represent Repro-Med Systems, Inc. estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Repro-Med Systems, Inc.'s estimates as of any subsequent date. We do not assume any obligation to update forward-looking statements.

Three months ended August 31, 2001 vs. 2000
-------------------------------------------

Sales of our core products increased for the quarter ended August 31,2001 versus the quarter ended August 31, 2000 with our FREEDOM60 sales increasing by 47% and RES-Q-VAC sales increasing by 18%.

However net sales decreased 17% overall for the quarter ended August 31,2001 from $536,744 for the quarter ended August 31, 2000 to $448,150 for the quarter ended August 31,2001 primarily due to a decrease of sales in product lines which we are eliminating due to low margins and for the recognition of revenue in 2000 for one of our OEM customers.

Gross profit decreased to 31% of net sales for the quarter ended August 31,2001 from 44 % for the quarter ended August 31,2000 primarily resulting from the timing of revenue from a large one-time sale in 2000 of OEM products with a high profit margin. The current gross profit percentage is indicative of our core business.

Selling, general and administrative expense decreased 10% for the quarter period ended August 31,2001 versus the quarter ended August 31,2000 as a result of reducing administrative personnel costs.

Research and development expenses decreased 18% for the quarter ended August 31, 2001 versus the quarter ended August 31,2000 as a result of the resignation of our R&D engineer during the second quarter 2000 and a reduction in the development of new products.

There was no material change in depreciation and amortization expense during this period.

Interest expense increased 100% as a result of an equipment lease that began at the end of the second quarter of 2000 and two leases that began during the first half of 2001 and due to monthly interest payments on the outstanding balance of our bank line of credit during 2001.


Six Months Ended August 31, 2001 vs. 2000
-----------------------------------------

Sales of our core products increased for the six-month period ended August 31, 2001 versus the six month period ended August 31, 2000 with our FREEDOM60 sales increasing by 30% and RES-Q-VAC sales increasing by 15%. However net sales decreased 20% overall for the six-month period ended August 31, 2001 from $1,093,358 for the six months ended August 31,2000 to $875,563 for the six months ended August 31,2001 primarily due to a decrease of sales in product lines which we are eliminating due to low margins and for the recognition of revenue in 2000 for one of our OEM customers.

Gross profit decreased to 28% of net sales for the six months ended August 31, 2001 from 46 % in the six months ended August 31, 2000 primarily resulting from a large one-time sale in 2000 of OEM products with a high profit margin. The current gross profit percentage is indicative of our core business.

Selling, general and administrative expense decreased 16% for the six month period ended August 31,2001 versus the six month period ended August 31, 2000 as a result of reducing administrative personnel costs.

Research and development expenses decreased 15% for the six month period ended August 31, 2001 versus the six month period ended August 31, 2000 as a result of the resignation of our R&D engineer during the second quarter 2000 and a reduction in the development of new products.


Liquidity and Capital Resources
-------------------------------

During June 2000, we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for material purchases for new orders and tooling. As of August 31, 2001, $200,000 has been advanced on the line of credit. We are currently working with the bank to secure financing to repay the line of credit and cover inventory and tooling costs associated with future growth.

During the third quarter we experienced improved cash flow due to increased sales in July and August and from strong sales to international customers that pay at the time of product shipment. The funds available on August 31, 2001 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

To enable us to significantly increase marketing efforts of our key products, and to develop and market our new technology devices such as the "Full Stop Protector" for our Res-Q-Vac among others, we are trying to refinance and increase our bank line as well as discussing financing with various financial people who have offered to assist the Company to raise capital. There is no assurance that the bank will extend or increase our line of credit or that these financial people will be successful in their efforts or that the cost of the capital will be favorable to the company.

Subsequent Events

During August 2001, we began a trial of the FREEDOM60 at one location of a major national home healthcare agency. We received our first order, as a result of the successful trial, in September 2001. We have begun a trial at another location of this agency and will be working diligently to begin trials at the other locations within the next six months.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

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

         None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2001.

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

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         October 11, 2001
---------------------

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer