Form 10QSB
period 2001-11-30
REPRO MED SYSTEMS INC
filed 2002-01-15
CIK 704440

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES ACT OF 1934

         For the quarterly period ended        November 30, 2001
         ------------------------------        -----------------

         Commission File Number                0-12305
         ----------------------                -------

                             REPRO-MED SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         New  York                                     13-3044880
         ---------                                     ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

24 Carpenter Road, Chester, NY                         10918
------------------------------                         -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (845) 469-2042

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

           Class                              Outstanding at Nov. 30, 2001
           -----                              ----------------------------

Common stock, $.01 par value                        23,504,000 shares

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                      PAGE
                                                                            ----

Item 1.  Financial Statements
         Balance Sheet - November 30, 2001 ................................   3

         Statements of Income - for the three-months and
         nine months ending November 30,2001
         and November 30, 2000 ............................................   4

         Statements of Cash Flow -
         November 30,2001 and 2000 ........................................   5

         Notes to Financial Statements ....................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   7

Part II

Item 1.  Legal Proceedings ................................................  10

Item 2.  Changes in Securities and Use of Proceeds ........................  10

Item 3.  Defaults Upon Senior Securities ..................................  10

Item 4.  Submission of Matters to a Vote of Security Holders ..............  10

Item 5.  Other Information ................................................  10

Item 6.  Exhibits and Reports on Form 8-K .................................  10

                             REPRO-MED SYSTEMS, INC
                                 BALANCE SHEETS
ASSETS                                                            11-30-01
------                                                            --------
CURRENT ASSETS
    Cash & Cash Equivalents                                        $37,141
    Accounts Receivable, net                                       150,881
    Inventory                                                      650,018
    Prepaid Expenses & Other Receivables                            31,836
                                                                    ------
TOTAL CURRENT ASSETS                                               869,876
                                                                   -------
EQUIPMENT & OTHER ASSETS
    Total Equipment                                              1,170,197
    Less - Accumulated Depreciation                               (688,076)
                                                                  --------
    Net Book Value of Equipment                                    482,121
    Deposits                                                        40,000
    Other Assets                                                    50,498
                                                                    ------
TOTAL EQUIPMENT & OTHER ASSETS                                     572,619
                                                                   -------
TOTAL ASSETS                                                    $1,442,495
                                                                ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
    Accounts Payable                                              $169,434
    Accrued Expenses                                               160,699
    Current Portion Capital Gain                                    22,481
    Current Portion of Leases Payable                               21,646
    Bank Line of Credit Payable                                    200,000
                                                                   -------
Total Current Liabilities                                          574,260
                                                                   -------
OTHER LIABILITIES
    Customer Deposits                                                  346
    Deferred Capital Gain Income                                   365,315
    Long-Term Portion of Leases Payable                             58,716
                                                                    ------
TOTAL LIABILITIES                                                  998,637
                                                                   -------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares                                          100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000
    Respectively                                                   235,040
    Additional Paid-in Capital                                   2,211,631
    Unearned Compensation                                          (10,250)
    Accumulated Deficit                                         (1,850,663)
    Treasury Stock at Cost                                        (142,000)
                                                                  --------
TOTAL STOCKHOLDERS' EQUITY                                         443,858
                                                                   -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $1,442,495
                                                                ==========

                                                        REPRO-MED SYSTEMS, INC
                                                         STATEMENTS OF INCOME


                                                   FOR THE 3 MONTHS ENDED                FOR THE 6 MONTHS ENDED
                                                Nov 30, 2001     Nov 30, 2000         Nov 30,2001      Nov 30, 2000
                                                ------------     ------------         -----------      ------------
SALES
-----
Net Sales of Products                               $426,393         $435,978          $1,301,956        $1,529,336


COST AND EXPENSES
-----------------
  Cost of Goods Sold                                 323,571          273,096             953,740           954,347
  Selling, General & Administrative Expenses         155,313          151,713             485,119           458,672
  Research and Development                            11,660            5,747              34,611            32,886
  Equity Based Compensation                           10,250                0              30,750                 0
  Depreciation and Amortization                       21,387           23,081              63,164            65,911
                                                      ------           ------              ------            ------
TOTAL COST AND EXPENSES                              522,181          453,638           1,567,384         1,511,816
                                                     -------          -------           ---------         ---------



INCOME (LOSS) FROM OPERATIONS                        (95,788)         (17,660)           (265,428)           17,520

Non-Operating Income (Expense)
  Interest (Expense)                                  (5,400)          (2,451)            (13,465)           (2,503)
  Interest & Other Income                                400            2,050               6,122             2,669
                                                         ---            -----               -----             -----
                                                      (5,000)            (401)             (7,343)              166
                                                      ------             ----              ------               ---


INCOME (LOSS) BEFORE INCOME TAXES                   (100,788)         (18,061)           (272,770)           17,686

    Provision for Income Taxes                          (161)               0                (572)                0
                                                        ----                -                ----                 -

NET INCOME (LOSS) AFTER TAXES                       (100,949)         (18,061)           (273,342)           17,686
                                                    --------          -------            --------            ------

Preferred Dividends                                        0                0               8,000             4,000

NET INCOME (LOSS) AVAILABLE TO                      (100,949)         (18,061)           (281,342)           13,686
                                                    ========          =======            ========            ======
COMMON SHAREHOLDERS

EARNINGS (LOSS) PER COMMON SHARE

  Primary                                             ($0.00)          ($0.00)             ($0.01)            $0.00
  Fully Diluted                                       ($0.00)          ($0.00)             ($0.01)            $0.00


                                                                   4

                                                        REPRO-MED SYSTEMS, INC
                                                       STATEMENTS OF CASH FLOWS
                                                       FOR THE NINE MONTHS ENDED


                                                          NOVEMBER 30, 2001         NOVEMBER 30, 2000
                                                          -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                 ($273,342)              $17,686
Adjustments to reconcile net (loss) income to cash
  provided by (used) in operating activities:
  Equity Based Compensation                                          30,750                     0
  Depreciation and Amortization                                      63,164                65,911
  Deferred Gross Profit - Building Lease                            (16,861)              (16,860)
  Accounts Receivable                                                56,707                35,342
  Inventory                                                         (63,152)              (85,513)
  Prepaid Expenses and Other Receivables                             19,751               (2,743)
  Other Assets                                                         (422)                3,052
  Accounts Payable                                                   67,296                78,585
  Leases Payable                                                     43,332                38,881
  Other Liabilities                                                  25,840              (256,274)
                                                                     ------              --------


NET CASH PROVIDED IN OPERATIONS                                     (46,937)             (121,933)
                                                                    -------              --------

CASH FLOWS USED BY INVESTING ACTIVITIES
 Capital Expenditures                                               (73,388)              (69,883)
                                                                    -------               -------
 NET CASH USED BY INVESTING ACTIVITIES                              (73,388)              (69,883)
                                                                    -------               -------


CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from Line of Credit                                      130,000                50,000
  Issuance of Common Stock/Exercise of Options                            0                27,000
  Preferred Stock Dividend                                           (8,000)               (4,000)
                                                                     ------                ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:                         122,000                73,000
                                                                    -------                ------

NET INCREASE (DECREASE) IN CASH                                       1,675              (118,817)
  CASH, beginning of period                                          35,466               167,085
                                                                     ------               -------
  CASH, end of period                                               $37,141               $48,268
                                                                    =======               =======

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest                                                           13,465                 2,503
  Income Taxes                                                          572                   801


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30,2001, and the results of operations for the three-month and six month periods ended November 30,2001 and 2000 and cash flows for the periods ended November 30,2001 and 2000 have been included.

The results of operations for the three-month and six-month periods ended November 30,2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2001.

Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

Debt

As of November 30,2001, we have borrowed $200,000 on our bank line of credit. Although the line agreement matured on June 30,2001, during January 2002, the bank verbally agreed to extend the line term through June 30,2002.

New Accounting Developments:

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.


Part I Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All Statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "believes", "anticipates", "estimates", "plans", "expects", "intends", "may", "projects", "will" and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements contained or incorporated in this report, particularly the matters discussed in the Overview to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report. In addition, any forward-looking statements represent Repro-Med Systems, Inc. estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Repro-Med Systems, Inc.'s estimates as of any subsequent date. We do not assume any obligation to update forward-looking statements

Three months ended November 30, 2001 vs. 2000

Sales of our key products have significantly increased this quarter. Sales of the Freedom60 Syringe Infusion System increased by 46% over the prior year's quarter and sales of our Res-Q-Vac Airway Suction System increased by 25% over the prior year's quarter. These sales increases were offset by the elimination of low margin products and recognition of an OEM sale which resulted in overall sales this quarter decreasing slightly by 2% from $435,978 for the third quarter ended November 30,2000 to $426,393 for the third quarter ended November 30,2001. Without the OEM sale recognized in the third quarter 2000, current sales quarter over quarter actually increased by 18%.

Gross profit decreased to 24% of net sales for the quarter ended November 30, 2001 from 37% for the quarter ended November 30, 2000 primarily as a result of the timing of the recognition of an OEM sale in the third quarter ended November 30,2000 and the inventory reserve in the third quarter ended November 30,2001. When excluding this OEM sale in the third quarter ended November 30,2000 and the inventory reserve, the current gross profit percentage is indicative of our current core business and actually improved by 1% over the previous quarter ended November 30, 2000.

Selling, general and administrative expense increased 2% for the quarter ended November 30,2001 versus the quarter ended November 30,2000 which was the net result of reducing administrative personnel costs and the increase in costs for attending the Medica Trade Show in Germany during November 2001. Sales resulting from the show of $26,000 will be recognized in December 2001 and January 2002.

Research and development expenses increased over 100% for the quarter ended November 30,2001 versus the quarter ended November 30,2000 as a result of the use of outside R&D/Engineering personnel during November 30,2001.

There was no material change in depreciation and amortization expense during this period.

Interest expense increased over 100% as a result of an equipment lease that began at the end of the second quarter of 2000 and three leases that began during the first nine months of 2001 and due to monthly interest payments on the outstanding balance of our bank line of credit during 2001.

Nine Months Ended November 30, 2001 vs. 2000

Sales of our core products increased for the nine-month period ended November 30, 2001 versus the nine-month period ended November 30,2000 with our FREEDOM60 sales increasing by 35% over the prior year nine-month period and RES-Q-VAC sales increasing by 18% over the prior year nine-month period. However net sales decreased 15% overall for the nine-month period ended November 30,2001 from $1,529,336 for the nine months ended November 30,2000 to $1,301,956 for the nine months ended November 30,2001 primarily due to a decrease of sales in product lines which we are eliminating due to low margins and for the recognition of revenue in 2000 for one of our OEM customers.

Gross profit decreased to 27% of net sales for the nine months ended November 30,2001 from 38 % in the nine-months ended November 30,2000 primarily as a result of a large sale in 2000 of OEM products with a high profit margin. When excluding this sale from 2000 from the prior year income statement, the current gross profit percentage is indicative of our core business and is in line with the prior year.

Selling, general and administrative expense increased 6% for the nine-month period ended November 30,2001 versus the nine-month period ended November 30,2000 as a result of increased sales and marketing efforts during the nine-month period ended November 30,2000.

Research and development expenses increased 5% for the nine-month period ended November 30,2001 versus the nine-month period ended November 30,2000 as a result of the use of outside R&D/Engineering personnel during November 30,2001.

Liquidity and Capital Resources

During June 2000, we negotiated a $200,000 line of credit with Premier Bank that is guaranteed by the President and one of the directors. The line of credit is intended for material purchases for new orders and tooling. As of November 30,2001 $200,000 has been advanced on the line of credit. Although the line matured on June 30,2001, during January 2002, the bank verbally extended the term of the line through June 30,2002.

Although our cash flow remains constricted, the funds available on November 30, 2001 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

The Company will require additional capital to enable us to significantly increase marketing efforts of our key products, and to develop and market our new technology devices such as the "Full Stop Protector" for our Res-Q-Vac among others. The Company has been discussing with third parties the possibilities of joint ventures. There is no assurance that these discussions will be successful.

Subsequent Events

During August 2001, we began a trial of the FREEDOM60 at one location of a major national home healthcare agency. We received our first order, as a result of the successful trial, in September 2001. A second location completed their trial and placed their first order in December 2001. We have begun trials at two other locations of this agency and will be working diligently to begin trials at the remaining locations within the next six months.

As a direct result of the President's trip to Europe for the Medica Show, during December 2001, the Company authorized an Italian distributor to obtain the CE Mark to market the FREEDOM60 in Europe. We have been advised that the distributor has recently obtained the CE Mark and is expected to market the FREEDOM60 in Europe within the next 90 days.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30,2001.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                    January 15, 2002
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer