Form 10KSB
period 2002-02-28
REPRO MED SYSTEMS INC
filed 2002-06-13
CIK 704440

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:          February 28, 2002
         Commission File Number:             0-12305

                             Repro-Med Systems, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         New York                                               13-3044880
         --------                                               ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

     24 Carpenter Road, Chester, NY                               10918
     ------------------------------                               -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (845) 469-2042

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Based on the closing sales price of February 28, 2002, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $1,029,300.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 23,504,000 at February 28, 2002 which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents


PART I                                                                      Page

         Item 1     Business ...............................................  3
         Item 2     Description of Property ................................ 10
         Item 3     Legal Proceedings ...................................... 10
         Item 4     Submission of Matters to a Vote of Security Holders .... 10

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters .................................... 10
         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................... 11
         Item 7.    Financial Statements ................................... 17
         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures ................... 30

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance With Section 16(a) of the
                    Exchange Act ........................................... 31
         Item 10.   Executive Compensation ................................. 32
         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management ......................................... 33
         Item 12.   Certain Relationships and Related Transactions ......... 35

PART IV

         Item 13.   Exhibits and Reports on Form 8-K ....................... 35

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

The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to save money for the user and create a repetitive demand for replacement of the disposable component - "razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Historically, contract manufacturing was a strong source of revenue, but the Company is transitioning away from this market in order to concentrate on our own proprietary devices. Male infertility and impotency treatments were the first markets entered in the early 1980's. Our presence in this market has decreased due to a shift in focus towards the RES-Q-VAC and FREEDOM60. The Company is seeking outside funding to introduce a couples sexual enhancement or dysfunction kit into this market. Gyneco, the gynecological instrument subsidiary, was acquired in 1986 and sales continue primarily through repeat business.

         The table below presents the product mix for the last two fiscal years.

                                                 2002                 2001
                                              % of Sales          % of sales
                                              ----------          ----------
         Infusion Therapy                          12 %                7 %
         Emergency Medical                         63 %               55 %
         Contract Manufacturing                    16 %               27 %
         Gynecological Instruments                  9 %               10 %
         Male Impotency Treatments        Less than 1 %                1 %

We have also been developing other new proprietary medical devices, which would be viewed as state-of-the-art and as fixed asset devices. These products include a device for female incontinence and a device that can be used to detect certain cancers non-invasively using special imaging techniques. Thus, we have products currently on the market, new short-term products about to be marketed, and long range products to support and enhance future growth. Research and Development efforts for our new products have been temporarily suspended for some and continue at a reduced rate for others. The Company will focus more efforts on the Research and Development front once funds become available through increased funds or outside financing.

AMBULATORY INFUSION SYSTEMS

The FREEDOM60 Syringe Infusion Pump was designed for ambulatory infusions. Ambulatory infusion pumps are most prevalent in the home care market. The home infusion therapy market is comprised of 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations with approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

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

During 2001, we developed a new version of the pump called the FREEDOM60-FM containing an electronic flow monitor system (occlusion and end of infusion alarm) which has opened excellent marketing avenues in nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

We signed a group purchasing agreement in December 1999 with Child Health Corporation of America (CHCA) for the FREEDOM60 Syringe Infusion System. CHCA is a cooperative and business alliance of 38 children's hospitals and home care facilities which represents $4.5 billion in annual revenues, has over 61,000 hospital employees and 19,000 pediatricians and pediatric specialists. The agreement calls for CHCA to assist us to market the FREEDOM60 to its members through December 2002. Currently eight of the hospitals are actively using the system, and we are pursuing adding other hospitals in the system prior to the agreement expiration.

During August 2001, we began a trial of the FREEDOM60 at one location of a major national home healthcare agency. We received our first order, as a result of the successful trial, in September 2001. Since then we have added two more sites and have 4 trials in progress. We will be working diligently to begin trials at the remaining locations within the next six to twelve months.

As a direct result of our sales efforts at the Medica Trade Show in Dusseldorf, Germany, the Company authorized an Italian distributor to obtain the CE Mark to market the FREEDOM60 in Europe. We have been advised that the distributor has obtained the CE Mark and at the end of February we shipped product to Italy for distribution and trial.

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

ECONOMIC BENEFITS OF FREEDOM60 DISPOSABLE SALES

At the moment we estimate that there are approximately 1,600 Freedom60 pumps currently in use. We sold approximately 720 pumps during the past fiscal year. The Freedom60 pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.05 per use. The tubing sets currently have a list price of $3.30. From past experience, we have noted that each pump is used an average of 12 times per month. If the pump is operated up to 4 times per day, the total use per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years. This monthly rate amounts to annual usage of 144 sets producing typical gross revenues to the distributor of $475 per pump. Installed bases for various levels of pumps produce the following sales:

                     Pumps In         Annual Sales
                      Market         of Disposables
                      ------         --------------
                        5000          $ 2,376,000
                       10000          $ 4,752,000
                       50000          $23,760,000
                      100000          $47,520,000

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

The RES-Q-VAC is currently the market leader for manual, portable suction instruments. The primary competition is the V-Vac from Laerdal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC entered the market. The RES-Q-VAC, however, has proven to be significantly superior and dominates the market to date. Every market leader can expect competition and recently Ambu has entered the market with the Res-Cue brand pump, a product similar to RES-Q-VAC, made in China. Management believes the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, management believes it will continue to maintain and build market share with an improved RES-Q-VAC (discussed below) and gain a significant portion of the electric suction pump market with the introduction of the RES-Q-VAC Plus system currently under development.

On April 10, 2001, we submitted a patent application for our new FULL STOP PROTECTOR. This upgrade to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the full stop design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides substantially improved protection for these users.

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers... must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's FULL STOP PROTECTION for RES-Q-VAC. The Company has received a letter from OSHA indicating the RES-Q-VAC meets the intent of this regulation.

The PLUS line is not very profitable for Repro-Med so management has decided to liquidate inventory on hand to discontinue this line.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. OEM sales have been as high as 70% of sales (1996). In 2002 and 2001, contract manufacturing for one customer amounted to 16% and for two customers 27% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments. We have been manufacturing a portable, hand-operated suction pump for sale to the remaining active customer but have been informed that the demand for this product has diminished. As a result, the Company is transitioning from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

SALES AND DISTRIBUTION

Distribution channels for the products are those generally common to their respective markets. Emergency medical products are sold through a wide network of domestic and international distributors in 31 overseas countries. Ambulatory infusion systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. Gynecological instruments are sold from the corporate offices primarily through repeat business. Male impotency treatment products are marketed primarily through the web site and a limited number of distributors of personal care items.

We signed a group purchasing agreement that facilitates sales presentations to approximately 38 allied members of the Child Health Corporation of America. Currently 8 of the members are using our products. The agreement will expire in December 2002 along with the substantially low prices that these centers are receiving. We are actively pursuing the addition of more of these centers so that they may institute the product at their center and enjoy the low prices for several months before the agreement expires.

During the past year, we signed agreements with other distribution groups for various marketing efforts of our different products, but these proved not to be fruitful and the Company has decided to take a more active role in the sales and marketing process. We are still open to outside distributors but we have no assurance that they will be able to produce and at what sales levels they will be able to produce.

MANUFACTURING AND EMPLOYEES

Electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products are performed at the facility by the employees. Products are assembled using molded plastic parts acquired from one supplier located in Taipei, Taiwan and several U.S. vendors. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

In February 2002, we employed 25 employees, 20 were assigned to manufacturing operations, 3 to administrative functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer (Andrew Sealfon). The Company is dependent on the services of Andrew Sealfon who serves as President and the head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

Periodically we are subject to inspections and audits by FDA inspectors. During the year ended February 28,2002, we were subject to an audit that was triggered by a recall. The FDA issued the Company a 483 at the end of the audit, which we responded to, and the FDA accepted the response. The FDA will verify our accepted response on their next inspection, which could occur at any time. As a result of FDA audits, the Company may be subject to further audits and may be impacted by adverse findings.

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC, an emergency medical product, is susceptible in the international market to imitation. A competitor has introduced a competitive product to the RES-Q-VAC into the market within the last year. We have responded with the introduction of new innovative features for the RES-Q-VAC that enhances the product and places it steps above the competition in safety.

On April 10, 2001, we submitted a patent application for our new Full Stop Protector. This addition to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides improved protection for these users.

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers...must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection for RES-Q-VAC The Company has received a letter from OSHA indicating the RES-Q-VAC meets the intent of this regulation.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $40,614 for the year ended February 28, 2002. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

Item 3. Legal Proceedings

We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2002, 23,504,000 shares were issued and outstanding and there were approximately 1,160 holders of record.

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

         Year Ended February 28, 2001:          High Bid        Low Bid
         -----------------------------          --------        -------
         1st Quarter ................          $    0.280      $    0.280
         2nd Quarter ................          $    0.490      $    0.450
         3rd Quarter ................          $    0.160      $    0.160
         4th Quarter ................          $    0.180      $    0.150

         Year Ended February 28, 2002
         ----------------------------
         1st Quarter ................          $    0.260      $    0.150
         2nd Quarter ................          $    0.230      $    0.110
         3rd Quarter ................          $    0.230      $    0.110
         4th Quarter ................          $    0.140      $    0.070

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 294,117 shares of Repro-Med common stock at $0.36 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $.38.

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2002, dividend payments on the Convertible Preferred Stock amounted to $8,000 and an additional $4,000 were accrued on the balance sheet.

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

RESULTS OF OPERATIONS

2002 vs. 2001

For the year ended February 28 , 2002 we showed a loss of $386,075 as compared to a loss for the previous year of $104,457. This decline was mainly a result of a decrease in total net sales for the year ended February 28,2002 due to a reduction in sales for less profitable products.

Sales of our key products have significantly increased this year. Sales of the Freedom60 Syringe Infusion System increased by 37% over the prior year and sales of our RES-Q-VAC Airway Suction System increased by 13% over the prior year. These sales increases were offset by the elimination of low margin products and recognition of an OEM sale, which resulted in overall sales this year decreasing 16% to $1,758,904 for 2002 from $2,085,912 for 2001. Without the OEM sale recognized during fiscal year 2001, net sales would have decreased by only 4% overall as a result of the elimination of low margin products offset by significant increases in our key products.

The company has recently added a new Full Stop Protector to the RES-Q-VAC, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This new feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to

Bloodborne Pathogens. The RES-Q-VAC is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protection device. The Company has recently received a letter from OSHA confirming that the Full Stop Protector falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials.

In August 2001, we received our first military order for the RES-Q-VAC from one base location of the US Air Force. We received several small orders from other bases during the last half of the year for RES-Q-VAC under their existing AFMLO/VA contract. The company anticipates additional orders will be placed during Fiscal year 2003.

Management is seeking funds to design a new improved RES-Q-VAC suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also planning to further promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience.

We have been marketing FREEDOM60 directly to national providers, other distributors, and regional home care agencies. Sales of FREEDOM60 are expected to continue to improve as new pump sales and restocking orders for disposables are received. Furthermore, we are negotiating with a national distributor, which would additionally improve sales potential for the line.

In September 2001, the Company began selling to a major national home care agency that anticipates expanding the use of the FREEDOM60 to its regional centers across the country. Currently three centers of the agency are using the FREEDOM60 and four others are on trials. We anticipate starting trials in the remaining centers within the next six to twelve months. We have also begun sales into Europe with an Italian master distributor who arranged for CE approval of the FREEDOM60.

Gross profit decreased to 25% of net sales for the year ended February 28,2002 from 38% for the year ended February 28,2001 primarily as a result of the timing of the recognition of an OEM sale during the year ended February 28,2001. When excluding this OEM sale for the year ended February 28,2001, the current gross profit percentage is indicative of our current core business.

Selling, General & Administrative Expenses (SG&A) decreased year over year 2% primarily as a result of a reduction in administrative personnel.

Research and development increased 14% to $40,835 from $35,843 as a result of the use of outside engineering personnel during the year and for final developments on the Full Stop Protection device for the RES-Q-VAC.

Net loss increased 270% to $386,075 for the year ended February 28,2002 from $104,457 for the year ended February 28,2001, primarily as a result of the decrease in net sales for the year ended February 28,2002.

For the year ending February 28, 2002, one customer's, Timm Medical, sales were 16% of the total sales. Management has been informed that Timm Medical has sufficient inventory on hand to cover sales through September and that future orders will be at a significantly reduced rate. As a result management has decided to shift Company focus to its own proprietary products and markets.

LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2002, we had net working capital of $183,120 a decrease of $348,225 from the previous year.

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of February 28,2002, $200,000 has been advanced on the line of credit. In accordance with the agreement the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30,2002.

We negotiated a settlement with a lender that was remitted on October 29, 1999. As part of the agreement, we signed a promissory note for $66,000 that becomes due through October 2002 only upon the sale of either of our two major product lines. If neither of the two product lines is sold, the note payable terminates.

We maintained our operations during Fiscal Year 2002 by borrowing approximately 200,000 from outside sources. We are attempting to achieve positive cash flow by continuing to increase sales for the FREEDOM60 and RES-Q-VAC, decreasing material costs and by pursuing capital investment through debt or equity. The Company is working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market. We are in the process of validating new lower-cost and more efficient vendors for our raw materials, which will assist us in improving our margins on our current products. Sales of our key products increased significantly for the first quarter ended May 31,2002 versus the prior year first quarter ended May 31,2001. Sales of the Freedom60 Syringe Infusion System increased by 31% over the prior year and sales of our RES-Q-VAC Airway Suction System increased by 37% over the prior year. Total sales for the first quarter ended May 31,2002 were the same as the first quarter ended May 31,2001 despite the loss in sales of $81,000 from a major OEM customer for the first quarter 2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

Accounts Receivable decreased at February 28, 2002 to $190,938 as compared to $207,588 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2002, 69% of Accounts Receivable were current, 25% were at 30-59 days and 6% were over 60 days.

Prepaid expenses and other receivables decreased $26,680 from $39,587 to $12,907.

Capital expenditures in 2002 were $80,927 as compared to $73,060 in 2001. We purchased tooling and a new phone system through outside leasing programs. Other assets decreased $1,012.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $40,614 for the year ended February 28, 2002. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

SUBSEQUENT EVENTS

NEW BOARD OF DIRECTOR MEMBERS

During March 2002, the Board agreed to elect two new Board members; Joseph Drohan and David Florman.

Mr. Drohan is the President and Co-Founder of Healthwave, Inc. , healthcare technology and services company, located in Long Island, New York. He held several positions with the North Shore Long Island Jewish Health System and has been a Director for various health organizations.

Mr. Florman is currently employed by Empire Blue Cross Blue Shield of New York as the Senior Vice President of Medical Delivery and Medicare Risk. He has held various positions with Aetna US Healthcare, Inc. as well.

2001 vs. 2000

For the year ended February 28, 2001 we showed a loss of $104,457 as compared to a profit for the previous year of $250,300. This decline was mainly a result of equity based compensation of $133,000 associated with the issuance of stock and stock options for services rendered, during the year ended February 28, 2001, coupled with the sale of a subsidiary, and a favorable debt settlement of a line a credit for the year ended February 29, 2000.

Total net sales increased slightly to $2,085,912 from $2,065,400. FREEDOM60 sales increased 17% to $146,111 from $125,021, RESTORE sales increased 111% to $64,360 from $30,483 and OEM sales increased 15% to $569,839 from $493,378.
Resuscitator sales decreased 31% to $160,790 from $233,336, GYNECO sales decreased 7% to $203,611 from $219,851 and RES-Q-VAC sales decreased a slight 2% to $947,019 from $963,341.

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

On November 5th, 2000, the Health Care Financing Administration (HCFA) had advised us that after the ninety day review process of our application, the SADMERC and the four Durable Medical Equipment Regional Carriers DMERCs) completed the HCPCS coding re-review and advised us that the correct billing code for the RES-Q-VAC was E1399, a durable equipment miscellaneous reimbursement code. Subsequently, three weeks later HCFA advised us that it was rescinding the previous correspondence because we didn't prove the use of RES-Q-VAC in a home setting. The Company is gathering further information and home care user testimonials. Once we have secured sufficient testimonials we will reapply.

Item 7.  Financial Statements

Index to Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----

         Report of Independent Certified Public Accountants ................ 18

         Financial Statements:
         Balance Sheet, February 28, 2002 .................................. 19

         Statements of Income, For the Years Ended
           February 28, 2002 & February 28, 2001 ........................... 20

         Statements of Changes in Stockholders' Equity,
           For the Years Ended February 28, 2002 and February 28, 2001 ..... 21

         Statements of Cash Flows, For the Years Ended
           February 28, 2002 & February 28, 2001 ........................... 22

         Notes to Financial Statements ..................................... 23

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
REPRO-MED SYSTEMS, INC.

         We have audited the accompanying balance sheet of Repro-Med Systems, Inc. as of February 28, 2002 and the related statements of operations; stockholders' equity and cash flow for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2002 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including net losses of $386,075 and $104,457 for the years ended February 28,2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Radin, Glass & Co., LLP

New York, NY
April 15, 2002

                             Repro-Med Systems, Inc.
                                  Balance Sheet

ASSETS                                                         February 28, 2002
------                                                         -----------------
    CURRENT ASSETS
    Cash .........................................................  $    25,670
    Accounts Receivable, net .....................................      190,938
    Inventory ....................................................      600,635
    Prepaid Expenses & Other Receivables .........................       12,907
                                                                         ------
TOTAL CURRENT ASSETS .............................................      830,150
                                                                        -------

EQUIPMENT & OTHER ASSETS
    Equipment-net ................................................      467,985
    Other Assets .................................................       49,064
    Deposits .....................................................       52,000
TOTAL EQUIPMENT & OTHER ASSETS ...................................      569,049
                                                                        -------

TOTAL ASSETS .....................................................  $ 1,399,199
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
    Accounts Payable .............................................  $   189,111
    Demand Loan from President ...................................       69,000
    Bank Line of Credit Payable ..................................      200,000
    Accrued Expenses .............................................      144,792
    Current Portion of Capital Gain ..............................       22,481
    Current Portion of Leases Payable ............................       21,646
                                                                         ------
Total Current Liabilities ........................................      647,030

     Deferred Capital Gain .......................................      359,695
Long Term Leases Payable .........................................       55,098
                                                                         ------
TOTAL LIABILITIES ................................................    1,061,823
                                                                      ---------

COMMITMENTS AND CONTINGENCIES ....................................            0
                                                                              -
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares (liquidation value $100,000) .......          100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504, 000
    Respectively .................................................      235,040
    Additional Paid-in Capital ...................................    2,211,631
    Accumulated Deficit ..........................................   (1,967,395)
    Treasury Stock at Cost .......................................     (142,000)
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY .......................................      337,376
                                                                        -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................  $ 1,399,199
                                                                    ===========

          *See accompanying notes to consolidated financial statements

                             Repro-Med Systems, Inc.
                            Statements of Operations
                               For The Years Ended

                                                  February 28,     February 28,
                                                      2002             2001
                                                      ----             ----
Sales
  Net Sales of Products ......................    $  1,758,904     $  2,085,912
Costs and Expenses:
  Cost of Goods Sold .........................       1,330,960        1,286,475
  Selling, General & Administrative ..........         635,530          647,974
  Research & Development .....................          40,835           35,843
  Depreciation & Amortization ................          84,839           84,971
  Equity Based Compensation ..................          41,000          133,000
                                                        ------          -------
Total Costs And Expenses .....................       2,133,164        2,188,263


Net Operating Loss ...........................        (374,260)        (102,351)

Non-Operating Income (Expense)
  Interest Expense ...........................         (20,252)          (5,483)
  Interest & Other Income ....................           9,009            3,377
                                                         -----            -----
 Total Non-Operating Income (Expense) ........         (11,243)          (2,106)
                                                       -------           ------

  (Loss) before Taxes ........................        (385,503)        (104,457)
  (Provision) Benefit for Income Taxes .......            (572)               0
                                                          ----                -
Net (Loss)
                                                      (386,075)        (104,457)

Preferred Dividend ...........................         (12,000)          (8,000)
                                                       -------           ------

Net (Loss) Available to
Common Shareholders ..........................    ($   398,075)    ($   112,457)
                                                  ============     ============

Weighted average number of shares outstanding
  Basic ......................................      23,504,000       23,354,000
  Diluted ....................................      23,504,000       23,354,000



(Loss) Per Common Share
  Basic- .....................................    ($      0.02)    ($      0.00)
  Diluted ....................................    ($      0.02)    ($      0.00)

          *See accompanying notes to consolidated financial statements

                             Repro-Med Systems, Inc.
                  Statement of Changes in Stockholders' Equity
            For the Years Ended February 28, 2002 & February 28, 2001

                                                                               Warrants &
                                                                                 Addt'l
                     Total      Preferred   Stock      Common       Stock       Paid-in     Unearned    Accumulated    Treasury
                    Equity       Shares     Amount     Shares       Amount      Capital   Compensation   (Deficit)       Stock
----------------   ---------    --------    ------   ----------   ---------    ----------   --------    -----------    ---------
February 29,2000   $ 657,908      10,000    $  100   22,904,000   $ 229,040    $2,031,631   $      0    ($1,460,863)   ($142,000)

Preferred
Dividend .......      (4,000)                                                                                (4,000)

Net Loss .......    (104,457)                                                                              (104,457)

Equity Based
Compensation ...     133,000                            400,000       4,000       170,000    (41,000)

Exercise of
Options ........      12,000                            200,000       2,000        10,000

----------------   ---------    --------    ------   ----------   ---------    ----------   --------    -----------    ---------
February 28,2001   $ 694,451      10,000    $  100   23,504,000   $ 235,040    $2,211,631   ($41,000)   ($1,569,320)   ($142,000)
                   =========      ======    ======   ==========   =========    ==========   ========    ===========    =========

Preferred
Dividend .......     (12,000)                                                                               (12,000)

Net Loss .......    (386,075)                                                                              (386,075)

Equity Based
Compensation ...      41,000                                                                  41,000

February 28,2002   $ 337,376      10,000    $  100   23,504,000   $ 235,040    $2,211,631   $      0    ($1,967,395)   ($142,000)
                   =========      ======    ======   ==========   =========    ==========   ========    ===========    =========

                * See accompanying notes to financial statements

                             Repro-Med Systems, Inc
                            Statements of Cash Flows
                               For the Years Ended


                                                     February 28,   February 28,
                                                         2002           2001
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .......................................     ($386,075)     ($104,457)
Adjustments to reconcile net (loss) to cash
 used in operating activities:
     Equity Based Compensation ...................        41,000        133,000
     Depreciation and Amortization ...............        84,839         84,971
     Deferred gross profit - building lease ......       (22,481)       (22,481)
     Accounts Receivable .........................        16,649         20,283
     Inventories .................................       (13,769)       (30,984)
     Prepaid Expenses ............................        26,680         (6,070)
     Other Assets ................................         1,012          4,336
     Accounts Payable ............................        86,974         42,774
     Accrued Expenses ............................        12,358        (52,501)
     Demand Loan from President ..................        69,000              0
     Leases Payable ..............................        39,714         37,029
     Customers Deposits ..........................        (2,770)      (242,460)
                                                          ------       --------
NET CASH USED BY OPERATIONS ......................       (46,869)      (136,560)
                                                         -------       --------
CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital Expenditures ........................       (80,927)       (73,060)
                                                         -------        -------
   NET CASH USED BY INVESTING ACTIVITIES .........       (80,927)       (73,060)
                                                         -------        -------
CASH FLOW PROVIDED BY FINANCING
  ACTIVITIES:
   Proceeds from line of credit ..................       130,000         70,000
Preferred stock dividends ........................       (12,000)        (4,000)
   Issuance of Common Stock/Exercise of Options ..             0         12,000
                                                               -         ------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES .....................................       118,000         78,000
                                                         -------         ------
NET DECREASE IN CASH .............................        (9,796)      (131,620)
CASH, beginning of period ........................        35,466        167,085
                                                          ------        -------
CASH, end of period ..............................     $  25,670      $  35,466
                                                       =========      =========

Supplemental disclosures of Cash Flow Information:
   Interest ......................................     $  20,252      $   5,483
   Income Taxes ..................................           572              0

                *See accompanying notes to financial statements

                             Repro-Med Systems, Inc.
                   Notes To Consolidated Financial Statements
        For the Two Years Ended, February 28, 2002 and February 28, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

(A) Repro-Med Systems, Inc. was incorporated on March 24, 1980. The Company was organized to engage in the research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

(B) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses at February 28,2002 and 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent certified public accountants have included a modification paragraph in their report on the Company's financial statements for the year ended February 28,2002 with respect to this matter. The Company intends to raise additional financing through debt or equity to enable the Company to continue for at least one year. The Company is also working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market.

(C)      Revenue is recognized when products are shipped.

(D) Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

(E) Furniture and equipment is stated at cost. Furniture and equipment is being depreciated over five to twelve years utilizing the straight-line method of depreciation.

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

(H) Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

(I) Use of estimates - the Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments. The actual results may differ from those estimates.

(J) Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

(K) The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

(L) The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only option under SFAS No. 123.

(M) The Company utilized the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(N) In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment. Whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At February 28,2002, the Company believes that there has been no impairment of long-lived assets.

(O)      New Accounting Developments:

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

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Note 2 - Inventory

Inventory Consists of:

                        Raw Materials         $ 315,808

                        Work In Process         185,474

                        Finished Goods          139,353

                        Inventory Reserve       (40,000)
                                                -------

                          Total               $ 600,635
                                              =========

Note 3 - Equipment and Other Assets

                   Equipment:
                     Furniture and Equipment     $ 1,176,302
                     Accumulated Depreciation       (708,317)
                                                    --------
                        Net Equipment            $   467,985
                                                 ===========

                   Other Assets:
                     Patent Costs                $    95,551
                     Goodwill                         14,137
                     Miscellaneous                       802
                     Accumulated Amortization        (61,426)
                                                     -------
                        Net Other Assets         $    49,064
                                                 ===========

Note 4 - Line of Credit

The company had a line of credit of $200,000 for fiscal year ended February 28, 2002. At February 28, 2002, $200,000 has been advanced on the line of credit. Although the line matured on June 30,2001, during January 2002, the bank verbally extended the term of the line through June 30,2002. The President of the Company and one of the Directors guarantee such credit line.

Note 5 - Capital Lease

The Company leases certain equipment under leases accounted for as capital leases. The following is a summary of aggregate annual maturities of long-term debt and capitalized lease obligations as of February 28,2002.

Year ending February 28,
2003                                             $30,676
2004                                             $30,676
2005                                             $20,820
2006                                             $15,892
2007                                             $ 5,590
Less amounts representing interest               (26,910)
                                                 -------
                                                  76,744
Less current portion                             (21,646)
                                                 -------
                                                 $55,098
                                                 =======

Note 6 - Capitalization and Certain Capital Transactions

On February 2, 1993, the Company issued and sold 10,000 shares of $.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 2002 the Convertible Cumulative Preferred Stock can be converted to 294,117 shares of common stock at the conversion price of 38 cents per share. Dividends of $8,000 were paid through February 28,2002 and an additional $4,000 were accrued on the Balance Sheet.

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

The Company issued 500,000 performance based stock options during the year ended February 28,2001 which were subsequently cancelled due to the termination of the employee that was issued these options. In addition, the Company also issued 400,000 shares of stock options valued at $82,000, which has been amortized for a period of twenty-four months. All unearned compensation has been amortized as of February 28,2002.

Note 7 - Related Party Transactions

The Company leased an aircraft from the President for $21,500 and $20,000 at February 28, 2002 and February 28, 2001.

The Company owes the President approximately $3,000 for repairs, in accordance with the lease agreement, for the aircraft that it leases from the President.

The Company leased office space from the President for $6,000 during the years ended February 28, 2002 and February 28, 2001.

The Company has borrowed $69,000 from the President, Andrew Sealfon, during Fiscal Year 2002 under a demand loan with an annual interest rate of 8%. The note has been approved by the Board of Director's.

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

         (Loss) Per Common Share
                                              February 2002        February 2001
                                              -------------        -------------
         Basic Per Share ..............             ($0.02)              ($0.00)
         Number of Shares Primary .....         23,504,000           23,354,000

         Diluted Per Share ............             ($0.02)              ($0.00)
         Number of Shares Fully Diluted         23,504,000           23,354,000

Note 9 - Income Taxes

As of February 28, 2001 Repro-Med has a net operating loss carry forward ("NOL") of approximately $1,450,000 available to offset its future income tax liabilities. The NOL has expiration dates ranging from 2002 to 2022.

Temporary differences which give rise to deferred taxes are summarized as follows:

                                              February 2002        February 2001
                                              -------------        -------------
         Deferred tax assets:
         Net operating loss and
         other carryforwards ..........           $694,000             $540,000
         Valuation Allowance ..........           (694,000)            (540,000)
                                                  --------             --------
         Net deferred tax assets ......                $ 0                  $ 0
                                                       ===                  ===

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the lack of taxable income being generated on a consistent basis.

The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                              February 2002        February 2001
                                              -------------        -------------
         Tax benefit at statutory rate           ($151,000)            ($35,000)
         Non deductible expense .......             14,000               31,000
         State benefit, net of Federal
         tax effect ...................            (17,000)              (4,000)
                                                   -------               ------
         Change in valuation allowance
         on net operating loss ........            154,000                8,000
                                                   -------                -----
                                                  $      0              $     0
                                                  ========              =======

Note 10 - Stock Option Plan

On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors voted to grant options for 3,800,000 shares under the Option Plans. In May 2000, Marion Howarth exercised 200,000 options under the plan. No other options under the plan have been exercised as of February 28, 2002. During the year ended February 28,2002, 400,000 options were granted to employees and 190,000 were granted to Director's. 100,000 to a new Director and 30,000 each to the three Director's that were members of the board for the year ended February 28,2001. The employee options vest over a period of five years beginning one year from the grant date and are exercisable until one year from the date all options have vested. The 90,000 Director's options are exercisable immediately while the 100,000 options for the new Director are exercisable in the same manner as the employee options. All options were issued at fair market value on the date the options were granted.

Stock option activity for the years ended February 28, 2001 and 2002 is summarized as follows:

1995 Stock Option Plan:
                                                                     Weighted
                                                                     Average
                                                    Shares        Exercise Price
                                                   ---------      --------------
         Outstanding at February 29, 2000 ..       2,200,000       $   .07
            Granted ........................         400,000           .21
            Exercised ......................        (200,000)          .06
            Expired or cancelled
                                                   ---------      --------------
         Outstanding at February 28, 2001 ..       2,400,000       $   .09
                                                   ---------      --------------
            Granted ........................         590,000           .20
            Exercised ......................               0
            Expired or cancelled ...........               0
                                                   ---------      --------------
         Outstanding at February 28, 2002 ..       2,990,000       $   .11
                                                   =========      ==============

Non - Qualified Stock Options:
                                                                    Weighted
                                                                     Average
                                                    Shares        Exercise Price
                                                   ---------      --------------
         Outstanding at February 29, 2000            150,000       $   1.00
            Granted .....................            985,000            .20
            Exercised ...................                  -             -
            Expired or cancelled ........                  -             -
                                                   ---------      --------------
         Outstanding at February 28, 2001          1,135,000            .30
                                                   ---------      --------------
            Granted......................                  -             -
            Exercised ...................                  -             -
            Expired or cancelled ........           (500,000)            -
                                                   ---------      --------------
         Outstanding at February 28, 2002            635,000       $    .38
                                                   =========      ==============

Information, at date of issuance, regarding stock option grants for the year ended February 28, 2001 and 2002:

                                                            Weighted    Weighted
                                                             Average     Average
                                                            Exercise      Fair
                                                   Shares    Price       Value
                                                   ------    -----       -----
Year ended February 28, 2001:

 Exercise price exceeds market price...........          -    $  -        $  -
 Exercise price equals market price ...........  1,200,000     .22         .08
 Exercise price is less than market price .....    185,000     .10         .18

Year ended February 28, 2002:

 Exercise price exceeds market price...........          -    $  -        $  -
 Exercise price equals market price ...........    590,000     .20         .13
 Exercise price is less than market price .....          -       -           -

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended February 28, 2002 and 2001: annual dividends of $0.00, expected volatility of 97% at February 28, 2002 and 2001, risk-free interest rate of 5.75% and expected life of three years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net (loss) and income per share for the years ended February 28, 2002 and 2001, would have been approximately, ($469,124) and ($.02), ($120,457) and $.01, respectively.

The non-qualified stock options outstanding are partially vested. The compensation expense attributed to the issuance of these stock options has been amortized and expensed over 24 months. These stock options are exercisable for three years from the grant date. The employee stock option plan stock options are exercisable for ten years from the grant date and vest over three years. As of February 28, 2002 and 2001, and 2,200,000, respectively, of these stock options were vested or earned.

The following table summarizes information about warrants outstanding and exercisable at February 28, 2002:

                                                   Outstanding
                                  ----------------------------------------------
                                                     Weighted-         Weighted-
                                                      average           average
                                                     remaining          exercise
Range of exercise prices           Shares          life in years         price
------------------------           ------          -------------         -----
$ .01 to $ .10                    2,185,000              2.87            $ .06
$ .11 to $ .50                    1,315,000              3.48              .22
$ .61 to $1.00                       50,000              1.00              .80
$1.01 to $3.00                       75,000              1.00             1.30
                                  ---------
                                  3,625,000
                                  =========

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

At February 28, 2002 the future minimum rental payments are:

Year              Minimum rental payments
----              -----------------------
2003                       $  120,000
2004                          120,000
2005                          120,000
2006                          120,000
2007                          120,000
thereafter                 $1,565,000
                           ----------
Total                      $2,165,000

Note 12 - Major Customer

In the year ended February 28, 2002 there was one customer that accounted for 16% of the total sales. Historically, the Company used these OEM sales profits to fund internal product development that resulted in the RES-Q-VAC and FREEDOM60. While the Company still entertains, from time to time, various contract manufacturing, the Company is transitioning from these contracts to building and selling its own proprietary products due to the much improved margins associated with directly marketed devices.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons:
Compliance With Section 16(a) of the Exchange Act

         The following table sets forth-certain information with respect to the Executive Officers and Directors:

                  Name                      Age        Position/Held Since
                  ----                      ---        -------------------

                  Andrew I. Sealfon         56         President 1980,
                                                       Treasurer 1983,
                                                       Chairman 1989,
                                                       Director 1980
                                                       CEO 1986

                  Paul Mark Baker           52         Director 1991

                  Nathan Blumberg           67         Director 2000

                  Joseph Rosen              52         Director 2001

                  Remo Spagnoli             73         Director 1993

                  Joseph Drohan             49         Director 2002

                  David Florman             49         Director 2002

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

Dr. Blumberg was a practicing urologist in the New York area, and has founded and sold an IV business to 3M. He teaches medicine at Stony Brook University on Long Island, and now consults for various medical companies. He makes available a wealth of medical and business acumen to the Company.

Mr. Rosen is a principal of Kuala Medical, a public health care company which services the nursing, home care and infusion markets. Mr. Rosen has extensive experience in the management and operation of medical companies as well as real estate interests.

Mr. Spagnoli is a principal founder and past President and Chairman of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli presently consults for CRS, Inc.

Mr. Drohan is the President and Co-Founder of Healthwave, Inc. , healthcare technology and services company, located in Long Island, New York. He held several positions with the North Shore Long Island Jewish Health System and has been a Director for various health organizations.

Mr. Florman is currently employed by Empire Blue Cross Blue Shield of New York as the Senior Vice President of Medical Delivery and Medicare Risk. He has held various positions with Aetna US Healthcare, Inc. as well.

Item 10. Executive Compensation

Andrew I. Sealfon, President, received $129,750 in salary from Repro-Med during the fiscal year ended February 28, 2002. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation

          Name & Position             Year        Salary       Other *
          ---------------             ----        ------       -------
          Andrew I. Sealfon,
          President                   2002      $129,750      $  6,000
                                      2001      $129,750      $  6,000
                                      2000      $129,750      $  8,949

*Other compensation includes car allowance and $6,000 for rental of lab facilities ($2,500 was accrued at year-end).

         Table of aggregated options exercised in the fiscal year and option values at year-end February 2002:

                                                                     Value of
                                                 Number of         Unexercised
                                                Unexercised       In-the-Money
                        Shares                   Options at         Options
                       Acquired                   Year-end         at Year-end
                          On         Value      Exercisable /      Exercisable/
Name of Individual     Exercise     Realized    Unexercisable     Unexercisable
------------------     --------     --------    -------------     -------------
A. I. Sealfon
Exercisable                0            0         1,500,000         $  99,000
Unexercisable              0            0                 0         $       0

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 2002, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal Shareholders      Number of           Percent
and Identity of Group             Shares Owned          of Class        Notes:
---------------------             ------------          --------        ------
Andrew I. Sealfon*                 10,538,750              45%           1,2,6

Dr. Paul Mark Baker                 1,284,000               5%               6

Dr. Nathan Blumberg                   180,000               0%             5,6

Joseph Rosen                          100,000               0%               6

Remo Spagnoli                       1,125,950               5%           3,4,6

Repro-Med Systems, Inc              2,275,000              10%               7

All Directors and Officers
as a Group (4 Persons)             15,503,700              66%

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

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. In fiscal 2002, Mr. Spagnoli received $8,000 in preferred stock dividends and an additional $4,000 has been accrued on the balance sheet. The preferred stock can be redeemed for 294,117 shares of Repro-Med common stock at $0.38 per share. Consequently, 294,117 shares are deemed beneficially owned by Mr. Spagnoli and included above.

(5) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 250,000 shares of stock in exchange for services rendered.

(6) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems, Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. As of May 2002, the only options exercised under the plan were 200,000 options for Marion Howarth. (exercised May 2000). 100,000 options are awarded to each Director upon signing on as a Director. 30,000 options were issued to Dr. Blumberg, Dr. Baker and Ray Spagnoli for their efforts during the fiscal year ended February 28,2001.

(7) Treasury stock acquired by Repro-Med Systems, Inc. total cost as reflected on balance sheet for 2,275,000 shares of Common Stock is $142,000.

                                                           No. Shares & Earliest
Name            Main Position            Price Per Share     Date of Exercise
----            -------------            ---------------     ----------------

Sealfon, A.     President                     $0.066         1,500,000, 3/1/95
Baker, M.       Clinical Consultant           $0.060           300,000, 3/1/95
                                              $0.250            30,000, 5/9/01

1995 Stock Option Plan for Non-Employee Directors:

Spagnoli, R.    Director                      $0.060            20,000, 3/1/96
                                                                20,000, 3/1/97
                                                                20,000, 3/1/98
                                                                20,000, 3/1/99
                                                                20,000, 3/1/00
                                              $0.250            30,000, 5/9/01

Blumberg N      Director                      $0.230            20,000, 8/1/01
                                                                20,000, 8/1/02
                                                                20,000, 8/1/03
                                                                20,000, 8/1/04
                                                                20,000, 8/1/05
                                              $0.250            30,000 5/9/01

Rosen J.        Director                      $0.180            20,000, 5/9/02
                                                                20,000, 5/9/03
                                                                20,000, 5/9/04
                                                                20,000, 5/9/05
                                                                20,000, 5/9/06

The above calculations give effect to purchase of shares exercisable under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group.

Item 12. Certain Relationships and Related Transactions

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid in 2002 were $21,500 versus $20,0500 paid in 2001. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties. As of February 28,2002, the Company owes AMI Aviation approximately $3,000 for repairs made to the aircraft during the year (in accordance with the lease agreement).

During 2002, the Company borrowed $69,000 from the President, Andrew Sealfon, under a demand loan with an annual interest rate of 8%. The note has been approved by the Board of Director's.

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

(3)      Articles of Incorporation and By-Laws:

         3(a)     Articles of Incorporation(1)

         3(b)     By-Laws(2)

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

(1) Incorporated by reference from the Registration and Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

(2) Incorporated by reference from the Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1987.

(3) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 29, 1993.

(5) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1995.

(6) Incorporated by reference from Form 10-QSB Report of Repro-Med Systems, Inc., dated November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  June 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                               June 12, 2002
--------------------------------
Andrew I. Sealfon, President,
Treasurer, Chairman of the Board,
Director, and Chief Executive
Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                             June 12, 2002
--------------------------------
Dr. Nathan Blumberg, Director


/s/ Dr. Paul Mark Baker                             June 12, 2002
--------------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                   June 12, 2002
-------------------------------
Remo Spagnoli, Director

/s/ Joseph Rosen                                    June 12, 2002
-------------------------------
Joseph Rosen, Director