Form 10QSB
period 2002-05-31
REPRO MED SYSTEMS INC
filed 2002-07-15
CIK 704440

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES ACT OF 1934


         For the quarterly period ended                 MAY 31, 2002
                                                        ------------

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
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 31, 2002
          -----                              ---------------------------

Common stock, $.01 par value                     23,504,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----

ITEM 1.  Financial Statements
         Balance Sheet (Unaudited)- May 31, 2002                              3

         Statements of Operations (Unaudited)- for the three-months
         ending May 31,2002 and May 31, 2001                                  4

         Statements of Cash Flow (Unaudited) - for the three-months
         Ending May 31,2002 and 2001                                          5

         Notes to Unaudited Financial Statements                              6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        6


PART II


ITEM 1.  Legal Proceedings                                                    8


ITEM 2.  Changes in Securities and Use of Proceeds                            8


ITEM 3.  Defaults Upon Senior Securities                                      9


ITEM 4.  Submission of Matters to a Vote of Security Holders                  9


ITEM 5.  Other Information                                                    9


ITEM 6.  Exhibits and Reports on Form 8-K                                     9

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED
ASSETS                                                              MAY 31,2002
                                                                    -----------
CURRENT ASSETS
    Cash & Cash Equivalents ....................................    $    55,303
    Accounts Receivable, net ...................................        168,728
    Inventory ..................................................        561,610
    Prepaid Expenses & Other Receivables .......................         18,326
                                                                    -----------
TOTAL CURRENT ASSETS ...........................................        803,968
                                                                    -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ............................................      1,196,322
    Less - Accumulated Depreciation ............................       (728,472)
                                                                    -----------
    Net Book Value of Equipment ................................        467,850
    Deposits ...................................................         52,000
    Other Assets ...............................................         47,631
                                                                    -----------
TOTAL EQUIPMENT & OTHER ASSETS .................................        567,481
                                                                    -----------
TOTAL ASSETS ...................................................    $ 1,371,449
                                                                    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable ...........................................    $   198,355
    Demand loan from President .................................         69,000
    Accrued Expenses ...........................................        153,135
    Bank Line of Credit Payable ................................        200,000
    Current Portion of Leases Payable ..........................         25,346
    Current Portion Capital Gain ...............................         22,481
                                                                    -----------
    TOTAL CURRENT LIABILITIES ..................................        668,316
                                                                    -----------
OTHER LIABILITIES
    Long-Term Portion of Leases Payable ........................         61,857
    Deferred Capital Gain Income ...............................        354,075
                                                                    -----------
TOTAL LIABILITIES ..............................................      1,084,248
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares (liquidation value $100,000) .....            100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000(Includes 2,275,000
    in Treasury Shares) Respectively ...........................        235,040
    Additional Paid-in Capital .................................      2,211,631
    Accumulated Deficit ........................................     (2,017,571)
    Treasury Stock at Cost .....................................       (142,000)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY .....................................        287,200
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................    $ 1,371,449
                                                                    ===========
See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        FOR THE 3 MONTHS ENDED
                                                       MAY 31,2002   MAY 31,2001
                                                       -----------   -----------
SALES

Net Sales of Products ..............................    $ 435,242     $ 427,414

COST AND EXPENSES

  Cost of Goods Sold ...............................      317,264       319,160
  Selling, General & Administrative Expenses .......      138,562       173,594
  Research and Development .........................        5,413        11,433
  Depreciation and Amortization ....................       21,588        20,289
  Equity Based Compensation ........................            0        10,250
                                                        ---------     ---------
TOTAL COST AND EXPENSES ............................      482,827       534,727
                                                        ---------     ---------


INCOME (LOSS) FROM OPERATIONS ......................      (47,586)     (107,313)

Non-Operating Income (Expense)
  Interest (Expense) ...............................       (6,992)       (3,741)
  Interest & Other Income ..........................        5,103         2,997
                                                        ---------     ---------
                                                           (1,889)         (745)
                                                        ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES ..................      (49,474)     (108,058)


  Provision for Income Taxes .......................         (702)         (411)
                                                        ---------     ---------

NET INCOME (LOSS) AFTER TAXES ......................      (50,176)     (108,469)
                                                        =========     =========

Preferred Dividends ................................        2,000         4,000

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS ................................      (52,176)     (112,469)


EARNINGS (LOSS) PER COMMON SHARE

  Basic ............................................    ($   0.00)    ($   0.00)
  Diluted ..........................................    ($   0.00)    ($   0.00)

See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                      FOR THE THREE MONTHS ENDED
                                                        MAY 31,2002  MAY 31,2001
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ............................................   ($50,176)   $(108,469)
Adjustments to reconcile net (loss) to cash
 used in operating activities:
     Equity Based Compensation ........................          0       10,250
     Depreciation and Amortization ....................     21,588       20,289
     Capital Gain - building lease ....................     (5,621)      (5,621)
     Accounts Receivable ..............................     22,210        5,331
     Inventories ......................................     39,025      (21,773)
     Prepaid Expenses .................................     (5,420)     (39,383)
     Other Assets .....................................      1,434       (2,754)
     Accounts Payable .................................      9,244       55,222
     Accrued Expenses .................................      8,342       14,932
     Leases Payable ...................................     10,460       (3,703)
     Customers Deposits ...............................          0       (2,424)
                                                          --------    ---------
NET CASH USED BY (PROVIDED IN) OPERATIONS .............     51,085      (78,102)
                                                          --------    ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
       Capital Expenditures ...........................    (21,452)      (6,058)
                                                          --------    ---------
     NET CASH USED BY INVESTING ACTIVITIES ............    (21,452)      (6,058)
                                                          --------    ---------

CASH FLOW PROVIDED BY FINANCING
  ACTIVITIES:
   Proceeds from line of credit .......................          0      105,000
   Preferred stock dividends ..........................          0       (4,000)
   NET CASH PROVIDED BY FINANCING
  ACTIVITIES ..........................................          0      101,000
                                                          --------    ---------

NET INCREASE IN CASH ..................................     29,633       16,840
CASH, beginning of period .............................     25,670       35,466
                                                          --------    ---------
CASH, end of period ...................................   $ 55,303    $  52,306
                                                          ========    =========

Supplemental disclosures of Cash Flow Information:
   Interest ...........................................   $  6,992    $   3,741
   Income Taxes .......................................        702          411

See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended February 28,2002 included in the Form 10-KSB for the year then ended.

As shown in the accompanying interim financial statements, the Company incurred a net loss of $50,176 during the three months ended May 31,2002. The Company intends to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31,2002, and the results of operations and cash flows for the three-month periods ended May 31,2002 and 2001 have been included.

The results of operations for the three-month period ended May 31,2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2002.

Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

DEBT

As of May 31,2002, we have an outstanding balance of $200,000 on our bank line of credit. The line agreement officially ended on June 30,2001 but the bank renewed the line verbally through June 30,2002 and is in the process of reviewing the line for a six-month extension.

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

THREE MONTHS ENDED MAY 31,2002 AND 2001

Sales of our core products increased quarter over quarter ended May 31, 2002 with our Freedom60 sales increasing by 31% and Res-Q-Vac sales increasing by 37%. Net sales increased overall 2% from $427,414 (2001) to $435,242 (2002) for the quarter despite the loss in sales of $81,000 from a major OEM customer for the first quarter 2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

Gross profit increased to 27% of net sales in 2002 from 25% in 2001 primarily resulting from reductions in material costs.

Selling, general and administrative expense decreased 20% from the 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% period to period due to the fact that we enlisted outside engineering help in the first quarter 2001 but not in the first quarter 2002.

There was no material change in depreciation and amortization expense during this period.

Interest expense increased 87% as a result of the addition of tooling leases after the first quarter of 2001 and the addition of a phone system lease during the latter half of the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. The line of credit was intended for material purchases for new orders and tooling. As of May 31, 2002, $200,000 has been advanced on the line of credit. Although the line expired on June 30,2001, the bank verbally extended the line through June 30,2002. Currently, the bank is in the process of reviewing our request to extend the line for six months. The bank has assured the Company that if the line is not renewed, there will be no requirement for immediate repayment of the line.

We are attempting to achieve and maintain positive cash flow by continuing to increase sales for the FREEDOM60 and RES-Q-VAC, decreasing material costs and by pursuing capital investment through debt or equity. The Company is working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market. Currently, our distributor for the FREEDOM60 in Italy is marketing the product and has received an initial order. We are in the process of validating new lower-cost and more efficient vendors for our raw materials, which will assist us in continuing to improve our margins on our current products. The Company has sufficient capital for our ongoing needs based on anticipated sales growth in the next six months and maintaining careful control of expenses. The funds available on May 31, 2002 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31,2002.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None



SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         July 15,2002
---------------------                                         ------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer