Form 10QSB
period 2002-08-31
REPRO MED SYSTEMS INC
filed 2002-10-11
CIK 704440

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES ACT OF 1934


         For the quarterly period ended          August 31, 2002
                                                 ---------------


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


           Class                              Outstanding at Aug. 31, 2002
           -----                              ----------------------------
Common stock, $.01 par value                        23,504,000 shares

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                      PAGE
                                                                            ----
Item 1.
         Financial Statements
         Balance Sheet (Unaudited) - August 31, 2002 ..........................3

         Statements of Operations (Unaudited) - for the three-months and six months ending August 31, 2002 and August 31, 2001 ............4

         Statements of Cash Flow (Unaudited) - for the six months
         ending August 31, 2002 and 2001 ......................................5

         Notes to Unaudited Financial Statements ..............................6

Item 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations. .......................7


PART II

Item 1.
         Legal Proceedings ....................................................9

Item 2.
         Changes in Securities ................................................9

Item 3.
         Defaults Upon Senior Securities ......................................9

Item 4.
         Submission of Matters to a Vote of Security Holders ..................9

Item 5.
         Other Information ...................................................10

Item 6.
         Exhibits and Reports on Form 8-K ....................................10

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED
ASSETS                                                            August 31,2002
CURRENT ASSETS                                                    --------------
    Cash & Cash Equivalents ....................................    $    88,784
    Accounts Receivable, net ...................................        131,434
    Inventory ..................................................        543,616
    Prepaid Expenses & Other Receivables .......................         29,993
                                                                    -----------
TOTAL CURRENT ASSETS ...........................................        793,826
                                                                    -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ............................................      1,198,272
    Less - Accumulated Depreciation ............................       (746,951)
                                                                    -----------
    Net Book Value of Equipment ................................        451,321
    Deposits ...................................................         52,000
    Other Assets ...............................................         47,602
                                                                    -----------
TOTAL EQUIPMENT & OTHER ASSETS .................................        550,923
                                                                    -----------
TOTAL ASSETS ...................................................    $ 1,344,749
                                                                    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable ...........................................    $   224,710
    Demand loan from President .................................         84,000
    Accrued Expenses ...........................................        118,497
    Bank Line of Credit Payable ................................        200,000
    Current Portion of Leases Payable ..........................         25,346
    Current Portion Capital Gain ...............................         22,481
                                                                    -----------
    Total Current Liabilities ..................................        675,034
                                                                    -----------
OTHER LIABILITIES
    Long-Term Portion of Leases Payable ........................         55,944
    Deferred Capital Gain Income ...............................        348,455
                                                                    -----------
TOTAL LIABILITIES ..............................................      1,079,433
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01 Par Value Authorized
      2,000,000 Issued & Outstanding 10,000 Shares (liquidation
      value $100,000) ..........................................            100
    Common Stock, $.01 Par Value, Authorized 50,000,000 Shares,
      Issued & Outstanding 23,504,000(Includes 2,275,000
      in Treasury Shares) Respectively .........................        235,040
    Additional Paid-in Capital .................................      2,211,631
    Accumulated Deficit ........................................     (2,039,456)
    Treasury Stock at Cost .....................................       (142,000)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY .....................................        265,315
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................    $ 1,344,749
                                                                    ===========
See Accompanying Notes to Unaudited Financial Statements

                                              REPRO-MED SYSTEMS, INC
                                             STATEMENTS OF OPERATIONS
                                                    UNAUDITED


                                                   FOR THE 3 MONTHS ENDED             FOR THE 6 MONTHS ENDED
                                                Aug 31, 2002     Aug 31, 2001      Aug 31,2002     Aug 31, 2001
                                                ------------     ------------      -----------     ------------
SALES
-----
Net Sales of Products ......................     $   451,840      $   448,150      $   887,082      $   875,563


COST AND EXPENSES
-----------------

  Cost of Goods Sold .......................         303,953          311,009          621,218          630,169
  Selling, General & Administrative Expenses         134,509          156,211          273,071          329,806
  Research and Development .................           5,378           11,518           10,791           22,951
  Equity Based Compensation ................               0           10,250                0           20,500
  Depreciation and Amortization ............          19,913           21,489           41,501           41,778
                                                 -----------      -----------      -----------      -----------
TOTAL COST AND EXPENSES ....................         463,753          510,477          946,580        1,045,203
                                                 -----------      -----------      -----------      -----------


(LOSS) FROM OPERATIONS .....................         (11,913)         (62,327)         (59,499)        (169,640)

Non-Operating Income (Expense)
  Interest (Expense) .......................          (6,329)          (4,323)         (13,321)          (8,065)
  Interest & Other Income ..................             358            2,726            5,461            5,722
                                                 -----------      -----------      -----------      -----------
                                                      (5,971)          (1,597)          (7,860)          (2,342)
                                                 -----------      -----------      -----------      -----------


(LOSS) BEFORE INCOME TAXES .................         (17,885)         (63,924)         (67,359)        (171,983)

    Provision for Income Taxes .............               0                0             (702)            (411)
                                                 -----------      -----------      -----------      -----------

NET (LOSS) AFTER TAXES .....................         (17,885)         (63,924)         (68,061)        (172,394)
                                                 -----------      -----------      -----------      -----------

Preferred Dividends ........................           2,000            4,000            4,000            8,000

NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS          (19,885)         (67,924)         (72,061)        (180,394)
                                                 ===========      ===========      ===========      ===========

(LOSS) PER COMMON SHARE

  Primary ..................................     ($     0.00)     ($     0.00)     ($     0.00)     ($     0.01)
  Fully Diluted ............................     ($     0.00)     ($     0.00)     ($     0.00)     ($     0.01)

See Accompanying Notes to Unaudited Financial Statements

                                                        4

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                                    AUGUST 31,        AUGUST 31,
                                                       2002              2001
                                                    ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .................................        ($ 68,061)        ($172,394)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Equity Based Compensation ................                0            20,500
  Depreciation and Amortization ............           41,501            41,778
  Deferred Gross Profit - Building Lease ...          (11,241)          (11,241)
  Accounts Receivable ......................           59,505            28,069
  Inventory ................................           57,019           (56,647)
  Prepaid Expenses and Other Receivables ...          (17,086)           21,997
  Other Assets .............................           (1,405)           (1,328)
  Demand Loan to President .................           15,000                 0
  Accounts Payable .........................           35,599            29,601
  Leases Payable ...........................            4,546            25,967
  Other Liabilities ........................          (26,295)           23,629
                                                    ---------         ---------

NET CASH PROVIDED IN (USED BY) OPERATIONS ..           89,082           (50,070)
                                                    ---------         ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital Expenditures .....................          (21,968)          (44,850)
                                                    ---------         ---------
 NET CASH USED BY INVESTING ACTIVITIES .....          (21,968)          (44,850)
                                                    ---------         ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from Line of Credit .............                0           130,000
  Preferred Stock Dividend .................           (4,000)           (8,000)
                                                    ---------         ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:            (4,000)          122,000
                                                    ---------         ---------

NET INCREASE (IN CASH ......................           63,115            27,081
  CASH, beginning of period ................           25,670            35,466
                                                    ---------         ---------
  CASH, end of period ......................        $  88,784         $  62,546
                                                    =========         =========

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest .................................           13,321             8,065
  Income Taxes .............................              702               411

See Accompanying Notes to Unaudited Financial Statements

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

As shown in the accompanying interim financial statements, the Company incurred a net loss of $68,061 during the six-months ended August 31,2002. The Company intends to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31,2002, and the results of operations for the three-month and six month periods ended August 31,2002 and 2001 and cash flows for the periods ended August 31,2002 and 2001 have been included.

The results of operations for the three-month and six-month periods ended August 31,2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2002.

Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

Debt

As of August 31,2002, we have an outstanding balance of $200,000 on our bank line of credit. The line agreement officially ended on June 30,2001 but was verbally renewed by the bank through February 2003.

New Accounting Developments

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities".

The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

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

Three months ended August 31, 2002 vs. 2001

Sales of our core products increased quarter over quarter ended August 31, 2002 with our Freedom60 sales increasing by 29% and Res-Q-Vac sales increasing by 17%. Net sales increased 1% overall from $448,150 (2001) to

$451,840 (2002) for the quarter despite the loss in sales of approximately $63,000 from a major OEM customer for the second quarter 2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

Gross profit increased to 33% of net sales in 2002 from 31% in 2001 primarily resulting from cost containment reductions.

Selling, general and administrative expense decreased 14% from 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% quarter over quarter due to the fact that we enlisted outside engineering help in the second quarter 2001 but not in the second quarter 2002.

There was no material change in depreciation and amortization expense during this period.

Interest expense increased 46% as a result of the addition of tooling leases during the second quarter of 2001 and the addition of a tooling lease at the end of Fiscal year 2002.

Six Months Ended August 31, 2002 vs. 2001

Sales of our core products increased for the six-months ended August 31, 2002 vs. the six-months ended August 31,2001, with our Freedom60 sales increasing by 30% and Res-Q-Vac sales increasing by 26%. Net sales increased 1% overall from $875,563 (2001) to $887,082 (2002) for the quarter despite the loss in sales of approximately $149,000 from a major OEM customer for the six-months ended August 31,2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

Gross profit increased to 30% of net sales in 2002 from 28% in 2001 primarily resulting from cost containment reductions and reductions in material costs.

Selling, general and administrative expense decreased 17% from 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% due to the fact that we enlisted outside engineering help during the six-months ended August 31, 2001 but not during the six-months ended August 31,2002.

Liquidity and Capital Resources

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. The line of credit was intended for material purchases for new orders and tooling. As of August 31, 2002, $200,000 has been advanced on the line of credit. Although the line expired on June 30,2001, the bank verbally renewed the line through February 2003.

We are attempting to achieve and maintain positive cash flow by continuing to increase sales for the FREEDOM60 and RES-Q-VAC, decreasing material costs and by pursuing capital investment through debt or equity. The Company is working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market. Currently, our distributor for the FREEDOM60 in Italy is marketing the product and has received an initial order. We are in the process of validating new lower-cost and more efficient vendors for our raw materials, which will assist us in continuing to improve our margins on our current products. The Company has sufficient capital for our ongoing needs based on anticipated sales growth in the next six months and maintaining careful control of expenses. The funds available on August 31, 2002 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2002.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

99.1     Certification Pursuant to the Sarbanes-Oxley Act of 2002



SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         October 10, 2002

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer