Form 10QSB
period 2002-11-30
REPRO MED SYSTEMS INC
filed 2003-01-16
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES ACT OF 1934

      For the quarterly period ended                  November 30, 2002
                                                      -----------------

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

Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at Nov 30 2002
            -----                      --------------------------

Common stock, $.01 par value               23,504,000 shares

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                      PAGE

Item 1.
      Financial Statements
      Balance Sheet (Unaudited) - November 30, 2002 ...........................3

      Statements of Operations (Unaudited) - for the three-months and six months ending November 30, 2002 and November 30, 2001 ...............4

      Statements of Cash Flow (Unaudited) - for the six months
      ending November 30  2002 and 2001 .......................................5

      Notes to Unaudited Financial Statements .................................6

Item 2.
       Management's Discussion and Analysis of
       Financial Condition and Results of Operations. .........................7


PART II

Item 1.
      Legal Proceedings .......................................................9

Item 2.
      Changes in Securities ...................................................9

Item 3.
      Defaults Upon Senior Securities .........................................9

Item 4.
      Submission of Matters to a Vote of Security Holders .....................9
Item 5.
       Other Information .....................................................10

Item 6.
       Exhibits and Reports on Form 8-K ......................................10

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED


ASSETS                                                          November 30,2002
CURRENT ASSETS

    Cash & Cash Equivalents ....................................    $    24,303
    Accounts Receivable, net ...................................        182,405
    Inventory ..................................................        530,238
    Prepaid Expenses & Other Receivables .......................         35,067
TOTAL CURRENT ASSETS ...........................................        772,551

EQUIPMENT & OTHER ASSETS
    Total Equipment ............................................      1,199,772
    Less - Accumulated Depreciation ............................       (765,676)
    Net Book Value of Equipment ................................        434,095
    Deposits ...................................................         52,000
    Other Assets ...............................................         45,867
TOTAL EQUIPMENT & OTHER ASSETS .................................        531,962

TOTAL ASSETS ...................................................    $ 1,304,513


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable ...........................................    $   263,760
    Demand loan from President .................................         84,000
    Accrued Expenses ...........................................         84,013
    Bank Line of Credit Payable ................................        200,000
    Current Portion of Leases Payable ..........................         25,346
    Current Portion Capital Gain ...............................         22,481
    Total Current Liabilities ..................................        679,600

OTHER LIABILITIES
     Long-Term Portion of Leases Payable .......................         51,450
     Deferred Capital Gain Income ..............................        342,835
TOTAL LIABILITIES ..............................................      1,073,885

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares (liquidation value $100,000) .....            100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000(Includes 2,275,000
    in Treasury Shares) Respectively ...........................        235,040
    Additional Paid-in Capital .................................      2,211,631
    Accumulated Deficit ........................................     (2,074,143)
    Treasury Stock at Cost .....................................       (142,000)
TOTAL STOCKHOLDERS' EQUITY .....................................        230,629

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................    $ 1,304,513

See Accompanying Notes to Unaudited Financial Statements

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                              FOR THE 3 MONTHS ENDED    FOR THE 9 MONTHS ENDED
                              ----------------------    ----------------------
                                Nov 30,     Nov 30,       Nov 30,     Nov 30,
                                 2002        2001          2002         2001
                                 ----        ----          ----         ----
SALES

Net Sales of Products ........$ 381,547   $ 426,393   $ 1,268,628   $ 1,301,956


COST AND EXPENSES

  Cost of Goods Sold .........  260,148     323,571       883,753       953,740
  Selling, General &
    Administrative Expenses ..  129,584     155,313       406,175       485,119
  Research and Development ...    5,482      11,660        16,273        34,611
  Equity Based Compensation ..        0      10,250             0        30,750
  Depreciation and
    Amortization .............   20,160      21,387        59,757        63,164
                                -------     -------     ---------     ---------
TOTAL COST AND EXPENSES ......  415,374     522,181     1,365,958     1,567,384
                                -------     -------     ---------     ---------



(LOSS) FROM OPERATIONS .......  (33,827)    (95,788)      (97,330)     (265,428)

Non-Operating Income (Expense)
  Interest (Expense) .........   (3,898)     (5,400)      (17,820)      (13,465)
  Interest & Other Income ....    8,310         400        12,402         6,122
                                -------     -------     ---------     ---------
                                 (4,412)     (5,000)       (5,417)       (7,343)
                                -------     -------     ---------     ---------

(LOSS) BEFORE INCOME TAXES ...  (29,415)   (100,788)     (102,748)     (272,770)

    Provision for Income Taxes        0        (161)           (0          (572)

NET (LOSS) AFTER TAXES .......  (29,415)   (100,949)     (102,748)     (273,342)
                                -------     -------     ---------     ---------

Preferred Dividends ..........    2,000           0         6,000         8,000

NET (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS ..........  (31,415)   (100,949)     (108,748)     (281,342)
                                =======    ========      ========      ========

(LOSS) PER COMMON SHARE

  Primary ....................($   0.00)  ($   0.00)  ($     0.00)  ($     0.01)
  Fully Diluted ..............($   0.00)  ($   0.00)  ($     0.00)  ($     0.01)

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                           November    November
                                                           30, 2002    30, 2001
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .............................................  ($102,748)  ($273,342)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Equity Based Compensation ............................          0      30,750
  Depreciation and Amortization ........................     59,757      63,164
  Deferred Gross Profit - Building Lease ...............    (16,861)    (16,861)
  Accounts Receivable ..................................     13,896      56,707
  Inventory ............................................     70,397     (63,152)
  Prepaid Expenses and Other Receivables ...............    (27,260)     19,751
  Other Assets .........................................          -        (422)
  Demand Loan to President .............................     15,000           -
  Accounts Payable .....................................     74,649      67,296
  Leases Payable .......................................         52      43,332
  Other Liabilities ....................................    (60,779)     25,840
                                                            -------      ------


NET CASH PROVIDED IN (USED BY) OPERATIONS ..............     26,103     (46,937)
                                                            -------      ------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital Expenditures .................................    (23,470)    (73,388)
                                                            -------      ------
 NET CASH USED BY INVESTING ACTIVITIES .................    (23,470)    (73,388)
                                                            -------      ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from Line of Credit .........................          0     130,000
  Preferred Stock Dividend .............................     (4,000)     (8,000)
                                                            -------      ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES: ............     (4,000)    122,000
                                                            -------      ------

NET INCREASE (IN CASH ..................................     (1,367)      1,675
  CASH, beginning of period ............................     25,670      35,466
                                                            -------      ------
  CASH, end of period ..................................  $  24,303   $  37,141
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest .............................................     13,321      13,465
  Income Taxes .........................................        702         572

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

As shown in the accompanying interim financial statements, the Company incurred a net loss of $102,748 during the nine-months ended November 30,2002. The Company intends to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30,2002, and the results of operations for the three-month and six month periods ended November 30,2002 and 2001 and cash flows for the periods ended November 30,2002 and 2001 have been included.

The results of operations for the three-month and six-month periods ended November 30,2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2002.

Reclassification - certain reclassifications have been made to prior year amounts to conform to current year presentation.

Debt

As of November 30,2002, we have an outstanding balance of $200,000 on our bank line of credit. The line agreement officially ended on June 30,2001 but was verbally renewed by the bank through February 2003.

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

Three months ended November 30, 2002 vs. 2001

Sales of our core products increased quarter over quarter ended November 30, 2002 with our Freedom60 sales increasing by 29% and Res-Q-Vac sales increasing by 17%. Net sales increased 1% overall from $448,150 (2001) to

$451,840 (2002) for the quarter despite the loss in sales of approximately $63,000 from a major OEM customer for the second quarter 2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

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

Nine Months Ended November 30, 2002 vs. 2001

Sales of our core products increased for the six-months ended November 30, 2002 vs. the six-months ended November 30,2001, with our Freedom60 sales increasing by 30% and Res-Q-Vac sales increasing by 26%. Net sales increased 1% overall from $875,563 (2001) to $887,082 (2002) for the quarter despite the loss in sales of approximately $149,000 from a major OEM customer for the six-months ended November 30,2002 and reduced sales for a low margin product line that we have been phasing out over the last year.

Gross profit increased to 30% of net sales in 2002 from 28% in 2001 primarily resulting from cost containment reductions and reductions in material costs.

Selling, general and administrative expense decreased 17% from 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% due to the fact that we enlisted outside engineering help during the six-months ended November 30, 2001 but not during the six-months ended November 30,2002.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2002.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit  Description
-------  -----------

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                           January 16, 2003

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer

                                   CERTIFICATION

I, Andrew Sealfon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Repro-Med Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows, of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which would adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material; that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 16, 2003