Form 10QSB/A
period 2002-11-30
REPRO MED SYSTEMS INC
filed 2003-01-17
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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

      Statements of Operations (Unaudited) - for the three-months and nine months ending November 30, 2002 and November 30, 2001 ..............4

      Statements of Cash Flow (Unaudited) - for the nine months
      ending November 30, 2002 and 2001 .......................................5

      Notes to Unaudited Financial Statements .................................6

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations. ..........................7

PART II

Item 1.

      Legal Proceedings ......................................................10

Item 2.

      Changes in Securities ..................................................10

Item 3.

      Defaults Upon Senior Securities ........................................10

Item 4.

      Submission of Matters to a Vote of Security Holders ....................10

Item 5.

      Other Information ......................................................10

Item 6.

      Exhibits and Reports on Form 8-K .......................................11

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED
ASSETS                                                         November 30, 2002
CURRENT ASSETS

    Cash & Cash Equivalents ....................................    $    24,303
    Accounts Receivable, net ...................................        182,405
    Inventory ..................................................        530,238
    Prepaid Expenses & Other Receivables .......................         35,067
                                                                    -----------
TOTAL CURRENT ASSETS ...........................................        772,551
                                                                    -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ............................................      1,199,772
    Less - Accumulated Depreciation ............................       (765,676)
                                                                    -----------
    Net Book Value of Equipment ................................        434,095
    Deposits ...................................................         52,000
    Other Assets ...............................................         45,867
TOTAL EQUIPMENT & OTHER ASSETS .................................        531,962
                                                                    -----------
TOTAL ASSETS ...................................................    $ 1,304,513
                                                                    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable ...........................................    $   263,760
    Demand loan from President .................................         84,000
    Accrued Expenses ...........................................         84,013
    Bank Line of Credit Payable ................................        200,000
    Current Portion of Leases Payable ..........................         25,346
    Current Portion Capital Gain ...............................         22,481
                                                                    -----------
    Total Current Liabilities ..................................        679,600
                                                                    -----------
OTHER LIABILITIES
     Long-Term Portion of Leases Payable .......................         51,450
     Deferred Capital Gain Income ..............................        342,835
                                                                    -----------
TOTAL LIABILITIES ..............................................      1,073,885
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares (liquidation value $100,000) .....            100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000(Includes 2,275,000
    in Treasury Shares) Respectively ...........................        235,040
    Additional Paid-in Capital .................................      2,211,631
    Accumulated Deficit ........................................     (2,074,143)
    Treasury Stock at Cost .....................................       (142,000)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY .....................................        230,629
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................    $ 1,304,513
                                                                    ===========
            See Accompanying Notes to Unaudited Financial Statements

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                              FOR THE 3 MONTHS ENDED    FOR THE 9 MONTHS ENDED
                              ----------------------    ----------------------
                                Nov 30,     Nov 30,       Nov 30,     Nov 30,
                                 2002        2001          2002         2001
                                 ----        ----          ----         ----
SALES

Net Sales of Products ........$ 381,547   $ 426,393   $ 1,268,628   $ 1,301,956

COST AND EXPENSES

  Cost of Goods Sold .........  260,148     323,571       883,753       953,740
  Selling, General &
    Administrative Expenses ..  128,324     155,313       406,175       485,119
  Research and Development ...    5,482      11,660        16,273        34,611
  Equity Based Compensation ..        0      10,250             0        30,750
  Depreciation and
    Amortization .............   20,160      21,387        59,757        63,164
                                -------     -------     ---------     ---------
TOTAL COST AND EXPENSES ......  414,114     522,181     1,365,958     1,567,384
                                -------     -------     ---------     ---------


(LOSS) FROM OPERATIONS .......  (32,567)    (95,788)      (97,330)     (265,428)

Non-Operating Income (Expense)
  Interest (Expense) .........   (5,158)     (5,400)      (17,820)      (13,465)
  Interest & Other Income ....    8,310         400        12,402         6,122
                                -------     -------     ---------     ---------
                                 (3,152)     (5,000)       (5,417)       (7,343)
                                -------     -------     ---------     ---------

(LOSS) BEFORE INCOME TAXES ...  (29,415)   (100,788)     (102,748)     (272,770)

    Provision for Income Taxes        0        (161)            0          (572)

NET (LOSS) AFTER TAXES .......  (29,415)   (100,949)     (102,748)     (273,342)
                                -------     -------     ---------     ---------

Preferred Dividends ..........    2,000           0         6,000         8,000

NET (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS...........  (31,415)   (100,949)     (108,748)     (281,342)
                                =======    ========      ========      ========

(LOSS) PER COMMON SHARE

  Primary ....................  ($ 0.00)    ($ 0.00)    ($   0.00)    ($   0.01)
  Fully Diluted ..............  ($ 0.00)    ($ 0.00)    ($   0.00)    ($   0.01)

            See Accompanying Notes to Unaudited Financial Statements

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                         November      November
                                                         30, 2002      30, 2001
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .........................................    ($102,748)    ($273,342)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Equity Based Compensation ........................            0        30,750
  Depreciation and Amortization ....................       59,757        63,164
  Deferred Gross Profit - Building Lease ...........      (16,861)      (16,861)
  Accounts Receivable ..............................       13,896        56,707
  Inventory ........................................       70,397       (63,152)
  Prepaid Expenses and Other Receivables ...........      (27,260)       19,751
  Other Assets .....................................            0          (422)
  Demand Loan to President .........................       15,000             0
  Accounts Payable .................................       74,649        67,296
  Leases Payable ...................................           52        43,332
  Other Liabilities ................................      (60,779)       25,840
                                                          -------        ------

NET CASH PROVIDED IN (USED BY) OPERATIONS ..........       26,103       (46,937)
                                                          -------        ------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital Expenditures .............................      (23,470)      (73,388)
                                                          -------        ------
 NET CASH USED BY INVESTING ACTIVITIES .............      (23,470)      (73,388)
                                                          -------        ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from Line of Credit .....................            0       130,000
  Preferred Stock Dividend .........................       (4,000)       (8,000)
                                                          -------        ------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES: ........       (4,000)      122,000
                                                          -------        ------

NET INCREASE (IN CASH ..............................       (1,367)        1,675
  CASH, beginning of period ........................       25,670        35,466
                                                          -------        ------
  CASH, end of period ..............................    $  24,303     $  37,141
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES
CASH PAYMENTS FOR
  Interest .........................................        3,741        20,252
  Income Taxes .....................................            0           572

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30,2002, and the results of operations for the three-month and nine month periods ended November 30,2002 and 2001 and cash flows for the periods ended November 30,2002 and 2001 have been included.

The results of operations for the three-month and nine-month periods ended November 30,2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28,2002.

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

Three months ended November 30, 2002 vs. 2001

Sales of the Fredom60 Syringe infusion system increased quarter over quarter ended November 30, 2002 by 36% due to increased sales in the home care market. Res-Q-Vac sales decreased slightly by 6% due to a general world-wide economic slowdown during the past year. Approximately 60% of Res-Q-Vac sales are exported overseas to other countries. Net sales decreased 11% overall from $426,393 (2001) to $381,547 (2002) for the quarter due to the loss in sales of approximately $53,000 from a major OEM customer and reduced sales for a low margin product line that has been phased out over the last year.

Gross profit increased to 31.8% of net sales in 2002 from 24.1% in 2001 primarily resulting from cost containment reductions.

Selling, general and administrative expense decreased 17% from 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% quarter over quarter due to the fact that we enlisted outside engineering help in the second quarter 2001 but not in the second quarter 2002.

There was no material changes in depreciation and amortization expense during this period.


Nine Months Ended November 30, 2002 vs. 2001

Sales of our core products increased for the nine months ended November 30, 2002 vs. the nine-months ended November 30,2001, with our Freedom60 sales increasing by 28% and Res-Q-Vac sales increasing by 14%. Net sales decreased slightly by 3% overall from $1,301,956 (2001) to $1,268,628 (2002) for the quarter due in large part to the loss in sales of approximately $201,318 from a major OEM customer for the nine-months ended November 30,2002 and the elimination of a low margin product line that has been phased out over the last year.

Gross profit increased to 30% of net sales in 2002 from 27% in 2001 primarily resulting from cost containment reductions and reductions in material costs.

Selling, general and administrative expense continued to decrease and was down 16% from 2001 to 2002 as a result of the reduction of sales and administrative personnel, and decreased marketing and show expenses.

Research and development expenses decreased 53% due to the fact that we enlisted outside engineering help during the nine months ended November 30, 2001 but not during the nine-months ended November 30,2002.

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

We are attempting to achieve and maintain positive cash flow by continuing to increase sales for the FREEDOM60 and RES-Q-VAC, decreasing material costs and by pursuing capital investment through debt or equity. The Company is working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market. Currently, our distributor for the FREEDOM60 in Italy is marketing the product and has received an initial order. We are in the process of validating new lower-cost and more efficient vendors for our raw materials, which will assist us in continuing to improve our margins on our current products. The Company has sufficient capital for our ongoing needs based on anticipated sales growth in the next six months and continuing to maintain careful control of expenses. The funds available on November 30, 2002 are expected to meet cash requirements as planned under current operating conditions at least for the next 12 months.

We have signed a reciprocal sales agreement with Trademark Medical at the end of July for sales of Res-Q-Vac into their dental markets and we have combined their Plak Vac dental hygiene device with the Res-Q-Vac system to provide specialty dental hygiene to compromised patients within the home. The combined system is low-cost and management anticipates sales from this venture. Trademark Medical is also promoting a back-up dental version of Res-Q-Vac for sales into dental offices along with Broadreach Medical Resources (see Below). During the past quarter Trademark has begun marketing the Res-Q-Vac and has placed some limited orders as interest is developed.

We attended the Medica Trade Show in Dusseldorf Germany at the end of November, 2002, and met with several new potential distributors for Freedom60 and Res-Q-Vac. Two of these contacts are evaluating our products and we expect to receive decision by the end of our fiscal year. As a result of our efforts at Medica, we have received a number of orders from distributors, and expect additional orders in the near future.

At the Medica trade show, we finalized and signed an agreement with Ferno Norden for exclusive distribution of Res-Q-Vac within the Scandinavian countries including Norway, Denmark Iceland, Sweden, Finland, Estonia, Latvia, and

Lithuania. And non-exclusive for Germany, Poland, and Russia. Ferno Norden had been marketing Res-Q-Vac for several years as a non-exclusive distributor, and we expect that our new relationship will produce improved sales within the region. Certain minimums will be required, and with bulk shipping we anticipate lower costs of the Res-Q-Vac landed in those countries which will further assist in market penetration.

On September 23rd, 2002,. we signed a sales representation agreement with Broadreach Medical Resources (BMR), and sales and marketing company to represent Freedom60 and Res-Q-Vac in the domestic market. BMR is organizing to enter the hospital, home care, long term care and dental markets. We have created a dental version of Res-Q-Vac which is being made available to dentist and dental surgeons to provide an emergency back-up to their wall suction systems which will enable them to continue a procedure in the event of a failure. Both Trademark Medical and BRM are jointly marketing our new Res-Q-Vac dental kit. There are more than 200,000 dental offices in the United States and preliminary promotions indicated strong interest. However, there can be no assurance that significant sales will be derived from this effort. BMR has also indicated interest in investing in our Company and further discussions are anticipated.

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

         a) Exhibits:

         Exhibit  Description
         -------  -----------

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

         None


SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                           January 17, 2003

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director,
Chief Executive Officer and Chief Financial Officer

                                   CERTIFICATION

I, Andrew Sealfon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Repro-Med Systems, Inc.;

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


Date:  January 17, 2003