Form 10KSB
period 2003-02-28
REPRO MED SYSTEMS INC
filed 2003-06-16
CIK 704440

FORM 10-KSB

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the fiscal year ended              FEBRUARY 28, 2003
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Based on the closing sales price of February 28, 2003, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $636,870.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 23,504,000 at February 28, 2003 which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents

PART I                                                                      Page

         Item 1.    Business ..................................................3

         Item 2.    Description of Property ..................................10

         Item 3.    Legal Proceedings ........................................11

         Item 4.    Submission of Matters to a Vote of Security Holders ......11

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters ......................................11

         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................12

         Item 7.    Financial Statements .....................................17

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures .....................33

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance With Section 16(a) of the
                    Exchange Act .............................................33

         Item 10.   Executive Compensation ...................................34

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management ...........................................35

         Item 12.   Certain Relationships and Related Transactions ...........37

PART IV

         Item 13.   Exhibits and Reports on Form 8-K .........................38

SIGNATURES ...................................................................39

CERTIFICATIONS ...............................................................40

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

The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to save money for the user and create a repetitive demand for replacement of the disposable component - "razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Historically, contract manufacturing was a strong source of revenue, but the Company is transitioning away from this market in order to concentrate on our own proprietary devices. Male infertility and impotency treatments were the first markets entered in the early 1980's. Our presence in this market has decreased due to a shift in focus towards the RES-Q-VAC and FREEDOM60. The Company is seeking outside funding to introduce additional products into this market. Gyneco, the gynecological instrument subsidiary, was acquired in 1986 and sales continue primarily through repeat business.

         The table below presents the product mix for the last two fiscal years.

                                                        2003         2002
                                                     % of Sales   % of sales
                                                     ----------   ----------
         Infusion Therapy                                16%          12%
         Emergency Medical                               70%          63%
         Contract Manufacturing                           3%          16%
         Gynecological Instruments                       11%           9%
         Male Impotency Treatments              Less than 1%         < 1%

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

                        FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion Pump was designed for ambulatory infusions. Ambulatory infusion pumps are most prevalent in the home care market. We are also considering using the FREEDOM60 for pain control applications and chemotherapy. The home infusion therapy market is comprised of 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations with approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

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

We signed a group purchasing agreement in December 1999 with Child Health Corporation of America (CHCA) for the FREEDOM60 Syringe Infusion System. CHCA is a cooperative and business alliance of 38 children's hospitals and home care facilities. The agreement called for CHCA to assist us to market the FREEDOM60 to its members and ended December 2002. Currently eight of the hospitals continue to actively use the system, and we will continue to pursue other CHCA-affiliated hospitals as independent customers.

During August 2001, we began a trial of the FREEDOM60 at one location of a major national home healthcare agency. We received our first order, as a result of the successful trial, in September 2001 and have developed them into our largest FREEDOM60 customer. We have leveraged our relationship and currently provide the FREEDOM60 to 5 additional centers. As a direct result of our sales efforts at the Medica Trade Show in Dusseldorf, Germany, the Company authorized an Italian distributor to obtain the CE Mark to market the FREEDOM60 in Europe. This distributor has secured the CE mark for sales into Europe of FREEDOM60 and has begun initial sales of the product into Italy, France, Spain, Germany and Greece. We are working with this distributor to introduce new additions to the FREEDOM60 product line.

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

The chart below summarizes the market trends of devices.

            METHOD OF                             MARKET
          ADMINISTRATION                          TREND
          --------------                          -----

         Ambulatory Pump                      Flat/Declining
         Gravity Infusion                       Increasing
         Pole Mounted Pump                      Declining

           Elastomeric                          Declining
             Syringe                            Increasing
             Implant                            Increasing
             IV Push                            Increasing

ECONOMIC BENEFITS OF FREEDOM60 DISPOSABLE SALES

At the moment we estimate that there are approximately 2,350 FREEDOM60 pumps currently in use. We sold approximately 740 pumps during the past fiscal year. The FREEDOM60 pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.05 per use. The tubing sets currently have a list price of $3.30. From past experience, we have noted that each pump is used an average of 12 times per month. If the pump is operated up to 4 times per day, the total use per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years. This monthly rate amounts to annual usage of 144 sets producing typical gross revenues to the distributor of $475 per pump. Installed bases for various levels of pumps produce the following sales:

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

EMERGENCY MEDICAL PRODUCTS

RES-Q-VAC products provide a complete emergency suction system for neonates, children and adults for use in any location, as it is non-electric. RES-Q-VAC removes fluids from a patient's airway. RES-Q-VAC consists of a hand-held, portable suction pump that can be connected to various sized sterile or non-sterile catheters. The one-hand operation makes it extremely effective particularly in emergencies. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician, for example, from HIV when suctioning a patient or during post treatment cleanup. All the parts that connect to the pump are disposable. RES-Q-VAC was introduced in 1990 and is now sold in thirty-one countries. The product is generally found in emergency vehicles, hospitals and as backup support for powered suction systems.

The RES-Q-VAC is currently the market leader for manual, portable suction instruments. The primary competition is the V-Vac from Laerdal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC entered the market. The RES-Q-VAC, however, has proven to be significantly superior and dominates the market to date. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to RES-Q-VAC, made in China. Management believes the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, management believes it will continue to maintain and build market share with an improved RES-Q-VAC (discussed below) and gain a significant portion of the electric suction pump market with the introduction of the RES-Q-VAC Plus system currently under development.

On June 10, 2003, we received notice that a patent approval was issued for our new FULL STOP PROTECTION. This upgrade to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the full stop design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides substantially improved protection for these users.

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

Recently (April 29, 2003) the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC with FULL STOP PROTECTION is the only portable device to comply with the CDC directives.

We are exploring additional markets for RES-Q-VAC which will include a special version for use in dental offices, and a system for home care use. The RES-Q-VAC is ideal for home care, especially patients on ventilators, tracheotomy patients, or patients with swallowing disorders. The low cost, portability and the fact it does not require electric power make the RES-Q-VAC an excellent back-up system for these patents.

RES-Q-VAC is sold domestically and internationally by emergency medical device distributors. These distributors generally advertise these products in their catalogs.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. OEM sales have been as high as 70% of sales (1996). In 2003 and 2002, contract manufacturing for one customer amounted to 3% and 16% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments. We have been manufacturing a portable, hand-operated suction pump for sale to the remaining active customer but have been informed that the demand for this product has diminished. As a result, the Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

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

We had signed a group purchasing agreement that facilitates sales presentations to approximately 38 allied members of the Child Health Corporation of America which has expired in December 2002. Currently eight of the members are using our products. We continue to pursue additional CHCA centers independently as we believe that the FREEDOM60 advantages of cost reduction and performance are benefits required to remain competitive.

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

In February 2003, we employed 19 employees, 14 were assigned to manufacturing operations, two to sales and customer support, one to administrative functions, one Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and one Executive Officer (Andrew Sealfon).

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

Periodically we are subject to inspections and audits by FDA inspectors. During the year ended February 28, 2003, we were subject to a routine QSR review by the FDA. The FDA inspection did not find any significant violations and no DD483 was issued. As a result of FDA audits, the Company is always subject to further audits and could be impacted by adverse findings.

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC, an emergency medical product, is susceptible in the international market to imitation. In 2002 a competitor had introduced a competitive product to the RES-Q-VAC into the market. We responded with the introduction of new innovative features for the RES-Q-VAC that enhances the product and places it steps above the competition in safety.

On January 14, 2003, we received notice of allowability for a patent for our new Full Stop Protection. This patent, #6,575,946, was issued on June 10, 2003. This addition to the RES-Q-VAC system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass air born pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC provides improved protection for these users.

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers...must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's FULL STOP PROTECTION for RES-Q-VAC The Company has received a letter from OSHA indicating the RES-Q-VAC meets the intent of this regulation

Recently (April 29, 2003) the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC with FULL STOP PROTECTION is the only portable device to comply with the CDC directives.

The second most recent patent granted to us was #5,336,189 for a "Combination IV Pump & Disposable Syringe" which confers a unique syringe to IV pump interface design. This patent is for the FREEDOM60 Infusion System, an infusion therapy product. The cost of filing and maintaining applications has deterred pursuing international patents.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2003, 23,504,000 shares were issued and outstanding and there were approximately 1,155 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                                      High Bid         Low Bid
                                                      --------         -------
 Year Ended February 28, 2002
 ----------------------------

 1st Quarter                                           $0.260          $0.150
 2nd Quarter                                           $0.230          $0.110
 3rd Quarter                                           $0.230          $0.110
 4th Quarter                                           $0.140          $0.070

 Year Ended February 28, 2003
 ----------------------------

 1st Quarter                                           $0.140          $0.030
 2nd Quarter                                           $0.060          $0.040
 3rd Quarter                                           $0.040          $0.030
 4th Quarter                                           $0.040          $0.010

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 294,117 shares of Repro-Med common stock at $0.40 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.40.

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2003, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

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

RESULTS OF OPERATIONS

2003 VS. 2002

We have focused on two of our main products for the past three years, RES-Q-VAC and FREEDOM60 and this year we decided to write down a significant portion of our inventory associated with discontinued products. Thus the Net Loss of the Year Ended February 29, 2003, including our inventory adjustment of $207,519, is $268,190 as compared to the previous year loss of $386,075. Without the inventory write off of $207,519, the loss is $60,671. Total sales also declined for the year ended February 28, 2003 to $1,656,553 from $1,758,904 due to the elimination of sales of the less profitable products and a decrease in OEM sales.

Sales of our key products have again increased this year. Sales of the FREEDOM60 Syringe Infusion System increased by 34% over the prior year and sales of our RES-Q-VAC Airway Suction System increased by 9% over the prior year. These sales increases were offset by the elimination of low margin products.

In FY2002, the company has added a new FULL STOP PROTECTION to the RES-Q-VAC, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This new feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030
- Occupational Exposure to Bloodborne Pathogens. The RES-Q-VAC is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the FULL STOP PROTECTION device. The Company has received a letter from OSHA confirming that the Full Stop Protector falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC is the only hand-held portable suction system which meets this requirement.

In August 2001, we received our first military order for the RES-Q-VAC from one base location of the US Air Force. We received several small orders from other bases during the past year for RES-Q-VAC under their existing AFMLO/VA contract. The company anticipates additional orders will be placed during Fiscal year 2004.

Management is seeking funds to design a new improved RES-Q-VAC suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also planning to further promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience. We are also jointly developing a dental version of RES-Q-VAC with a specialty distributor in that market.

We have been marketing FREEDOM60 directly to national providers, other distributors, and regional home care agencies. Sales of FREEDOM60 are expected to continue to improve as new pump sales and restocking orders for disposables are received. Furthermore, we are negotiating with a national distributor, which may additionally improve sales potential for the line.

In September 2001, the Company began selling to a major national home care agency and we continued to expand the use of the FREEDOM60 to its regional centers across the country. Currently five centers of the agency are using the FREEDOM60. We have also begun sales into Europe with an Italian master distributor who arranged for CE approval of the FREEDOM60.

Gross profit margin for the year ended February 28, 2003 is 42% which includes an inventory write down of $207,519. Without the inventory write down, the gross profit is 55%. This shows improvement over the previous year's gross profit of 25% primarily due to certain reallocations of expenses and improvements in production efficiencies. Selling, General & Administrative Expenses (SG&A) increased $192,336 year over year from $635,530 to $827,866 primarily as a result of these same reallocations.

Research and development stayed essentially constant decreasing slightly by $566 from $40,835 to $40,269.

LIQUIDITY AND CAPITAL RESOURCES

For the Year Ended February 28, 2003 Net Cash from operations was $18,322 as compared with $(156,595)for the prior year, an improvement of $174,917 due to a reduction in net losses which is a result of effective cost containment activities and the increased sales of our higher margin core products.

At the end of fiscal year 2003, the net working capital decreased to $(72,677) from $183,120 due primarily to adverse cash flow and an increase in payable aging.

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of February 28, 2002, $200,000 has been advanced on the line of credit. In accordance with the agreement the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003.

We negotiated a settlement with a lender that was remitted on October 29, 1999. As part of the agreement, we signed a promissory note for $66,000 that became due through October 2002 only upon the sale of either of our two major product lines. If neither of the two product lines was sold, the note terminated. The note is no longer payable.

We maintained our operations during Fiscal Year 2003 by borrowing $15,000 from the President. We are operating at neutral cash flow and are continuing to increase sales for the FREEDOM60 and RES-Q-VAC, and decreasing material costs. We continue to pursue capital investment through debt or equity. The Company is working with outside distributors to increase market share in the European markets for the RES-Q-VAC, and to introduce the FREEDOM60 into the European market. We are in the process of validating new lower-cost and more efficient vendors for our raw materials, which will assist us in improving and maintaining our margins on our current products.

Accounts Receivable decreased slightly at February 28, 2002 to $184,103 as compared to $195,777 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2003, 62% of Accounts Receivable were current, 28% were at 30-60 days and 10% were over 60 days.

Prepaid expenses and other receivables increased $3,402 from $8,068 to $11,470.

Capital expenditures in 2003 decreased $57,457 to $23,470 as compared to $80,927 in 2002 primarily due to increases in the purchase of new tooling and a new efficient phone system acquired through outside leasing programs which occurred during the previous year. Other assets increased $2,802.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $42,600 for the year ended February 28, 2003. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

SUBSEQUENT EVENTS

On March 13, 2003 we signed a contract with Joint Purchasing Corporation. JPC is a non-profit, health services organization headquartered in New York that helps healthcare providers strengthen their bottom line by assisting in the implementation of cost control and resource management strategies. JPC has approximately 3,500 members and is assisting us to promote our cost saving products to their members.

In April, we signed agreements with an outside salesman to provide field representation to our products, and to a medical consultant who is introducing us to national distributors and buying groups.

On June 10, 2003 we were notified by the US Patent and Trademark Office that our patent for the FULL STOP PROTECTION Device used in our RES-Q-VAC to prevent the spread of disease, was granted and issued with the patent number of 6,575,946.

2002 VS. 2001

For the year ended February 28, 2002 we showed a loss of $386,075 as compared to a loss for the previous year of $104,457. This decline was mainly a result of a decrease in total net sales for the year ended February 28, 2002 due to a reduction in sales for less profitable products.

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

The company has recently added FULL STOP PROTECTION to the RES-Q-VAC, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This new feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens.

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

Gross profit decreased to 25% of net sales for the year ended February 28, 2002 from 38% for the year ended February 28, 2001 primarily as a result of the timing of the recognition of an OEM sale during the year ended February 28, 2001. When excluding this OEM sale for the year ended February 28, 2001, the current gross profit percentage is indicative of our current core business.

Selling, General & Administrative Expenses (SG&A) decreased year over year 2% primarily as a result of a reduction in administrative personnel.

Research and development increased 14% to $40,835 from $35,843 as a result of the use of outside engineering personnel during the year and for final developments on the FULL STOP PROTECTION device for the RES-Q-VAC.

Net loss increased 270% to $386,075 for the year ended February 28, 2002 from $104,457 for the year ended February 28, 2001, primarily as a result of the decrease in net sales for the year ended February 28, 2002.

For the year ending February 28, 2002, one customer's, Timm Medical, sales were 16% of the total sales. Management has been informed that Timm Medical has sufficient inventory on hand to cover sales through September and that future orders will be at a significantly reduced rate. As a result management has decided to shift Company focus to its own proprietary products and markets.

ITEM 7.  FINANCIAL STATEMENTS


              Index to Financial Statements and Supplementary Data
              ----------------------------------------------------

                                                                            Page
                                                                            ----

         Report of Independent Certified Public Accountants ..................19


         Financial Statements:  Balance Sheet, February 28, 2003 .............20


         Statements of Income, For the Years Ended
           February 28, 2003 & February 28, 2002 .............................21


         Statements of Changes in Stockholders' Equity,
           For the Years Ended February 28, 2003 and February 28, 2002 .......22


         Statements of Cash Flows, For the Years Ended
           February 28, 2003 & February 28, 2002 .............................23


         Notes to Financial Statements ..................................24 - 32

                             REPRO-MED SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002

                              ____________________


                              MEYLER & COMPANY, LLC

                          CERTIFIED PUBLIC ACCOUNTANTS

                                  ONE ARIN PARK

                                 1715 HIGHWAY 35

                              MIDDLETOWN, NJ 07748

                              ____________________

                              MEYLER & COMPANY, LLC

                          CERTIFIED PUBLIC ACCOUNTANTS

                                  ONE ARIN PARK

                                 1715 HIGHWAY 35

                              MIDDLETOWN, NJ 07748

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Repro-Med Systems, Inc.

Chester, NY

We have audited the accompanying consolidated balance sheet of Repro-Med Systems, Inc. as of February 28, 2003 and the related statements of operations, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet as of February 28, 2002 and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2002 were audited by Radin, Glass & Co., LLP for which they expressed a qualified opinion in their report dated April 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2003, and the results of its operations and its cash flows for the year then ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations including net losses of $268,190 and $386,075 for the years ended February 28, 2003 and 2002, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Meyler & Company, LLC

June 11, 2003
Middletown, NJ

                             REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                             February 28,
                                                          2003         2002
                                                          ----         ----
CURRENT ASSETS
   Cash ............................................  $    16,738   $    25,670
   Accounts receivable .............................      184,103       195,777
    Inventory ......................................      381,623       600,635
   Prepaid expenses ................................       11,470         8,068
                                                      -----------   -----------
          Total Current Assets .....................      593,934       830,150

PROPERTY AND EQUIPMENT, NET ........................      415,755       467,985
OTHER ASSETS
   Patents, net of amortization of $63,073 and
     $57,698 for 2003 and 2002, respectively .......       35,285        37,854
   Goodwill, net of amortization of $4,088 and
     $3,728 for 2003 and 2002, respectively ........       10,049        10,409
   Investment in securities ........................          801           801
   Security deposits ...............................       54,802        52,000
                                                      -----------   -----------
                                                          100,937       101,064
                                                      -----------   -----------
                                                      $ 1,110,626   $ 1,399,199
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to bank ............................  $   199,461   $   200,000
   Accounts payable ................................      267,634       189,111
   Accrued expenses ................................       44,526       106,511
   Notes payable to related party ..................       84,000        69,000
   Current portion of capital lease obligations ....       26,492        21,646
   Accrued preferred stock dividends ...............        8,000         4,000
    Accrued payroll and related taxes ..............       14,017        34,281
    Current portion of capital gain ................       22,481        22,481
                                                      -----------   -----------
          Total Current Liabilities ................      666,611       647,030

OTHER LIABILITIES
   Capital lease obligations, less current portion .       45,614        55,098
   Deferred capital gain ...........................      337,215       359,695
                                                      -----------   -----------
          Total Liabilities ........................    1,049,440     1,061,823

STOCKHLDERS' EQUITY
   Preferred stock, 8% cumulative, liquidation value
     $100,000, $0.01 par value, 2,000,000 shares
     authorized, 10,000 shares outstanding at
     February 28, 2003 and 2002 ....................          100           100
   Common stock, $0.01 par value, 50,000,000 shares
     authorized, 23,504,000 issued at February 28,
     2003 and 2002 .................................      235,040       235,040
   Additional paid-in capital ......................    2,211,631     2,211,631
   Accumulated deficit .............................   (2,243,585)   (1,967,395)
                                                      -----------   -----------
                                                          203,186       479,376
          Less: Treasury stock, 2,275,000 shares
            at cost at February 28, 2003 and 2002 ..     (142,000)     (142,000)
                                                      -----------   -----------
          Total Shareholders' Equity ...............       61,186       337,376
                                                      -----------   -----------
                                                      $ 1,110,626   $ 1,399,199
                                                      ===========   ===========
   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                                                       For the Years Ended
                                                           February 28,
                                                           ------------
                                                       2003             2002
                                                       ----             ----

NET SALES ......................................   $  1,656,553    $  1,758,904

COSTS AND EXPENSES
   Cost of goods sold ..........................        959,538       1,330,960
   Selling, general and administrative .........        827,866         635,530
   Research and development ....................         40,269          40,835
   Stock based compensation ....................              -          41,000
   Depreciation and amortization ...............         81,435          84,839
                                                   ------------    ------------

          Total Costs and Expenses .............      1,909,108       2,133,164
                                                   ------------    ------------

NET OPERATING LOSS .............................       (252,555)       (374,260)

OTHER INCOME (EXPENSE)
   Interest and other income ...................         11,648           9,009
   Interest expense ............................        (26,483)        (20,252)
                                                   ------------    ------------

          Total Other Expenses .................        (14,835)        (11,243)
                                                   ------------    ------------

NET LOSS BEFORE TAXES ..........................       (267,390)       (385,503)
STATE INCOME TAXES .............................            800             572
                                                   ------------    ------------

NET LOSS .......................................   $   (268,190)   $   (386,075)
                                                   ============    ============

NET LOSS PER COMMON SHARE
   Basic and diluted ...........................   $       (0.1)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....     23,504,000      23,504,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                 REPRO-MED SYSTEMS, INC.

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                     For the Years Ended February 28, 2003 and 2002


                    Preferred Stock          Common Stock          Paid-in      Accumulated     Treasury
                   Shares     Amount      Shares       Amount      Capital        Deficit         Stock         Total
                   ------    -------    ----------    --------    ----------    -----------     ---------     ---------
Balance
February 28,
2001 ..........    10,000    $   100    23,504,000    $235,040    $2,211,631    $(1,569,320)    $(142,000)    $ 735,451

Preferred stock
dividend ......         -          -             -           -             -        (12,000)            -       (12,000)

Net loss for
the year ended
February 28,
2002 ..........         -          -             -           -             -       (386,075)            -      (386,075)
                   ------    -------    ----------    --------    ----------    -----------     ---------     ---------
Balance
February 28,
2002 ..........    10,000    $   100    23,504,000    $235,040    $2,211,631     (1,967,395)     (142,000)      337,376

Preferred stock
dividend ......         -          -             -           -             -         (8,000)            -        (8,000)

Net loss for
the year ended
February 28,
2003 ..........         -          -             -           -             -       (268,190)            -      (268,190)
                   ------    -------    ----------    --------    ----------    -----------     ---------     ---------
Balance
February 28,
2003 ..........    10,000    $   100    23,504,000    $235,040    $2,211,631    $(2,243,585)    $ 142,000     $  61,186
                   ======    =======    ==========    ========    ==========    ===========     =========     =========


                       The accompanying notes are an integral part of these financial statements.

                                                           22

                             REPRO-MED SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                              February 28,
                                                              ------------
                                                            2003         2002
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ............................................  $(268,190)  $(386,075)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Stock based compensation ........................          -      41,000
       Depreciation and amortization ...................     81,435      84,839
       Deferred capital gain - building lease ..........    (22,481)    (22,481)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable .................     11,674      13,879
       Decrease (increase) in inventory ................    219,012     (13,769)
       (Increase) decrease in prepaid expenses .........     (3,402)     26,680
       Increase in accounts payable ....................     78,523      86,974
       Increase in preferred stock dividend ............      4,000           -
       Decrease in accrued payroll and related taxes ...    (20,264)          -
       (Decrease) Increase in accrued expenses .........    (61,985)     12,358
                                                          ---------   ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .     18,322    (156,595)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .................    (23,470)    (80,927)
   Increase in security deposits .......................     (2,802)          -
   Additional patent costs .............................     (2,807)          -
   Decrease in other assets ............................          -       1,012
                                                          ---------   ---------
   NET CASH USED IN INVESTING ACTIVITIES ...............    (29,079)    (79,915)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to bank ..................          -     130,000
   Repayment of note payable to bank ...................       (539)          -
   Preferred stock dividends ...........................     (8,000)    (12,000)
   Proceeds from note payable to related party .........     15,000      69,000
   Payments, incurred obligations on
     capitalized lease obligations .....................     (4,636)     39,714
                                                          ---------   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      1,825     226,714
                                                          ---------   ---------
   NET DECREASE IN CASH AND CASH EQUIVALENTS ...........     (8,932)     (9,796)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ............     25,670      35,466
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ..................  $  16,738   $  25,670
                                                          =========   =========
Supplemental Disclosures of Cash Flow Information:

   Interest paid .......................................  $  20,061   $  20,252
   Income taxes ........................................          -         572

   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 2003 and 2002

NOTE 1   DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND
         MANAGEMENT'S PLANS

         THE COMPANY AND NATURE OF BUSINESS

         Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980 under the laws of the State of New York. The Company was organized to engage in the research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

         GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS

         As shown in the accompanying financial statements, the Company incurred a net loss of $268,190 and $386,075 during the years ended February 28, 2003 and 2002, respectively, and has an accumulated deficit of $2,243,585. Additionally, for the year ended February 28, 2003 the Company had a negative working capital $72,677. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets for its RES-Q-VAC and Freedom 60 products. However, even if the Company does raise capital through debt or equity channels or increases its sales through new marketing strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         INVENTORY

         Inventories consist primarily of purchased parts and assembled units and are stated at the lower of cost (first-in, first-out) or market value.

         PATENTS

         Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At February 28, 2003, the Company has net operating loss carry forwards of approximately $1,696,000 which expire through 2022. Based on the fact that the Company has generated significant operating losses, a deferred tax asset of approximately $790,000 has been offset by a valuation allowance of $790,000.

         PROPERTY AND EQUIPMENT AND DEPRECIATION

         Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

         NET LOSS PER COMMON SHARE

         The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion is anti-dilutive.

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock,

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

         STOCK-BASED COMPENSATION (Continued)

         employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

         NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which will become effective for the Company in 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

         NEW ACCOUNTING PRONOUNCEMENTS (Continued)

         include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

         The Company has adopted SFAS No. 144 effective March 1, 2002. The adoption of the new statement will not have a significant impact on the Company's financial statements.

NOTE 3   INVENTORY

         Inventory at February 28 consists of the following:

                                             2003      2002
                                             ----      ----
                    Raw material .......   264,943   315,808
                    Work in progress ...    29,573   185,474
                    Finished goods .....    87,107    99,353
                                           -------   -------
                                           381,623   600,635
                                           =======   =======

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment at February 28, consist of the following:

                                                                      Estimated
                                                                       Useful
                                                 2003        2002       Lives
                                                 ----        ----     ---------
         Furniture and office equipment        $331,803    $331,803    5 years
         Manufacturing equipment and tooling    867,969     844,499   7-12 years
                                              ---------   ---------
                                              1,199,772   1,176,302
         Less: accumulated amortization and
               depreciation                    (784,017)   (708,317)
                                              ---------   ---------
         Property and Equipment, Net           $415,755    $467,985
                                              =========   =========
NOTE 5   MARKETABLE SECURITIES

         Companies are required to classify each of their investments into one of three categories, with different accounting for each category. At February 28, 2003, management has classified all their equity securities consisting of shares of common stock of one marketable equity security, as long term investments, which are reported at cost whose market value is not substantially different.

NOTE 6   NOTE PAYABLE TO BANK

         The Company has a demand note with a local financial institution in the amount of $199,461. The note bears interest at the rate of 5.25% and is secured by the Company's assets as well as personal guarantees of the President and a Company Director. The note is due June 30, 2003.

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 7   RELATED PARTY TRANSACTIONS

         NOTE PAYABLE TO RELATED PARTY

         The President of the Company has advanced the Company $84,000 under a demand loan which bears interest at the rate of 8%. The note has been approved by the Board of Directors.

         LEASED AIRCRAFT

         The Company leases an aircraft from a company controlled by the President. The lease payment aggregated $22,500 and $21,500 for the years ended February 28, 2003 and 2002 respectively. The original lease agreement expired and the Company is on a month to month basis for rental payments.

NOTE 8   CAPITAL LEASE OBLIGATIONS

         During the year ended February 28, 2003 the Company obtained various pieces of equipment under capital leases expiring through April 2008. The assets and liabilities under these capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

         As of February 28, 2003, minimum future lease payments under these capital leases are:
                                                  For the
                                                Years Ending
                                                February 28,         Amount
                                                -----------          ------
                                                    2004             $35,823
                                                    2005              27,199
                                                    2006              21,040
                                                    2007              13,232
                                                    2008                 857
                                                                     -------
         Total minimum lease payments (forward)                      $98,151
                                                                     =======

                                                         For the Year Ended
                                                             February 28
                                                             -----------
                                                          2003        2002
                                                          ----        ----
         Total minimum lease payments (forward)          $98,151    $103,654
         Less: amounts representing interest              26,045      26,910
                                                         -------    --------
               Net minimum lease payments                 72,106      76,744
         Less: current portion                            26,492      21,646
                                                         -------    --------
         Long-term portion                               $45,614    $ 55,098
                                                         =======    ========

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 9   STOCKHOLDERS' EQUITY

         On February 2, 1993, the company issued and sold 10,000 shares of $0.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. As of February 28, 2003, the Convertible Cumulative Preferred Stock can be converted to 250,000 shares of common stock at the conversion price of $0.40 per share. Dividends of $8,000 were paid through February 28, 2002 and an additional $4,000 was accrued on the Balance Sheet. The dividend for the year ending February 28, 2003 has not been paid and has been accrued. On October, 31, 1996, the Company purchased, in a private offering, 275,000 shares of common stock at a price of $0.08 per share or a total of $22,000.

         On September 10, 1996, the Company purchased, in a private offering, 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. The 2,275,000 shares redeemed were previously restricted in part as to their sale under "Rule 144" of the Securities and Exchange Act. The 2,000,000 shares redeemed are subject to a ten year voting agreement dated June 30, 1992 under which Mr. Andrew I. Sealfon, President and Chairman of Repro-Med, has the exclusive right to vote all the shares covered under the voting agreement. The 2,000,000 shares redeemed on September 10, 1996, while held by the Company, were voted exclusively by Mr. Sealfon until June 30, 2002 as required by the voting trust. Treasury Stock shares may be sold at a future time or held by the Company for corporate use.

NOTE 10  STOCK OPTIONS

         On March 1, 1995, the board of Directors approved two incentive stock options programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options; within the meaning of Section 422A of the Internal Revenue Code. During the year ended February 28, 2002, 400,000 options were granted to employees and 190,000 were granted to Directors, 100,000 to a new Director and 30,000 each to the three Directors that were members of the board for the year ended February 28, 2001. The employee options vest over a period of five years beginning one year from the grant date and are exercisable until one year from the date all options have vested. The 90,000 Director's options are exercisable immediately while the 100,000 options for the new Director are exercisable in the same manner as the employee options. All options were issued at fair market value on the date the options were granted.

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 10  STOCK OPTIONS (CONTINUED)

         Stock option activity for the years February 28, 2003 and 2002 is summarized as follows:

         QUALIFIED OPTIONS
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------
         Outstanding at February 28, 2001       2,400,000     $0.09
           Granted                                690,000      0.20
           Exercised                                    -         -
           Expired or cancelled                         -         -
                                                ---------     -----
         Outstanding at February 28, 2002       3,090,000     $0.11
           Granted                                      -         -
           Exercised                                    -         -
           Expired or cancelled                   100,000         -
                                                ---------     -----
         Outstanding at February 28, 2003       2,990,000     $0.10
                                                =========     =====

         NON-QUALIFIED OPTIONS
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------
         Outstanding at February 28, 2001       1,135,000     $0.30
           Granted                                      -         -
           Exercised                                    -         -
           Expired or cancelled                  (500,000)        -
                                                ---------     -----
         Outstanding at February 28, 2002         635,000     $0.38
                                                ---------     -----
           Granted                                      -         -
           Exercised                                    -         -
           Expired                                250,000         -
                                                ---------     -----
         Outstanding at February 28, 2003         385,000     $0.18
                                                =========     =====

         Information at date of issuance, regarding stock option grants for the year ended February 28, 2002 is as follows:

                                                             Weighted   Weighted
                                                             Average    Average
                                                             Exercise    Fair
                                                 Shares       Price      Value
                                                 ------      --------   --------
         Year ended February 28, 2002                   -     $   -          -
           Exercise price exceeds market price          -         -          -
           Exercise price equals market price     690,000       .20        .13

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 10  STOCK OPTIONS (CONTINUED)

         No options were granted during the year ended February 28, 2003.

         For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended February 28, 2002: annual dividends of $0.00, expected volatility of 97% at February 28, 2002 risk-free interest rate of 5.75% and expected life of three years for all grants. The Company did not grant any options during the year ended February 28, 2003.

         If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net (loss) and income per share for the years ended February 29, 2002 would have been approximately ($469,124) and ($.02).

         The non-qualified stock options outstanding are partially vested. The compensation expense attributed to the issuance of these stock options has been amortized and expensed over 24 months. The compensation expense was fully amortized during the year ended February 28, 2002. These stock options are exercisable for three years from the grant date. The employee options are exercisable for ten years from the grant date and vest over three years. As of February 28, 2003, 2,200,000 of these stock options were vested or earned.

         The following table summarizes information about options outstanding and exercisable at February 28, 2003:

                                                   Outstanding
                                     ----------------------------------------
                                                    Weighted        Weighted
                                                     average        average
                                                    remaining       exercise
                                       Shares     life in years      price
                                       ------     -------------     ---------
         Range of exercise prices
            $.01 to $.10             2,285,000        2.71           $0.08
            $.11 to $.80             1,190,000        1.60            0.22
                                     ---------
                                     3,475,000
                                     =========

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

         On February 25, 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of 20 years. The leaseback has been accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

                             REPRO-MED SYSTEMS, INC.

                           February 28, 2003 and 2002

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE (CONTINUED)

         At February 28, 2003 the future minimum rental payments are:

                       Year              Minimum Rental Payments
                       ----              -----------------------
                       2004                  $  120,000
                       2005                     120,000
                       2006                     120,000
                       2007                     120,000
                thereafter                   $1,565,000
                                             ----------
                                             $3,048,000
                                             ==========

         Rent expense for the year ended February 28, 2003 aggregated $120,000.

         In March 2003, the company negotiated with the landlord to utilize $27,500 of the security deposit (currently held by the landlord) to pay for March and April 2003 rent. The agreement provides for replenishment within 90 days.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework approximately 19,500 units of its product for a customer order which was completed in prior years. The total product cost of the order approximates $400,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth-certain information with respect to the Executive Officers and Directors:

         Name                      Age        Position/Held Since
         ----                      ---        -------------------

         Andrew I. Sealfon         57         President 1980,
                                              Treasurer 1983,
                                              Chairman 1989,
                                              Director 1980,
                                              CEO 1986

         Paul Mark Baker           53         Director 1991

         Nathan Blumberg           68         Director 2000

         Joseph Rosen              53         Director 2001

         Remo Spagnoli             74         Director 1993

         Joseph Drohan             50         Director 2002

         David Florman             49         Director 2002

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

Mr. Rosen was a principal of Kuala Medical, a public health care company which services the nursing, home care and infusion markets. Mr. Rosen has extensive experience in the management and operation of medical companies as well as real estate interests.

Mr. Spagnoli is a principal founder and past President and Chairman of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment. Mr. Spagnoli presently consults for CRS, Inc.

Mr. Drohan is the President and Co-Founder of Healthwave, Inc., healthcare technology and services company, located in Long Island, New York. He held several positions with the North Shore Long Island Jewish Health System and has been a Director for various health organizations.

Mr. Florman is currently employed by Empire Blue Cross Blue Shield of New York as the Senior Vice President of Medical Delivery and Medicare Risk. He has held various positions with Aetna US Healthcare, Inc. as well.

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $133,909 in salary from Repro-Med during the fiscal year ended February 28, 2003. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation

 Name & Position            Year        Salary         Other *
 ---------------            ----        ------         -------

 Andrew I. Sealfon,         2003      $133,909**            -
          President         2002      $129,750         $6,000
                            2001      $129,750         $6,000

* Other compensation includes car allowance and $6,000 for rental of lab facilities ($2,500 was accrued at year-end FY2002).

** The increase in paid salary from 2002 was the result in a change in payroll cycles for management employees from bi-weekly to semi-monthly that had the effect of accelerating one pay period. As of February 28, 2003, nominal salary remained unchanged from prior years.

Table of aggregated options exercised in the fiscal year and option values at year-end February 2003:
                                                            Value of
                                           Number of       Unexercised
                                          Unexercised      In-the-Money
                   Shares                  Options at        Options
                  Acquired                  Year-end       at Year-end
   Name of           On        Value      Exercisable /    Exercisable/
  Individual      Exercise    Realized    Unexercisable    Unexercisable
  ----------      --------    --------    -------------    -------------
 A. I. Sealfon
 -------------
 Exercisable          0           0         1,500,000            $0
 Unexercisable        0           0                 0            $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2003, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

 Name of Principal Shareholders       Number of       Percent
 and Identity of Group               Shares Owned     Of Class     Notes:
 ---------------------               ------------     --------     ------

 Andrew I. Sealfon*                    6,567,250        31%        1,2,6

 Dr. Paul Mark Baker                   1,284,000         5%        6

 Dr. Nathan Blumberg                     180,000         0%        5,6

 Joseph Rosen                            100,000         0%        6

 Remo Spagnoli                         1,375,950         6%        3,4,6

  All Directors and Officers           9,507,200        42%        7
 as a Group (5 Persons)

*Andrew I. Sealfon is deemed a "parent" and a "promoter" of Repro-Med Systems, Inc. as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Under the terms of a voting agreement dated June 30, 1992, Messrs. Sealfon and Zorgniotti agreed to vote their shares jointly when voting as stockholders. This agreement which was in effect for 10 years represents 3,571,500 shares previously owned by the Estate of A. Zorgniotti. In 1996, 2,000,000 shares were purchased by Repro-Med Systems, Inc., January 1997, 1,571,500 were purchased in a private transaction by a number of individual investors including at that time an officer and three directors of Repro-Med. This same group purchased 400,000 shares from the estate of A. Zorgniotti in May 1998. These transactions were subject to the voting agreement and resulted in 3,971,500 shares being classified as owned by Mr. Sealfon in prior years. The voting agreement ended June 30, 2003, and these shares are no longer included in Mr. Sealfon's reported holdings.

(3) Includes 477,000 shares of Common Stock owned by six members of Mr. Spagnoli's family.

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. For fiscal 2003, $8,000 in preferred stock dividends has been accrued on the balance sheet. The preferred stock can be redeemed for 250,000 shares of Repro-Med common stock at $0.40 per share. Consequently, 250,000 shares are deemed beneficially owned by Mr. Spagnoli and included above.

(5) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 250,000 shares of stock in exchange for services rendered.

(6) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems, Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. Options for 100,000 shares are awarded to each Director upon signing on as a Director. Options for 30,000 shares were issued to Dr. Blumberg, Dr. Baker and Ray Spagnoli for their efforts during the fiscal year ended February 28, 2001.

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

All new directors were granted an option for 100,000 shares at an exercise price of $.25 per share during the fiscal year 2002, which are vested at 20,000 options per year for five years. The Company is requesting each of said directors to file an SEC Form 3 with respect to such option grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid in 2003 were $22,500 versus $21,500 paid in 2002. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties. As of February 28, 2003, the Company owes AMI Aviation approximately $3,000 for repairs made to the aircraft during the year (in accordance with the lease agreement).

During 2003, the Company borrowed $15,000 from the President, Andrew Sealfon, under a demand loan with an annual interest rate of 8%. The note has been approved by the Board of Director's.

Messrs. Sealfon and Zorgniotti entered into a ten year voting agreement June 30, 1992 pursuant to which they agreed on their behalf and on behalf of their successors in interest to vote all the shares over which they then had voting control when voting for the election of directors (or as directors when filling vacancies in the board) for persons designated jointly by them with one half or a majority (if there are an odd number of directors) of the designees to be named by Mr. Sealfon and the remainder by Dr. Zorgniotti. The voting agreement further provided for either of them to designate all directors or to determine how all of the shares shall be voted on other matters requiring the approval of stockholders, in the event of the death of the other. Dr. Zorgniotti died July 7, 1994; therefore Mr. Sealfon had the exclusive right to vote all the shares covered under the voting agreement until expiration of the agreement on June 30, 2002.

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

         (10)     Material Contracts:

                  10(c) Voting Agreement for Repro-Med Systems, Inc. Common Stock between Andrew I. Sealfon and Dr. Adrian Zorgniotti(3)

                  10(e)    1995 Stock Option Plan(5)

                  10(f)    1995 Stock Option Plan for Non-Employee Directors(5)

                  10(h)    Sales Representative Agreement(7)

                  10(i)    Termination Agreement(7)

         (21)     Subsidiary of Registrant:

         NONE

(b) REPORTS ON FORM 8-K:

Form 8-K/A, Item 4, Changes in Registrant's Certifying Accountant, incorporated by reference for February 28, 2003 as amended June 11, 2003.
__________

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  June 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                       June 13, 2003
-----------------------------
Andrew I. Sealfon, President,
Treasurer, Chairman of the Board, Director, and
Chief Executive Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                                     June 13, 2003
--------------------------------
Dr. Nathan Blumberg, Director

/s/ Dr. Paul Mark Baker                                     June 13, 2003
--------------------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli                                           June 13, 2003
-------------------------------
Remo Spagnoli, Director

/s/ Joseph Rosen                                            June 13, 2003
-------------------------------
Joseph Rosen, Director

                                  CERTIFICATION

I, Andrew Sealfon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Repro-Med Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows, of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which would adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material; that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003

/s/ Andrew I. Sealfon
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Chief Executive Officer and Chief Financial Officer