Form 10QSB
period 2003-05-31
REPRO MED SYSTEMS INC
filed 2003-07-18
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         ACT OF 1934

         For the quarterly period ended              MAY 31, 2003
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

                    Class                    Outstanding at May 31, 2003
                    -----                    ---------------------------
         Common stock, $.01 par value             23,504,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - May 31, 2003 ..........................  3

         Statements of Operations (Unaudited) - for the Three-Months
         Ending May 31, 2003 and May 31, 2002 ..............................  4

         Statements of Cash Flow (Unaudited) - for the Three-Months
         Ending May 31, 2003 and 2002 ......................................  5

         Notes to Unaudited Financial Statements ...........................  6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  6


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .................................................  8

ITEM 2.  Changes in Securities and Use of Proceeds .........................  9

ITEM 3.  Defaults Upon Senior Securities ...................................  9

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  9

ITEM 5.  Other Information .................................................  9

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  9

SIGNATURES .................................................................  9

CERTIFICATION .............................................................. 10

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                                                                      FEBRUARY
ASSETS                                                MAY 31,2003     28, 2003
                                                      -----------   -----------
CURRENT ASSETS
    Cash & Cash Equivalents ........................  $    52,804   $    16,738
    Accounts Receivable, net .......................      190,670       184,103
    Inventory ......................................      360,841       381,623
    Prepaid Expenses ...............................       19,694        11,470
                                                      -----------   -----------
TOTAL CURRENT ASSETS ...............................      624,009       593,934
                                                      -----------   -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ................................    1,200,840     1,199,772
    Less - Accumulated Depreciation ................     (802,239)     (784,017)
                                                      -----------   -----------
    Net Book Value of Equipment ....................      389,601       415,755
    Deposits .......................................       31,302        54,802
    Other Assets ...................................       46,024        46,135
                                                      -----------   -----------
TOTAL EQUIPMENT & OTHER ASSETS .....................      475,927       516,692
                                                      -----------   -----------
TOTAL ASSETS .......................................  $ 1,099,936   $ 1,110,626
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable ...............................  $   257,601   $   267,634
    Note Payable to Related Parties ................      120,000        84,000
    Accrued Expenses ...............................       73,406        66,543
    Note Payable to Bank ...........................      199,461       199,461
    Current Portion Capital Lease Obligations ......       26,492        26,492
    Current Portion Capital Gain ...................       22,481        22,481
                                                      -----------   -----------
    TOTAL CURRENT LIABILITIES ......................      699,441       666,611
                                                      -----------   -----------
OTHER LIABILITIES
    Long-Term Portion
      Capital Lease Obligations ....................       36,602        45,614
    Deferred Capital Gain Income ...................      331,595       337,215
                                                      -----------   -----------
TOTAL LIABILITIES ..................................    1,067,638     1,049,440
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01 Par Value
      Authorized 2,000,000 Issued & Outstanding
      10,000 Shares (liquidation value $100,000) ...         100           100
    Common Stock, $.01 Par Value, Authorized
      50,000,000 Shares, Issued & Outstanding
      23,504,000(Includes 2,275,000 in Treasury
      Shares) Respectively at May 31 and
      February 28, 2003 ............................      235,040       235,040
    Additional Paid-in Capital .....................    2,211,631     2,211,631
    Accumulated Deficit ............................   (2,272,473)   (2,243,585)
    Treasury Stock at Cost .........................     (142,000)     (142,000)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' EQUITY .........................       32,298        61,186
                                                      -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........  $ 1,099,936   $ 1,110,626
                                                      ===========   ===========

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                      FOR THE 3 MONTHS ENDED
                                                    MAY 31,2003     MAY 31,2002
                                                    -----------     -----------
SALES

Net Sales ......................................     $  429,501      $  435,242


COST AND EXPENSES

  Cost of Goods Sold ...........................        198,645         317,264
  Selling, General & Administrative Expenses ...        221,939         138,562
  Research and Development .....................          8,680           5,413
  Depreciation and Amortization ................         19,734          21,588
                                                     ----------      ----------
TOTAL COST AND EXPENSES ........................        448,998         482,827
                                                     ----------      ----------


LOSS FROM OPERATIONS ...........................        (19,497)        (47,585)

Non-Operating Income (Expense)

  Interest (Expense) ...........................         (8,797)         (6,992)
  Interest & Other Income ......................            237           5,103
                                                     ----------      ----------
                                                         (8,560)         (1,889)
                                                     ----------      ----------


LOSS BEFORE INCOME TAXES .......................        (28,057)        (49,474)


  Provision for Income Taxes ...................           (831)           (702)
                                                     ----------      ----------

NET LOSS AFTER TAXES ...........................        (28,888)        (50,176)
                                                     ==========      ==========

NET LOSS PER COMMON SHARE

  Basic ........................................         ($0.01)         ($0.01)
  Diluted ......................................         ($0.01)         ($0.01)

Average Common Shares Outstanding ..............     23,504,000      23,504,000


                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                      FOR THE THREE MONTHS ENDED
                                                      MAY 31, 2003  MAY 31, 2002
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .........................................    ($28,888)     ($50,176)
Adjustments to reconcile net (loss) to cash
 used in operating activities:
     Depreciation and Amortization .................      19,734        21,588
     Capital Gain - building lease .................      (5,620)       (5,621)
     Decrease (Increase) in Accounts Receivable ....      (6,567)       22,210
     Decrease (Increase) in Inventories ............      20,782        39,025
     Increase in Prepaid Expenses ..................      (8,224)       (5,420)
     Decrease (Increase) in Accounts Payable .......     (10,033)        9,244
     Increase in Accrued Expenses ..................       6,863         8,342
                                                        --------      --------
NET CASH (USED IN) PROVIDED BY OPERATIONS ..........     (11,953)       39,192

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in Security Deposit ..................      23,500             0
     Capital Expenditures ..........................      (2,468)      (20,018)
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       21,032       (20,018)
                                                        --------      --------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
     Increase in Notes Payable to Related Parties ..      36,000             0
     Payments, Increased Obligations on
       Capitalized Leases ..........................      (9,012)       10,460
                                                        --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      26,988        10,460
                                                        --------      --------

NET INCREASE IN CASH ...............................      36,067        29,634

Cash and Cash Equivalents -- Beginning of Period ...      16,738        25,669
                                                        --------      --------
Cash and Cash Equivalents -- End of Period .........    $ 52,805      $ 55,303
                                                        ========      ========
Supplemental disclosures of Cash Flow Information:

     Interest ......................................    $  8,797      $  6,992
     Income Taxes ..................................         831           702


                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended February 28, 2003 included in the Form 10-KSB for the year then ended.

As shown in the accompanying interim financial statements, the Company incurred a net loss of $28,888 during the three months ended May 31, 2003. The Company intends to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2003, and the results of operations and cash flows for the three-month periods ended May 31, 2003 and 2002 have been included.

The results of operations for the three-month period ended May 31, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2003.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

DEBT

As of May 31, 2003, we have an outstanding balance of $199,461 on our bank line of credit. The line agreement officially ended on June 30, 2001 but the bank renewed the line verbally through June 30, 2003 and we are requesting the bank to continue the line with a six-month extension.


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

THREE MONTHS ENDED MAY 31, 2003 AND 2002

Net sales overall decreased 1.3% from $435,242 (2002) to $429,501 (2003). The reduced sales were partially offset by a $28,347 increase in OEM sales compared to the first quarter of 2002. Sales of our core products decreased 3.1% quarter over quarter ended May 31, 2003, with our Freedom60 sales increasing by 22.1% and RES-Q-VAC sales decreasing slightly by 7.4%. With more than 60% of RES-Q-VAC sales coming from exports, this slight decrease is attributed to softening of the world economic markets and also a back order situation for our sterile product.

Gross profit increased to 54% of net sales in 2003 from 27% in 2002 primarily due to certain reallocations of expenses and improvements in production efficiencies.

Selling, general and administrative expense increased by $83,377 in 2003 from $138,562 in 2002 primarily as the result of these same reallocations.

Research and development expenses increased $3,267 from 2002 to 2003.

Depreciation and amortization expense decreased somewhat period over period as certain equipment became fully depreciated.

Interest expense increased 72.4% as a result of an increase in loans by related parties to the Company and additional capitalized leases.

Other income decreased by $4,866 due to refunds received during FY2003 for expenses from a prior year and which did not recur during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of May 31, 2003, $199,461 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. The bank has assured the Company that if the line is not renewed, there will be no requirement for immediate repayment of the line.

Quarter over quarter ending May 2003 the losses from Operations decreased 59% from $47,586 for the Quarter ending May 2002 to $19,497 for the current quarter. This decrease is due to increased sales of our higher margin products, and the implementation of cost controls.

We continue to work towards positive cash flow and have several opportunities to improve sales of our key products, RES-Q-VAC and Freedom60. On March 13, 2003, we signed a contract with Joint Purchasing Corporation. JPC is a non-profit, health services organization headquartered in New York that helps healthcare providers strengthen their bottom line by assisting in the implementation of cost control and resource management strategies. JPC has approximately 3,500 members and is assisting us in promoting our cost saving products to their members.

In April, we signed agreements with an outside salesman to provide field representation for our products and with a medical consultant who is introducing us to national distributors and buying groups. As a result of these activities, an agreement with a national distributor, Sammons Preston Rolyan has been signed for Freedom60, RES-Q-VAC and our Gyneco products. Also, during this quarter an agreement was signed with one of our vendors to license, sell and promote the Freedom60 as well as securing potential investment in the Company. We are anticipating agreements with several additional national distributors and Group Purchasing Organizations.

Our distributor in Europe, Gama Sanitos, is actively engaged in establishing the Freedom60 as the device of choice for the treatment of post operative pain control throughout Europe. We are exploring the potential of this market in domestic market. Gama Sanitos is also jointly developing a variable rate flow controller with us which will enhance the operation of the Freedom60 as well as have uses on other pressurized pump systems, as well as providing support for Freedom60 in the chemotherapy market.

We continue to pursue capital investment through debt or equity to increase our marketing and sales, and to enhance our existing products as well as new line additions.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2003.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K

         Form 8-K/A, Item 4, Changes in Registrant's Certifying Accountant, incorporated by reference dated February 28, 2003, as amended July 14, 2003.

         Form 8-K, Item 9, Regulation FD Disclosure, incorporated by reference dated May 12, 2003.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

                             REPRO-MED SYSTEMS, INC.

Date: July 18, 2003          /s/ Andrew I. Sealfon
                             ---------------------
                             Andrew I. Sealfon, President, Treasurer,
                             Chairman of the Board, Director,
                             Chief Executive Officer and Chief Financial Officer

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

Date: July 18, 2003

/s/Andrew I. Sealfon
--------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Chief Executive Officer and Chief Financial Officer