Form 10QSB
period 2003-08-31
REPRO MED SYSTEMS INC
filed 2003-10-20
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             ACT OF 1934

         For the quarterly period ended              AUGUST 31, 2003
                                                     ---------------

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

                  Class                       Outstanding at Aug. 31, 2003
                  -----                       ----------------------------
       COMMON STOCK, $.01 PAR VALUE                23,504,000 SHARES

                             Repro-Med Systems, Inc.
                                Table of Contents


Part I                                                                      PAGE
                                                                            ----
Item 1.  Financial Statements
         Balance Sheet (Unaudited) - August 31, 2003 and
         February 28, 2003 (Audited) ..........................................3

         Statements of Operations (Unaudited) - for the three-months and six months ending August 31, 2003 and August 31, 2002 ................4

         Statements of Cash Flow (Unaudited) - for the six months
         ending August 31, 2003 and 2002 ......................................5

         Notes to Unaudited Financial Statements ..............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................7

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

Item 3.  Defaults Upon Senior Securities ......................................9

Item 4.  Submission of Matters to a Vote of Security Holders ..................9

Item 5.  Other Information ...................................................10

Item 6.  Exhibits and Reports on Form 8-K ....................................10

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                      August 31,    February 28,
                                                        2003            2003
ASSETS                                               (Unaudited)     (Audited)
CURRENT ASSETS                                       -----------    -----------
    Cash & Cash Equivalents ......................   $    38,623         16,738
    Accounts Receivable, net .....................       198,166        184,103
    Inventory ....................................       389,584        381,623
    Prepaid Expenses & Other Receivables .........        16,673         11,470
                                                     -----------    -----------
TOTAL CURRENT ASSETS .............................       643,046        593,934
                                                     -----------    -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ..............................     1,204,682      1,199,772
    Less - Accumulated Depreciation ..............      (820,775)      (784,017)
                                                     -----------    -----------
    Net Book Value of Equipment ..................       383,907        415,755
    Deposits .....................................        31,302         54,802
    Other Assets .................................        48,392         46,135
                                                     -----------    -----------
TOTAL EQUIPMENT & OTHER ASSETS ...................       463,601        516,692
                                                     -----------    -----------
TOTAL ASSETS .....................................   $ 1,106,647    $ 1,110,626
                                                     ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable .............................   $   317,510        267,634
    Notes Payable to Related Parties .............       125,000         84,000
    Accrued Expenses .............................        68,982         66,543
    Accrued Salaries and Wages ...................        33,962             --
    Bank Line of Credit Payable ..................       199,461        199,461
    Current Portion of Leases Payable ............        27,357         26,492
    Current Portion Capital Gain .................        22,481         22,481
                                                     -----------    -----------
    Total Current Liabilities ....................       794,753        666,611
                                                     -----------    -----------
OTHER LIABILITIES
    Long-Term Portion of Leases Payable ..........        29,114         45,614
    Deferred Capital Gain Income .................       325,975        337,215
                                                     -----------    -----------
TOTAL LIABILITIES ................................     1,149,842      1,049,440
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
    Outstanding 10,000 Shares
      (liquidation value $100,000) ...............           100            100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, Issued &
    Outstanding 23,504,000(Includes 2,275,000
      of Treasury Shares) Respectively ...........       235,040        235,040
    Additional Paid-in Capital ...................     2,211,631      2,211,631
    Accumulated Deficit ..........................    (2,347,966)    (2,243,585)
    Treasury Stock at Cost .......................      (142,000)      (142,000)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .......................       (43,195)        61,186
                                                     -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........   $ 1,106,647    $ 1,110,626
                                                     ===========    ===========

            See Accompanying Notes to Unaudited Financial Statements

                                   REPRO-MED SYSTEMS, INC.
                                  STATEMENTS OF OPERATIONS
                                          UNAUDITED

                                   FOR THE 3 MONTHS ENDED        FOR THE 6 MONTHS ENDED
                                 AUG 31, 2003   AUG 31, 2002   AUG 31, 2003   AUG 31, 2002
                                 ------------   ------------   ------------   ------------
SALES

Net Sales of Products .........  $    379,694   $    451,840   $    809,195   $    887,082

COST AND EXPENSES

  Cost of Goods Sold ..........       181,427        303,953        380,072        621,218
  Selling, General &
     Administrative Expenses ..       230,503        134,509        452,442        273,071
  Research and Development ....        11,757          5,378         20,437         10,791
  Depreciation and Amortization        20,077         19,913         39,811         41,501
                                 ------------   ------------   ------------   ------------
TOTAL COST AND EXPENSES .......       443,764        463,753        892,762        946,581
                                 ------------   ------------   ------------   ------------


(LOSS) FROM OPERATIONS ........       (64,070)       (11,913)       (83,567)       (59,499)

Non-Operating Income (Expense)
  Interest (Expense) ..........        (7,581)        (6,329)       (16,378)       (13,321)
  Interest & Other Income .....           158            358            395          5,461
                                 ------------   ------------   ------------   ------------
                                       (7,423)        (5,971)       (15,983)        (7,860)
                                 ------------   ------------   ------------   ------------


(LOSS) BEFORE INCOME TAXES ....       (71,493)       (17,884)       (99,550)       (67,359)

  Provision for Income Taxes ..             0              0           (831)          (702)
                                 ------------   ------------   ------------   ------------
NET (LOSS) AFTER TAXES ........       (71,493)       (17,884)      (100,381)       (68,061)
                                 ============   ============   ============   ============
(LOSS) PER COMMON SHARE

  Primary .....................        ($0.01)        ($0.01)        ($0.01)        ($0.01)
  Fully Diluted ...............        ($0.01)        ($0.01)        ($0.01)        ($0.01)

Average Common Shares
  Outstanding .................    23,504,000     23,504,000     23,504,000     23,504,000


                       See Accompanying Notes to Financial Statements

                                              4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                                         AUGUST 31,   AUGUST 31,
                                                           2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ...........................................   ($100,381)    ($68,061)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Depreciation and Amortization ......................      39,811       41,501
  Capital Gain - Building Lease ......................     (11,240)     (11,240)
  Decrease (Increase) in Accounts Receivable .........     (14,063)      59,505
  Decrease (Increase) in Inventory ...................      (7,961)      57,019
  (Decrease) Increase in Accrued Salaries
     and Wages .......................................      33,962
  Increase in Prepaid Expenses .......................      (5,203)     (18,491)
  (Decrease) Increase in Accounts Payable ............      49,876       35,599
  (Decrease) Increase in Accrued Expenses ............       2,439      (26,295)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS ............     (12,760)      69,537
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit .......................      23,500            -
  Capital Expenditures ...............................     (10,220)     (21,968)
                                                         ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......      13,280      (21,968)
                                                         ---------    ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Increase in Notes Payable to Related Parties .......      41,000       15,000
  Preferred Stock Dividend ...........................      (4,000)      (4,000)
  Payments, Increased Obligations on
     Capitalized Leases ..............................     (15,635)       4,546
                                                         ---------    ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES ...........      21,365       15,546
                                                         ---------    ---------

NET INCREASE IN CASH .................................      21,885       63,115

Cash and Cash Equivalents, beginning of period .......      16,738       25,670
Cash and Cash Equivalents, end of period .............   $  38,623    $  88,785


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest ...........................................      16,378       13,321
                                                         ---------    ---------
  Income Taxes .......................................         831          702
                                                         =========    =========

                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2003 included in the Form 10-KSB for the year then ended.

As shown in the accompanying interim financial statements, the Company incurred a net loss of $100,381 during the six months ended August 31, 2003 and has a negative equity position of $43,195 at August 31, 2003. The Company seeks to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2003, and the results of operations and cash flows for the six month periods ended August 31, 2003 and 2002 have been included.

The results of operations for the six-month period ended August 31, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2003.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

SHORT-TERM FINANCING

As of August 31, 2003, the Company had an outstanding balance of $199,461 on its bank line of credit. The line agreement officially ended on June 30, 2001 but was verbally renewed by the bank through June 30, 2003. The loan is currently due.

LOAN PROGRAM WITH OFFICERS, DIRECTORS AND OTHERS

In April, 2003, the Company offered its officers, directors, employees and others the opportunity to lend the company funds at the rate of 2% over the prime rate charged by the Company's principal bank on the last day of each quarter which is payable quarterly. Additionally, the Company will grant one share of common stock per quarter for each dollar of principal indebtedness on the unpaid principal balance. At June 30, 2003, $25,000 was outstanding under the loan agreements. Accordingly, the Company is obligated to issue 25,000 shares having a market value of $1,250 and record stock-based compensation. The shares due at the date of this report had not been issued, but the stock-based compensation has been recorded.

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

THREE MONTHS ENDED AUGUST 31, 2003 VS. 2002

Sales of products in the Freedom60 line increased 4.7% quarter over quarter ended August 31, 2003. The softening of world economic markets and pressure on domestic municipal budgets continued to affect purchases of Res-Q-Vac, with sales decreasing 29.5% quarter over quarter. The decrease in Res-Q-Vac and non-core product sales was partially offset by a $38,200 increase in OEM sales. Overall, net sales decreased 16% overall to $379,694 (2003) from $451,840 (2002) for the quarter.

Gross profit increased to 52% of net sales in 2003 from 33% in 2002 primarily due to improvements in production efficiencies and reallocation of certain expenses to more accurately reflect actual production costs.

Selling, general and administrative expense increased by $95,994 in 2003 from $134,509 in 2002 primarily as the result of these same reallocations and an increase in sales and marketing expenditures.

Research and development expenses increased $6,379 from 2002 to 2003, again as a result of cost reallocations.

Depreciation and amortization expenses increased slightly during this period reflecting capital equipment purchases and amortization of patent and trademark costs in 2003.

Interest expense increased 19.8% as a result of an increase in loans by related parties to the Company and additional capitalized leases.

SIX MONTHS ENDED AUGUST 31, 2002 VS. 2001

Sales of products in the Freedom60 line increased 12.8% for the six-months ended August 31, 2003 vs. the six-months ended August 31, 2002. Net sales decreased 8.8% overall to $809,195 (2003) from $887,082 (2002) for the six month period, reflecting lower sales of the Company's other core product, Res-Q-Vac, which decreased 18.4% in the same six month period. The decrease in Res-Q-Vac and non-core product sales was partially offset by a $66,600 increase in OEM sales during the six month period.

Gross profit increased to 53% of net sales in 2003 from 30% in 2002 primarily due to improvements in production efficiencies and reallocation of certain expenses to more accurately reflect actual production costs.

Selling, general and administrative expense increased by $179,371 in 2003 from $273,071 in 2002 primarily as the result of these same reallocations and an increase in sales and marketing expenditures.

Research and development expenses increased $9,646 from 2002 to 2003, again as a result of cost reallocations.

Interest expense increased 23% as a result of an increase in loans by related parties to the Company and additional capitalized leases.

Other income decreased by $5,066 due in large part to refunds received during FY2003 for expenses from a prior year and which did not recur during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of August 31, 2003, $199,461 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. The bank has assured the Company that if the line is not renewed, there will be no requirement for immediate repayment of the line.

We continue to work towards positive cash flow and have several opportunities to improve sales of our key products, RES-Q-VAC and Freedom60. In March, 2003, we signed a contract with Joint Purchasing Corporation. JPC is a non-profit, health services organization headquartered in New York that helps healthcare providers strengthen their bottom line by assisting in the implementation of cost control and resource management strategies. JPC has approximately 3,500 members and is assisting us in promoting our cost saving products to their members.

In April, we signed agreements with an outside salesman to provide field representation for our products and with a medical consultant who is introducing us to national distributors and buying groups. As a result of these activities, an agreement with a national distributor, Sammons Preston Rolyan has been signed for Freedom60, RES-Q-VAC and our Gyneco products. Also, during the first quarter an agreement was signed with one of our vendors to license, sell and promote the Freedom60 as well as securing potential investment in the Company. Sammons has introduced us to the largest nursing home provide in the United States who expressed serious interest in our products. We are anticipating agreements with several additional national and regional distributors and Group Purchasing Organizations as well as with several independent representatives.

In August we signed an agreement with Pharmed, a minority owned distributor in the state of Florida, and have trained 17 of their sales staff on the Res-Q-Vac and Freedon60. Pharmed has begun to open the hospital market for the Res-Q-Vac, a new market opportunity for this product line. We also completed an agreement with Trinity Medical Solutions, which services the Veterans Affairs market.

We have trained a new specialty sales group in Freedom60 and plan to begin training a second group in the near future. During a recent visit with one of our new health care providers in Knoxville, TN, we were informed that the continually diminishing reimbursement situation is expected to cause the market to seek out the Freedom60 to sustain their growth and provide quality medical care at affordable cost.

In August, we signed an exclusive marketing agreement with International Products, Inc. (IPI), a Connecticut corporation, for our Gyneco and Masterson product lines. The agreement provides exclusive world-wide marketing rights to IPI for the Gyneco products. We believe that the Masterson Endometrial Biopsy System can be successfully re-introduced into the market with sufficient capital to reposition the product. IPI is also responsible for marketing the Gyneco Thermal Cautery System and both Companies are negotiating with several independent sales groups to access this market.

We are commencing a marketing program for the Res-Q-Vac with our new Full Stop Protection, which prevents the spread of diseases such as HIV/AIDS, SARS, hepatitis, tuberculosis, among others. Recently the Centers for Disease Control
(CDC) has recommended the use of adequate protection when dealing with the SARS virus which is expected to reappear. The filtration capabilities of Full Stop Protection are also incorporated in the OSHA regulations as a requirement under their engineering controls. As far as we know, our Res-Q-Vac is the only such portable suction system to incorporate this technology which is also covered under U.S Patent #6,575,946. With Full Stop Protection, the cost of each individual use of Res-Q-Vac is actually reduced since the filter protects the pump. Competing devices, although less expensive initially, must be disposed of after use, and thus are more costly per use than Res-Q-Vac. With the limited resources available, we are promoting these benefits which we believe make the Res-Q-Vac a desirable and needed product.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2003.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         October 20, 2003
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer