Form 10QSB
period 2003-11-30
REPRO MED SYSTEMS INC
filed 2004-01-20
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             ACT OF 1934

         For the quarterly period ended              NOVEMBER 30, 2003
                                                     -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at November 30, 2003
                 -----                    --------------------------------
      Common stock, $.01 par value               23,554,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - November 30, 2003 and
         February 28, 2003 (Audited) ..........................................3

         Statements of Operations (Unaudited) - for the three-months and nine months ending November 30, 2003 and November 30, 2002 ................4

         Statements of Cash Flow (Unaudited) - for the nine months
         ending November 30, 2003 and 2002 ....................................5

         Notes to Unaudited Financial Statements ..............................6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................7


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings ...................................................10

ITEM 2.  Changes in Securities ...............................................10

ITEM 3.  Defaults Upon Senior Securities .....................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders .................10

ITEM 5.  Other Information ...................................................10

ITEM 6.  Exhibits and Reports on Form 8-K ....................................10

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED
                                                    NOVEMBER 30,    FEBRUARY 28,
                                                        2003            2003
ASSETS                                              (UNAUDITED)       (AUDITED)
CURRENT ASSETS                                      -----------     -----------
    Cash & Cash Equivalents ....................    $    16,907     $    16,738
    Accounts Receivable, net ...................        151,170         184,103
    Inventory ..................................        369,424         381,623
    Prepaid Expenses & Other Receivables .......         26,700          11,470
                                                    -----------     -----------
TOTAL CURRENT ASSETS ...........................        564,201         593,934
                                                    -----------     -----------
EQUIPMENT & OTHER ASSETS
    Total Equipment ............................      1,209,352       1,199,772
    Less - Accumulated Depreciation ............       (839,696)       (784,017)
                                                    -----------     -----------
    Net Book Value of Equipment ................        369,656         415,755
    Deposits ...................................         31,302          54,802
    Other Assets ...............................         50,415          46,135
                                                    -----------     -----------
TOTAL EQUIPMENT & OTHER ASSETS .................        451,373         516,692
                                                    -----------     -----------
TOTAL ASSETS ...................................    $ 1,015,574     $ 1,110,626
                                                    ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable ...........................    $   327,798     $   267,634
    Notes Payable to Related Parties ...........        125,000          84,000
    Accrued Expenses ...........................         47,500          66,543
    Accrued Salaries and Wages .................         41,853              --
    Bank Line of Credit ........................        199,461         199,461
    Current Portion of Leases Payable ..........         25,565          26,492
    Current Portion Capital Gain ...............         22,481          22,481
                                                    -----------     -----------
    TOTAL CURRENT LIABILITIES ..................        789,658         666,611
                                                    -----------     -----------
OTHER LIABILITIES
     Long-Term Portion of Leases Payable .......         22,656          45,614
     Deferred Capital Gain Income ..............        320,355         337,215
                                                    -----------     -----------
TOTAL LIABILITIES ..............................      1,132,669       1,049,440
                                                    ===========     ===========
STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Issued &
      Outstanding 10,000 Shares (liquidation
      value $100,000) ..........................            100             100
    Common Stock, $.01 Par Value, Authorized
      50,000,000 Shares, Issued & Outstanding
      23,554,000 at November 30, 2003 and
      23,504,000 at February, 28, 2003 (Includes
      2,275,000 of Treasury Shares) Respectively        235,540         235,040
    Additional Paid-in Capital .................      2,213,131       2,211,631
    Accumulated Deficit ........................     (2,423,866)     (2,243,585)
    Treasury Stock at Cost .....................       (142,000)       (142,000)
                                                    -----------     -----------
TOTAL STOCKHOLDERS' EQUITY .....................       (117,095)         61,186
                                                    -----------     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......    $ 1,015,574     $ 1,110,626
                                                    ===========     ===========

            See Accompanying Notes to Unaudited Financial Statements

                                       REPRO-MED SYSTEMS, INC.
                                      STATEMENTS OF OPERATIONS
                                              UNAUDITED

                                       FOR THE 3 MONTHS ENDED            FOR THE 9 MONTHS ENDED
                                    NOV 30, 2003     NOV 30, 2002     NOV 30, 2003     NOV 30, 2002
                                    ------------     ------------     ------------     ------------
SALES

Net Sales of Products ..........    $    380,163     $    381,547     $  1,189,358     $  1,268,628


COST AND EXPENSES

  Cost of Goods Sold ...........         178,870          260,148          558,942          883,753
  Selling, General &
         Administrative Expenses         237,012          128,324          689,454          406,175
  Research and Development .....          10,563            5,482           31,000           16,273
  Depreciation and Amortization           20,490           20,160           60,301           59,757
                                    ------------     ------------     ------------     ------------
TOTAL COST AND EXPENSES ........         446,935          414,114        1,339,697        1,365,958
                                    ------------     ------------     ------------     ------------


(LOSS) FROM OPERATIONS .........         (66,772)         (32,567)        (150,339)         (97,330)

Non-Operating Income (Expense)
  Interest (Expense) ...........          (9,133)          (5,158)         (25,511)         (17,821)
  Interest & Other Income ......               5            8,310              400           12,403
                                    ------------     ------------     ------------     ------------

                                          (9,128)           3,152          (25,111)          (5,418)
                                    ------------     ------------     ------------     ------------


(LOSS) BEFORE INCOME TAXES .....         (75,900)         (29,415)        (175,450)        (102,748)

    Provision for Income Taxes .               0                0             (831)              (0)
                                    ------------     ------------     ------------     ------------

NET (LOSS) AFTER TAXES .........         (75,900)         (29,415)        (176,281)        (102,748)
                                    ============     ============     ============     ============
(LOSS) PER COMMON SHARE

  Primary ......................    ($      0.01)    ($      0.01)    ($      0.01)    ($      0.01)
  Fully Diluted ................    ($      0.01)    ($      0.01)    ($      0.01)    ($      0.01)

Average Common Shares
Outstanding ....................      23,554,000       23,504,000       23,529,000       23,504,000

                      See Accompanying Notes to Unaudited Financial Statements
                                                  4

                            REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                   UNAUDITED

                                                      NOVEMBER 30,  NOVEMBER 30,
                                                          2003          2002
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ........................................    ($176,281)    ($102,748)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Stock-Based Interest Payments ...................        2,000            --
  Depreciation and Amortization ...................       60,301        59,757
  Capital Gain - Building Lease ...................      (16,860)      (16,861)
  Decrease (Increase) in Accounts Receivable ......       32,933        13,896
  Decrease (Increase) in Inventory ................       12,199        70,397
  (Decrease) Increase in Accrued Salaries
     and Wages ....................................       41,853            --
  Increase in Prepaid Expenses ....................      (15,230)      (27,260)
  (Decrease) Increase in Accounts Payable .........       60,164        74,649
  (Decrease) Increase in Accrued Expenses .........      (19,044)      (60,727)
                                                       ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS .........      (17,965)       11,103
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit ....................       23,500            --
  Capital Expenditures ............................      (18,481)      (23,470)
                                                       ---------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...        5,019       (23,470)
                                                       ---------     ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Increase in Notes Payable to Related Parties ....       41,000        15,000
  Preferred Stock Dividend ........................       (4,000)       (4,000)
  Payments, Increased Obligations on
     Capitalized Leases ...........................      (23,885)           --
                                                       ---------     ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES ........       13,115        11,000
                                                       ---------     ---------

NET INCREASE IN CASH ..............................          169        (1,367)

Cash and Cash Equivalents, beginning of period ....       16,738        25,670
                                                       ---------     ---------
Cash and Cash Equivalents, end of period ..........    $  16,907     $  24,303
                                                       =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest ........................................       25,511        17,821
  Income Taxes ....................................          831             0

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

As shown in the accompanying interim financial statements, the Company incurred a net loss of $176,281 during the nine months ended November 30, 2003 and has a negative equity position of $117,095 at November 30, 2003. The Company seeks to raise additional capital or financing, to improve their liquidity. These factors create substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2003, and the results of operations and cash flows for the nine month periods ended November 30, 2003 and 2002 have been included.

The results of operations for the nine-month period ended November 30, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2003.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

SHORT-TERM FINANCING

As of November 30, 2003, the Company had an outstanding balance of $199,461 on its bank line of credit. The line agreement officially ended on June 30, 2001 but was verbally renewed by the bank through June 30, 2003. The loan is currently due.

LOAN PROGRAM WITH OFFICERS, DIRECTORS AND OTHERS

In April, 2003, the Company offered its officers, directors, employees and others the opportunity to lend the company funds at the rate of 2% over the prime rate charged by the Company's principal bank on the last day of each quarter which is payable quarterly. Additionally, the Company will grant one share of common stock per quarter for each dollar of principal indebtedness on the unpaid principal balance. At September 30, 2003, $25,000 was outstanding under the loan agreements. Accordingly, the Company is obligated to issue 50,000 shares having a market value of $2,000 and record stock-based compensation. The shares due at the date of this report had not been issued, but the stock-based compensation has been recorded.

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

THREE MONTHS ENDED NOVEMBER 30, 2003 VS. 2002

Overall, net sales for the quarter remained nearly level from 2002 to 2003, with net sales of $380,163 in 2003 compared to net sales of $381,547 in 2002. Sales of products in the Freedom60 line increased 29.2% quarter over quarter ended November, 2003. This increase was offset by softness in world economic markets and pressure on domestic municipal budgets, which continued to affect purchases of Res-Q-Vac, with sales decreasing 8.1% quarter over quarter. A 9.8% increase in the non-core Gyneco product line was matched by decreases in other non-core product line and OEM sales.

Gross profit increased to 52.9% of net sales in 2003 from 31.8% in 2002 primarily due to improvements in production efficiencies and reallocation of certain expenses to more accurately reflect actual production costs.

Selling, general and administrative expense increased by $108,688 in 2003 from $128,324 in 2002 primarily as the result of these same reallocations and an increase in sales and marketing expenditures.

Research and development expenses increased $5,081 from 2002 to 2003, again as a result of cost reallocations.

Depreciation and amortization expenses increased slightly during this period reflecting capital equipment purchases and amortization of patent and trademark costs in 2003.

Interest expense increased as a result of an increase in loans by related parties to the Company and additional capitalized leases.


NINE MONTHS ENDED NOVEMBER 30, 2003 VS. 2002

Sales of products in the Freedom60 line increased 21.9% for the nine-months ended November 30, 2003 vs. the nine-months ended November 30, 2002. Net sales decreased 6.2% overall to $1,189,358 (2003) from $1,268,628 (2002) for the nine-month period, reflecting lower sales of the Company's other core product, Res-Q-Vac, which decreased 16.2% in the same nine-month period. The decrease in Res-Q-Vac and non-core product sales was partially offset by a $58,000 increase in OEM sales during the nine-month period.

Gross profit increased to 53% of net sales in 2003 from 30% in 2002 primarily due to improvements in production efficiencies and reallocation of certain expenses to more accurately reflect actual production costs.

Selling, general and administrative expense increased by $283,279 in 2003 from $406,175 in 2002 primarily as the result of these same reallocations and an increase in sales and marketing expenditures.

Research and development expenses increased $14,727 from 2002 to 2003, again as a result of cost reallocations.

Interest expense increased as a result of an increase in loans by related parties to the Company and additional capitalized leases.

Other income decreased by $4,093 due in large part to refunds received during FY2003 for expenses from a prior year and which did not recur during the current fiscal year.


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

In April, we signed agreements with an outside salesman to provide field representation for our products and with a medical consultant who is introducing us to national distributors and buying groups. As a result of these activities, an agreement with a national distributor, Sammons Preston Rolyan, has been signed for Freedom60, RES-Q-VAC and our Gyneco products. Also, during the first quarter an agreement was signed with one of our vendors to license, sell and promote the Freedom60 as well as securing potential investment in the Company. Sammons has introduced us to the largest nursing home provider in the United States who has expressed serious interest in our products. We are anticipating agreements with several additional national and regional distributors and Group Purchasing Organizations as well as with several independent representatives.

In August we signed an agreement with Pharmed, a minority owned distributor in the state of Florida, and have trained 17 of their sales staff on the Res-Q-Vac and Freedon60. Pharmed has begun to open the hospital market for the Res-Q-Vac, a new market opportunity for this product line. We also completed an agreement with Trinity Medical Solutions, which services the Veterans Affairs market.

We have trained a new specialty sales group in Freedom60. During a recent visit with one of our new health care providers in Knoxville, TN, we were informed that the continually diminishing reimbursement situation is expected to cause the market to seek out the Freedom60 to sustain their growth and provide quality medical care at affordable cost.

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

In the third quarter, we signed marketing agreements with two additional independent sales representatives. We also completed arrangements with one of the nation's largest EMS distributors for a special nationwide sales program to promote our Res-Q-Vac products with Full Stop Protection beginning in early 2004.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2003.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         January 20, 2004
_____________________
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer