Form 10QSB/A
period 2003-11-30
REPRO MED SYSTEMS INC
filed 2004-02-04
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

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

The net loss for the quarter increased to $75,900 in 2003 from a net loss of $29,415 in 2002.

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

The net loss increased to $176,281 for the nine-months ended November 30, 2003 from a net loss of $102,748 for the same period in 2002 due, in part, to the reduction in revenue compared to the same period a year earlier and the addition of a salesperson to the marketing program in calendar 2003.

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

We accepted negative cash flow for this period to enable us to engage a sales consultant and support new sales initiatives. Sales from these activities have begun. We anticipate additional increasing sales resulting from these efforts. Another factor in the negative cash flow was due to lower-than-anticipated international sales. We financed our cash requirements in this period through a combination of a reduction in inventories and accounts receivables, a net increase in payables, a draw against our building deposit (held by the landlord), loans from related parties and a partial deferral of salaries by certain members of senior management.

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

In August we signed an agreement with Pharmed, a minority owned distributor in the state of Florida, and have trained 17 of their sales staff on the Res-Q-Vac and Freedon60. Pharmed has begun to open the hospital market for the Res-Q-Vac, a new market opportunity for this product line. We also completed an agreement with Trinity Medical Solutions, which services the Veterans Affairs market. In addition, due to the functionality of the Res-Q-vac and needs of the military, we continue to pursue sales of Res-Q-Vac for military applications such as exposure to weapons of mass destruction (WMD) e.g., sarin gas which requires repeated and aggressive suctioning in order to save lives. Its light weight, portability and rugged construction are also advantages for military operations. Beginning on February 2, 2004 we engaged the services of a marketing group well positioned in military affairs and VA hospitals to facilitate our entry into these markets.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         February 4, 2004
_____________________
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer