Form 10KSB
period 2004-02-29
REPRO MED SYSTEMS INC
filed 2004-06-14
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the fiscal year ended              FEBRUARY 29, 2004
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Based on the closing sales price of February 29, 2004, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $3,679,650.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 24,531,000 at February 29, 2004 which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents


PART I                                                                      Page

         Item 1.    Business ..................................................3

         Item 2.    Description of Property ..................................11

         Item 3.    Legal Proceedings ........................................12

         Item 4.    Submission of Matters to a Vote of Security Holders ......12

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters ......................................12

         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................13

         Item 7.    Financial Statements .....................................17

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures .....................18

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance With Section 16(a) of the
                    Exchange Act .............................................18

         Item 10.   Executive Compensation ...................................19

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management ...........................................19

         Item 12.   Certain Relationships and Related Transactions ...........21

PART IV

         Item 13.   Exhibits and Reports on Form 8-K .........................23

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

The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to save money for the user and create a repetitive demand for replacement of the disposable component - "razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Historically, contract manufacturing was a strong source of revenue, but the Company is transitioning away from this market in order to concentrate on our own proprietary devices. Male infertility and impotency treatments were the first markets entered in the early 1980's. Our presence in this market has decreased due to a shift in focus towards the RES-Q-VAC and FREEDOM60. The Company is seeking outside funding to introduce additional products into this market. The Gyneco gynecological instrument product line was acquired in 1986 and sales continue primarily through repeat business.

         The table below presents the product mix for the last two fiscal years.

                                                        2004         2003
                                                     % of Sales   % of sales
                                                     ----------   ----------
         Infusion Therapy                                21%          16%
         Emergency Medical                               62%          70%
         Contract Manufacturing                           7%           3%
         Gynecological Instruments                        9%          11%
         Male Impotency Treatments              Less than 1%         < 1%

We have also been developing other new proprietary medical devices. These products include a device for female incontinence and a device that can be used to detect certain cancers non-invasively using special imaging techniques. Thus, we have products currently on the market, new short-term products about to be marketed, and long range products to support and enhance future growth. Research and Development efforts have been temporarily suspended for some new products and continue at a reduced rate for others. The Company will focus more efforts on the Research and Development front once funds become available through internal cash flow or outside financing.

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

During August 2001, we began a trial of the FREEDOM60 at one location of a major national home healthcare agency. We received our first order, as a result of the successful trial, in September 2001 and have developed them into our largest FREEDOM60 customer. We have leveraged our relationship and currently provide the FREEDOM60 to five additional centers. As a direct result of our sales efforts at the Medica Trade Show in Dusseldorf, Germany, the Company authorized an Italian distributor to obtain the CE Mark to market the FREEDOM60 in Europe. This distributor has secured the CE mark for sales into Europe of FREEDOM60 and has begun initial sales of the product into Italy, France, Spain, Germany and Greece. We are working with this distributor to introduce new additions to the FREEDOM60 product line.

We have expanded the use of the FREEDOM60 to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for FREEDOM60 for use in treating thalissemia with the drug desferal. In Europe, our distributor has found great success in using the FREEDOM60 for pain control, specifically post-operative epidural pain administration. Europe is also using the FREEDOM60 for chemotherapy.

We are looking to increase our marketing penetration into home care in the domestic market, and introduce pain control and chemotherapy into our market as well. We believe we are well-positioned to meet the needs of the current medical realities: low reimbursement and an aging population.

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

The chart below summarizes the market trends of devices.

            METHOD OF                             MARKET
          ADMINISTRATION                          TREND
          --------------                          -----

         Ambulatory Pump                      Flat/Declining
         Gravity Infusion                       Increasing
         Pole Mounted Pump                      Declining

           Elastomeric                          Declining
             Syringe                            Increasing
             Implant                            Increasing
             IV Push                            Increasing

ECONOMIC BENEFITS OF FREEDOM60 DISPOSABLE SALES

We have sold approximately 2,700 pumps since March, 2000. We sold approximately 550 pumps during the past fiscal year. At the moment, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 1,300 FREEDOM60 pumps currently in operation. The FREEDOM60 pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.06 per use. The tubing sets currently have a list price of $3.20. In the past, we have noted that each pump is used an average of 12 times per month. However, customers are becoming much more cost-conscious and are increasing the number of uses per set through sterile filters, changes in protocols and other means. We now estimate that each pump uses an average of six sets per month. This monthly rate amounts to annual usage of 72 sets producing typical gross revenues to the distributor of $230 per pump. If the pump is operated up to four times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years.

Installed bases for various levels of pumps produce the following sales:

               Pumps In                        Annual Sales
                Market                        of Disposables
                ------                        --------------

                  5000                           $1,152,000
                 10000                           $2,304,000
                 50000                          $11,520,000
                100000                          $23,040,000

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

On April 29, 2003, the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC with FULL STOP PROTECTION is the only portable device to comply with the CDC directives.

Since the introduction of our patented and trademarked Full Stop Protection, which prevents overflow and any pathogens from entering the pump or being dispersed in the air, the number of applications for RES-Q-VAC has substantially increased. We are making changes to our marketing to take full advantage of these new markets, and to position our product to successfully penetrate them.

The main advantage of our RES-Q-VAC airway suction system is versatility. With the addition of Full Stop Protection, we increased the complexity of ordering exactly what each new customer requires. Another issue to address was the need for different product configurations for each market. These issues were solved by making specific custom RES-Q-VAC kits for each vertical market. We now offer separate product offerings based on the market served:

Emergency Medicine - we make several special kits for emergency use which contain all the catheters necessary to treat adults as well was infants or children. These first responder kits are generally non-sterile. We also have special attachments available for the advanced paramedic to treat patients who are intubated.

Respiratory - in homes, long term care, for situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators, tracheotomies--all can benefit from the portability, cost and performance of the RES-Q-VAC. Even in the hospital, for emergency back up due to power loss or breakdown of the wall suction system, RES-Q-VAC can provide quality lifesaving care at an affordable cost. Typically for the home, these devices are non-sterile and reusable.

Hospital Use - for crash carts, the emergency room, and backup for respiratory, RES-Q-VAC is available sterile with Full Stop Protection for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. We provide special hospital kits which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing homes, hospice, sub-acute - we provide special configurations for dining areas, portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC which can be left by the bed side for rapid use during critical times.

Dental applications - we have configured a version called Dental-Evac which addresses the needs of oral surgeons for emergency back up suction during a procedure. Dental-Evac is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

Military Applications - we recently met with the Surgeon General of the US Army who advised us that products like ours are needed for the types of non battlefield warfare currently facing our soldiers. Due to its light-weight, portability, and rapid deployment, RES-Q-VAC is ideal for many military situations. In addition, exposure to chemical weapons of mass destruction such as sarin are best treated by rapid, aggressive, repeated suctioning. We believe that the RES-Q-VAC's compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market. We have engaged the services of a retired United State Air Force Colonel to guide our military sales efforts.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. OEM sales have been as high as 70% of sales (1996). In 2004 and 2003, contract manufacturing for one customer amounted to 7% and 3% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments. We have been manufacturing a portable, hand-operated suction pump for sale to the remaining active customer but were informed that the demand for this product has diminished. As a result, the Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

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

MANUFACTURING AND EMPLOYEES

Electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products are performed at the facility by the employees. Products are assembled using molded plastic parts acquired from several U.S. vendors and one supplier located in Taipei, Taiwan. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

In February 2004, we employed 19 employees, 14 were assigned to manufacturing operations, one to sales and customer support, two to administrative functions, one to quality assurance functions, one Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and one Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President and the head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers...must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's FULL STOP PROTECTION for RES-Q-VAC The Company has received a letter from OSHA indicating the RES-Q-VAC meets the intent of this regulation

On April 29, 2003, the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC with FULL STOP PROTECTION is the only portable device to comply with the CDC directives.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $47,323 for the year ended February 29, 2004. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 29, 2004.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 29, 2004, 24,531,000 shares were issued and outstanding and there were approximately 1,142 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                                      High Bid         Low Bid
                                                      --------         -------
 Year Ended February 29, 2004
 ----------------------------

 1st Quarter                                           $0.230          $0.010
 2nd Quarter                                           $0.090          $0.040
 3rd Quarter                                           $0.050          $0.040
 4th Quarter                                           $0.250          $0.040

 Year Ended February 28, 2003
 ----------------------------

 1st Quarter                                           $0.140          $0.030
 2nd Quarter                                           $0.060          $0.040
 3rd Quarter                                           $0.040          $0.030
 4th Quarter                                           $0.040          $0.010

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 238,095 shares of Repro-Med common stock at $0.42 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.42.

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 29, 2004, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

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

RESULTS OF OPERATIONS

2004 VS. 2003

Sales of the FREEDOM60 Syringe Infusion System increased by 20% over the prior year due to greater effort to sell the product in the field and the annuity effects of the tubing sales. Sales of our RES-Q-VAC Airway Suction System experienced a 16% decline, concentrated in the domestic market, compared to the prior year due to significant reductions in the budgets of fire departments, city and emergency services. As a result, total sales declined for the year ended February 29, 2004 to $1,528,385 from $1,656,553 in 2003.

As a result of the lower sales and an increase in expenses, the Net Loss of the Year Ended February 29, 2004, was $277,998, including $51,350 in stock-based compensation, as compared to the previous year's loss of $268,190 (which included an inventory adjustment of $207,519).

Sales of our non-core products lines (Gyneco, Restore) declined 20% from the prior year. Sales from OEM manufacturing increased 106%.

In FY2002, the company added FULL STOP PROTECTION to the RES-Q-VAC, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens. The RES-Q-VAC is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the FULL STOP PROTECTION device. The Company has received a letter from OSHA confirming that the Full Stop Protector falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC is the only hand-held portable suction system which meets this requirement.

In August 2001, we received our first military order for the RES-Q-VAC from one base location of the US Air Force. We received several small orders from other bases during the past year for RES-Q-VAC under their existing AFMLO/VA contract. The company anticipates additional orders will be placed during Fiscal year 2004.

Management continues to seek funds to design a new improved RES-Q-VAC suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also beginning to promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience. We have begun marketing a dental version called Dental-Evac and are seeking lines of distribution for this product.

We have been marketing FREEDOM60 directly to national providers, other distributors, and regional home care agencies. Sales of FREEDOM60 are expected to continue to improve as new pump sales and restocking orders for disposables are received. We have signed a distribution agreement with a large regional distributor and customer in the South East USA and anticipate improved sales potential for the line.

In September 2001, the Company began selling to a major national home care agency and we continued to expand the use of the FREEDOM60 to its regional centers across the country. Currently five centers of the agency are using the FREEDOM60. Sales of the Freedom60 continue in Europe with an Italian master distributor who arranged for CE approval of the FREEDOM60 and is successfully marketing the product for use in epidural pain control and chemotherapy.

Gross profit margin for the year ended February 29, 2004 was 53%, an improvement over the previous year's gross profit margin of 42%, which included an inventory write down of $207,519. Without the inventory write down, the 2003 gross profit would have been 55%. Selling, General & Administrative Expenses (SG&A) increased $48,519 year over year from $827,866 to $876,385 primarily due to the addition of salary and expenses for a sales person who worked for us for part of the year.

Research and development expenses increased slightly by $1,917 from $40,269 to $42,186 in 2004.

Interest expense increased by $5,433 to $31,916 in 2004 from $26,483 in 2003 as the result of our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

For the Year Ended February 29, 2004 Net Cash from operations was ($34,925) as compared with $18,322 for the prior year. This adverse change of $53,247 was due to a $128,168 reduction in sales, slightly reduced gross margin and the higher Selling, General & Administrative Expenses.

At the end of fiscal year 2004, the net working capital increased to $105,185 from $33,804 due primarily to the private placement of long-term debt securities.

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of February 29, 2004, $198,581 had been advanced on the line of credit. In accordance with the agreement the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year. This five year promissory note pays 2% over prime plus four shares of common stock per year for every year the loan is in place. An additional $25,000 was raised in the first and second quarters of 2003 under similar terms.

Short-term loans by related parties, maturing September 30, 2004, totaled $7,000 and were used in operations. These loans bear an interest rate of 2% over prime. Related parties made an additional $16,000 in loans bearing an 8% interest rate that now mature on March 30, 2009.

Accounts Receivable, net of reserves, decreased at February 29, 2004 to $130,334 as compared to $184,103 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 29, 2004, 76% of Accounts Receivable were current, 9% were at 30-60 days and 15% were over 60 days.

Prepaid expenses and other receivables increased $14,305 from $11,470 to $25,775.

Capital expenditures in 2004 decreased $7,090 to $16,380 as compared to $23,470 in 2003. We continued limited efforts to protect the results of our research activities; expenditures for the filing and issuance of patents and trademarks increased $6,033 to $8,840 in 2004 from $2,807 in 2003.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the annual property taxes that amounted to $47,323 for the year ended February 29, 2004. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

SUBSEQUENT EVENTS

In May, 2004, we hired an experienced Vice President of Sales who is based in Florida. We are beginning to market both RES-Q-VAC and FREEDOM60 in Florida using our existing distributors and direct selling. We believe that Florida, with its large elderly population, represents a good marketing opportunity for both of our products.

In June, 2004, we engaged a marketing consultant for the FREEDOM60.

By June 6, 2004, we raised an additional $100,000 under the promissory note private placement and had a commitment for another $50,000 at which time we plan to terminate this offering. The proceeds are planned for additional marketing and sales for the products, and to improve some payments to vendors.

2003 VS. 2002

We have focused on our two main products, RES-Q-VAC and FREEDOM60, for the past three years, and in 2003 we decided to write down a significant portion of our inventory associated with discontinued products. Thus the Net Loss of the Year Ended February 29, 2003, including our inventory adjustment of $207,519, was $268,190 as compared to the previous year loss of $386,075. Without the inventory write off of $207,519, the loss would have been $60,671. Total sales also declined for the year ended February 28, 2003 to $1,656,553 from $1,758,904 due to the elimination of sales of the less profitable products and a decrease in OEM sales.

Sales of the FREEDOM60 Syringe Infusion System increased by 34% over the prior year and sales of our RES-Q-VAC Airway Suction System increased by 9% over the prior year. These sales increases were offset by the elimination of low margin products.

Gross profit margin for the year ended February 28, 2003 was 42% which included an inventory write down of $207,519. Without the inventory write down, the gross profit would have been 55%. This showed improvement over the previous year's gross profit of 25% primarily due to certain reallocations of expenses and improvements in production efficiencies. Selling, General & Administrative Expenses (SG&A) increased $192,336 year over year from $635,530 to $827,866 primarily as a result of these same reallocations.

Research and development stayed essentially constant, decreasing slightly by $566 from $40,835 to $40,269.

ITEM 7.  FINANCIAL STATEMENTS


              Index to Financial Statements and Supplementary Data
              ----------------------------------------------------

                                                                            Page
                                                                            ----

         Report of Independent Certified Public Accountants .................F-1


         Financial Statements:  Balance Sheet, February 29, 2004
           And February 28, 2003 ............................................F-2


         Statements of Income, For the Years Ended
           February 29, 2004 and February 28, 2003 ..........................F-3


         Statements of Changes in Stockholders' Equity,
           For the Years Ended February 29, 2004 and February 28, 2003 ......F-4


         Statements of Cash Flows, For the Years Ended
           February 29, 2004 and February 28, 2003 ..........................F-5


         Notes to Financial Statements ......................................F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Repro-Med Systems, Inc.
Chester, NY


We have audited the accompanying consolidated balance sheet of Repro-Med Systems, Inc. as of February 29, 2004 and February 28, 2003 and the related statements of operations, stockholders equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles.


                                        /s/ Meyler & Company, LLC


June 9, 2004
Middletown, NJ

                             REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                      February 29,  February 28,
                                                          2004          2003
                                                          ----          ----
CURRENT ASSETS
   Cash ............................................  $   219,682   $    16,738
   Accounts receivable less allowance for doubtful
    accounts of $20,997 and $8,636 for 2004 and
    2003, respectively .............................      130,334       184,103
   Inventory .......................................      378,982       381,623
   Prepaid expenses ................................       25,775        11,470
                                                      -----------   -----------
          Total Current Assets .....................      754,773       593,934

PROPERTY AND EQUIPMENT, NET ........................      357,735       415,755

OTHER ASSETS
   Patents, net of amortization of $68,861 and
    $63,073 for 2004 and 2003, respectively ........       38,338        35,285
   Goodwill, net of amortization of $4,488 and
    $4,088 for 2004 and 2003, respectively .........        9,689        10,049
   Security deposits ...............................       27,652        55,603
                                                      -----------   -----------
                                                           75,679       100,937
                                                      -----------   -----------
                                                      $ 1,188,187   $ 1,110,626
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Note payable to bank -- demand ..................  $   198,581   $   199,461
   Notes payable to related parties ................        7,000             -
   Accounts payable ................................      325,723       267,634
   Accrued expenses ................................       51,956        35,255
   Accrued interest ................................       17,985         9,271
   Current portion of capital lease obligations ....       19,079        26,492
   Accrued preferred stock dividends ...............       16,000         8,000
   Accrued payroll and related taxes ...............       13,264        14,017
                                                      -----------   -----------
          Total Current Liabilities ................      649,588       560,130

OTHER LIABILITIES
   Capital lease obligations, less current portion .       24,846        45,614
   Deferred capital gain ...........................      337,215       359,696
   Long-term debt - notes payable ..................      350,000        84,000
                                                      -----------   -----------
          Total Liabilities ........................    1,361,649     1,049,440

STOCKHLDERS' EQUITY
   Preferred stock, 8% cumulative, liquidation value
    $100,000, $0.01 par value, 2,000,000 shares
    authorized, 10,000 shares issued and outstanding
    at February 29, 2004 and February 28, 2003 .....          100           100
   Common stock, $0.01 par value, 50,000,000 shares
    authorized, 24,531,000 and 23,504,000 issued and
    outstanding at February 29, 2004 and
    February 28, 2003, respectively ................      245,310       235,040
   Additional paid-in capital ......................    2,252,711     2,211,631
   Accumulated deficit .............................   (2,529,583)   (2,243,585)
                                                      -----------   -----------
                                                          (31,462)      203,186
   Less:  Treasury stock, 2,275,000 shares at cost
          at February 29, 2004 and February 28, 2003     (142,000)     (142,000)
                                                      -----------   -----------
          Total Shareholders' Equity (Deficit) .....     (173,462)       61,186
                                                      -----------   -----------
                                                      $ 1,188,187   $ 1,110,626
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.
                             STATEMENT OF OPERATIONS

                                                        For the Year Ended
                                                   February 29,    February 28,
                                                       2004            2003
                                                       ----            ----

NET SALES ......................................   $  1,528,385    $  1,656,553

COSTS AND EXPENSES
   Cost of goods sold ..........................        723,555         959,538
   Selling, general and administrative .........        876,385         827,866
   Research and development ....................         42,186          40,269
   Stock based compensation ....................         51,350               -
   Depreciation and amortization ...............         80,547          81,435
                                                   ------------    ------------

          Total Costs and Expenses .............      1,774,023       1,909,108
                                                   ------------    ------------

NET OPERATING LOSS .............................       (245,638)       (252,555)

OTHER INCOME (EXPENSE)
   Interest and other income ...................            387          11,648
   Interest expense ............................        (31,916)        (26,483)
                                                   ------------    ------------

          Total Other Expenses .................        (31,529)        (14,835)
                                                   ------------    ------------

NET LOSS BEFORE TAXES ..........................       (277,167)       (267,390)
STATE INCOME TAXES .............................            831             800
                                                   ------------    ------------

NET LOSS .......................................   $   (277,998)   $   (268,190)
                                                   ============    ============

NET LOSS PER COMMON SHARE
   Basic and diluted ...........................   $      (0.01)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....     23,537,000      23,504,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                              REPRO-MED SYSTEMS, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
                            For the Years Ended February 29, 2004 and February 28, 2003


                   Preferred Stock         Common Stock         Paid-in      Accumulated    Treasury
                   Shares   Amount      Shares      Amount      Capital        Deficit        Stock        Total
                   ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance
February 28,
2002 ............  10,000    $100     23,504,000   $235,040    $2,211,631    $(1,967,395)   $(142,000)   $ 337,376

Preferred stock
dividends .......       -       -              -          -             -         (8,000)           -       (8,000)

Net loss for
the year ended
February 28,
2003 ............       -       -              -          -             -       (268,190)           -     (268,190)
                   ------    ----     ----------   --------    ----------    -----------    ---------    ---------

Balance
February 28,
2003 ............  10,000    $100     23,504,000   $235,040    $2,211,631     (2,243,585)    (142,000)      61,186

Issurance of
common stock to
President and
others in
connection with
obtaining loan
financing @
$0.05 per share .       -       -        975,000      9,750        39,000              -            -       48,750

Issuance of
stock-based
compensation @
$0.05 per share .       -       -         52,000        520         2,080              -            -        2,600

Preferred stock
dividend ........       -       -              -          -             -         (8,000)           -       (8,000)


Net loss for
the year ended
February 29,
2004 ............       -       -              -          -             -       (277,998)           -     (277,998)
                   ------    ----     ----------   --------    ----------    -----------    ---------    ---------

Balance
February 29,
2004 ............  10,000    $100     24,531,000   $245,310    $2,252,711    $(2,529,583)   $ 142,000    $(173,462)
                   ======    ====     ==========   ========    ==========    ===========    =========    =========


                     The accompanying notes are an integral part of these financial statements.

                                                        F-4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                            For the Year Ended
                                                           February    February
                                                           29, 2004    28, 2003
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ............................................  $(277,998)  $(268,190)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Stock based compensation ........................     51,350           -
       Depreciation and amortization ...................     80,547      81,435
       Deferred capital gain - building lease ..........    (22,481)    (22,481)
       Investment valuation provision ..................        801           -
     Changes in operating assets and liabilities:
       Decrease in accounts receivable .................     53,769      11,674
       Decrease in inventory ...........................      2,641     219,012
       (Increase) in prepaid expenses ..................    (14,305)     (3,402)
       Increase in accounts payable ....................     58,089      78,523
       Increase in unpaid preferred stock dividends ....      8,000       4,000
       Decrease in accrued payroll and related taxes ...       (753)    (20,264)
       Increase in accrued interest ....................      8,714       9,271
       (Decrease) Increase in accrued expenses .........     16,701     (71,256)
                                                          ---------   ---------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .    (34,925)     18,322

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .................    (16,380)    (23,470)
   Increase in security deposits .......................     27,150      (2,802)
   Patent expenditures .................................     (8,840)     (2,807)
                                                          ---------   ---------

   NET CASH USED IN INVESTING ACTIVITIES ...............      1,930     (29,079)

CASH FLOWS FROM FINANCING ACTIVITIES
   Notes Payable - President and Others ................    250,000           -
   Repayment of note payable to bank ...................       (880)       (539)
   Preferred stock dividends ...........................     (8,000)     (8,000)
   Proceeds from note payable to related party .........     23,000      15,000
   Payments on capitalized leases ......................    (28,181)     (4,636)
                                                          ---------   ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES ...........    235,939       1,825
                                                          ---------   ---------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     202,944      (8,932)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ............     16,738      25,670
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ..................  $ 219,682   $  16,738
                                                          =========   =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid .......................................  $  30,834   $  20,061
   Income taxes ........................................        800           -

   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2004 and February 28, 2003

NOTE 1   DESCRIPTION OF BUSINESS

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company accounts for income taxes under the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, since, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At February 29, 2004, the Company has net operating loss carry forwards of approximately $2,000,000 which expire through 2023. Since the Company has generated significant operating losses, a deferred tax asset of approximately $885,000 has been offset by a valuation allowance of $885,000.

         PROPERTY AND EQUIPMENT AND DEPRECIATION

         Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

         NET LOSS PER COMMON SHARE

         The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion would be anti-dilutive. The diluted earnings per share calculation includes the addition of $8,000 for preferred stock dividends resulting in no difference between basic and diluted earnings per share.

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's policy is to provide an allowance for doubtful accounts based on its review of the account receivable and past collection policies and procedures.

         REVENUE RECOGNITION

         The Company ships a product which is assembled on its premises. Revenue is recognized when a sales order is completed and shipped.

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

         GOODWILL AND INTANGIBLE ASSETS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

         GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

         useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

         The Company adopted SFAS No. 144 in 2002.

NOTE 3   INVENTORY

         Inventory consists of the following at:

                                        February 29,  February 28,
                                            2004          2003
                                            ----          ----

                    Raw material .......  $273,062      $264,943
                    Work in progress ...         -        29,573
                    Finished goods .....   105,920        87,107
                                          --------      --------

                                          $378,982      $381,623
                                          ========      ========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      Estimated
                                               February    February     Useful
                                               29, 2004    28, 2003     Lives
                                               --------    --------   ---------

         Furniture and office equipment ....  $  336,692  $  331,803    5 years
         Manufacturing equipment and tooling     879,460     867,969  7-12 years
                                              ----------  ----------
                                               1,216,152   1,199,772
         Less: accumulated amortization and
           depreciation ....................    (858,417)   (784,017)
                                              ----------  ----------

         Property and Equipment, Net .......  $  357,735  $  415,755
                                              ==========  ==========

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 5   NOTE PAYABLE TO BANK

         The Company has a demand note with a local financial institution in the amount of $198,581. The note bears interest at the current rate of 5.25% (average interest rate for the year was 5.15%) and is secured by the Company's assets as well as personal guarantees of the President and a Company Director. The note was originally due June 30, 2003, however, to date, there has been no demand made by the bank for repayment and the Company continues to pay interest monthly as billed.

NOTE 6   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. The President has agreed to extend the maturity date to March 30, 2009.

         Additionally, included in current liabilities are notes payable to related parties of $7,000, $5,000 to the President of the Company and $2,000 to the Controller. These latter amounts are due in September, 2004 and bear interest at the rate of 2% over prime. See also Note 8 for additional loans payable to the President.

         LEASED AIRCRAFT

         The Company leases an aircraft from a company controlled by the President. The lease payment aggregated $22,500 for each of the years ended February 29, 2004 and February 28, 2003. The original lease agreement has expired and the Company is currently on a month to month basis for rental payments.

NOTE 7   CAPITAL LEASE OBLIGATIONS

         The Company has obtained various pieces of equipment under capital leases expiring through April 2008. The assets and liabilities under these capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 7   CAPITAL LEASE OBLIGATIONS (CONTINUED)

         As of February 29, 2004, minimum future lease payments under these capital leases are:

                                                  For the
                                                Years Ending
                                                February 28,         Amount
                                                ------------         ------

                                                    2005              24,735
                                                    2006              21,039
                                                    2007              13,505
                                                    2008                 857
                                                                     -------

         Total minimum lease payments (forward) ...................  $60,136
                                                                     =======


                                                    February 29,   February 28,
                                                        2004           2003
                                                        ----           ----

         Total minimum lease payments (forward) ....  $60,136        $98,151
         Less: amounts representing interest .......   16,211         26,045
                                                      -------        -------
                Net minimum lease payments .........   43,925         72,106
         Less: current portion .....................   19,079         26,492
                                                      -------        -------

         Long-term portion .........................  $24,846        $45,614
                                                      =======        =======

NOTE 8   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                    February 29,   February 28,
                                                        2004           2003
                                                        ----           ----

         In April, 2003, the Company borrowed
         $25,000 from three individuals, one of
         which was the President of the Company for
         $10,000, at 2% over the prime lending
         rate. The loans mature June 30, 2008. As
         incentive to make the loans, the Company
         agreed to grant one share of its common
         stock for each dollar of indebtedness
         outstanding on each calendar quarter. As
         of February 29, 2004, 75,000 shares of
         common stock to be issued to the note
         holders. ..................................  $25,000              -

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 8   LONG-TERM DEBT (CONTINUED)

         In February 2004, the Company borrowed
         $225,000 from several individuals. These
         loans mature March 30, 2009 and bear
         interest at a rate of 2% over the prime
         lending rate. As incentive to make the
         loans, the Company agreed to grant four
         shares of its common stock immediately to
         each of the note holders and, commencing
         on the yearly anniversary date, four
         shares of common stock for each dollar of
         unpaid principal are to be issued. As of
         February 29, 2004, 900,000 shares of
         common stock are to be issued to the note
         holders. ..................................  225,000              -

         The President of the Company has lent the
         Company, at various times over the past
         three years, $100,000 at 8% interest. The
         loans are unsecured and mature March 30,
         2009. .....................................  100,000        $84,000
                                                     --------        -------

                                                     $350,000        $84,000
                                                     ========        =======

NOTE 9   STOCKHOLDERS' EQUITY

         On February 2, 1993, the company issued and sold 10,000 shares of $0.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. Effective February 29, 2004, the Convertible Cumulative Preferred Stock can be converted to 238,095 shares of common stock at the conversion price of $0.42 per share. The dividends for the years ending February 29, 2004 and February 28, 2003 have not been paid and have been accrued.

         On October 31, 1996, the Company purchased, in a private offering, 275,000 shares of common stock at a price of $0.08 per share, a total of $22,000. On September 10, 1996, the Company purchased, in a private offering, 2,000,000 shares of common shares at a price of $0.06 per share, a total of $120,000. These treasury shares may be sold at a future time or utilized for corporate use.

         In connection with note agreements executed in April 2003, the Company is obligated to issue one share per quarter for each dollar of indebtedness which exists at the calendar quarter. As at February 29, 2004, the Company is obligated to issue 75,000 share of its common stock to these note holders at $0.05 per share. These shares have not been issued as of the date of the report, but have been reflected as issued in these financial statements.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 9   STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with the note agreements executed in February 2004, the Company is obligated to issue four shares for every dollar of principal borrowed. As at February 29, 2004, the Company is obligated to issue 900,000 shares to these note holders at $0.05 per share. These shares have not been issued as of the date of the report, but have been reflected as issued for financial statement purposes.

         In February 2004, the Company is obligated to issue 52,000 shares of its common stock to consultants for services rendered. These shares have not been issued as of the date of the report, but have been reflected as issued for financial statement purposes.

         At February 29, 2004, 4,040,095 common shares are reserved for the issuance of stock options and shares to be issued to note holders under the note placement program.

NOTE 10  STOCK OPTIONS

         On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for these Option Plans. The Option Plans, as amended, expire in April 2007. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. The employee options vest over a period of five years beginning one year from the grant date and are exercisable until one year from the date all options have vested.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 10  STOCK OPTIONS (CONTINUED)

         Stock option activity for the years February 29, 2004 and February 28, 2003 is summarized as follows:

         QUALIFIED OPTIONS
         -----------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------

         Outstanding at February 28, 2002 ....  3,090,000     $0.08
           Exercised .........................          -         -
           Expired or cancelled ..............    100,000         -
                                                ---------     -----
         Outstanding at February 28, 2003 ....  2,990,000     $0.08
           Exercised .........................          -         -
           Expired or cancelled ..............    600,000         -
                                                ---------     -----

         Outstanding at February 29, 2004 ....  2,390,000     $0.08
                                                =========     =====

         NON-QUALIFIED OPTIONS
         ---------------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------

         Outstanding at February 28, 2002 ....    635,000     $0.38
           Exercised .........................          -         -
           Expired or cancelled ..............    250,000         -
                                                ---------     -----
         Outstanding at February 28, 2003 ....    385,000     $0.17
           Exercised .........................          -         -
           Expired ...........................          -         -
                                                ---------     -----

         Outstanding at February 29, 2004 ....    385,000     $0.17
                                                =========     =====

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 10  STOCK OPTIONS (CONTINUED)

         No options were granted during the years ended February 29, 2004 and February 28, 2003.

         The non-qualified stock options outstanding are fully vested and the compensation amount attributable to the issuance of these stock options has been expensed. The compensation expense was fully amortized and charged to operations during the year ended February 28, 2002. These stock options are exercisable for three years from the grant date. The employee options are exercisable for ten years from the grant date. As of February 29, 2004, all options are vested and earned.

         The following table summarizes information about options outstanding and exercisable at February 29, 2004:

                                                   Outstanding
                                     ----------------------------------------
                                                    Weighted        Weighted
                                                     average        average
                                                    remaining       exercise
                                       Shares     life in years      price
                                       ------     -------------     ---------
         Range of exercise prices
            $.06 to $.10 ..........  2,190,000         1.0           $0.08
            $.23 ..................    100,000         1.5            0.23
            $.20 ..................    100,000         2.0            0.20
            $.10 to $.25 ..........    385,000         3.0            0.13
                                     ---------

                                     2,775,000
                                     =========

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

         On February 25, 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of 20 years. The leaseback is accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the related lease.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 29, 2004 and February 28, 2003

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE (CONTINUED)

         At February 29, 2004 the minimum future rental payments are:

                       Year              Minimum Rental Payments
                       ----              -----------------------

                       2005 .............       120,000
                       2006 .............       120,000
                       2007 .............       120,000
                       2008 .............       120,000
                       2009 .............       120,000
                 thereafter .............    $1,325,000
                                             ----------

                                             $1,925,000
                                             ==========

         Rent expense for each of the years ended February 29, 2004 and February 28, 2003 aggregated $120,000.

         In March 2003, the company negotiated with the landlord to utilize $27,150 of the security deposit (currently held by the landlord) to pay for March and April 2003 rent. The agreement requires replenishment within 90 days. At the date of this report, the Company has not replenished the security deposit.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         The Company has been reworking certain units sold to an OEM customer in 1999 and is currently discussing reworking or remanufacturing approximately 19,500 units. The Company believes that it has fulfilled its manufacturing and warranty obligations to this customer. However, the maximum exposure to such customer approximates $150,000.

NOTE 13  SUBSEQUENT EVENTS

         In March and April 2004, the company obtained an additional $100,000 from several individuals under the promissory note private placement. As incentive to the note holders to lend the Company these funds, the Company will issue 400,000 shares of its common stock to the note holders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth-certain information with respect to the Executive Officers and Directors:

         Name                      Age        Position/Held Since
         ----                      ---        -------------------

         Andrew I. Sealfon         59         President 1980,
                                              Treasurer 1983,
                                              Chairman 1989,
                                              Director 1980,
                                              CEO 1986

         Paul Mark Baker           54         Director 1991

         Nathan Blumberg           69         Director 2000

         Remo Spagnoli             75         Director 1993

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

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $122,667 in salary from Repro-Med during the fiscal year ended February 29, 2004. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

         Name & Position            Year        Salary         Other *
         ---------------            ----        ------         -------

         Andrew I. Sealfon,         2004      $122,667              -
                  President         2003      $133,909**            -
                                    2002      $129,750         $6,000

* Other compensation includes car allowance and $6,000 for rental of lab facilities ($2,500 was accrued at year-end FY2002).

** The increase in paid salary from 2002 was the result in a change in payroll cycles for management employees from bi-weekly to semi-monthly that had the effect of accelerating one pay period. As of February 28, 2003, nominal salary remained unchanged from prior years.

Table of aggregated options exercised in the fiscal year and option values at year-end February 2004:

                                                               Value of
                                              Number of       Unexercised
                                             Unexercised      In-the-Money
                      Shares                  Options at        Options
                     Acquired                  Year-end       at Year-end
      Name of           On        Value      Exercisable /    Exercisable/
     Individual      Exercise    Realized    Unexercisable    Unexercisable
     ----------      --------    --------    -------------    -------------
    A. I. Sealfon
    -------------
    Exercisable          0           0         1,500,000         $126,000
    Unexercisable        0           0                 0         $      0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2004, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

 Name of Principal Shareholders       Number of       Percent
 and Identity of Group               Shares Owned     Of Class     Notes:
 ---------------------               ------------     --------     ------

 Andrew I. Sealfon*                    6,607,250        30%        1,2,6

 Dr. Paul Mark Baker                   1,284,000         6%        6

 Dr. Nathan Blumberg                     260,000         1%        5,6

 Remo Spagnoli                         1,375,950         6%        3,4,6

 All Directors and Officers            9,527,200        43%        7
  as a Group (4 Persons)

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

(7) Treasury stock totaling 2,275,000 shares acquired by Repro-Med Systems, Inc. at a cost of $142,000 was excluded from all percentage calculations.

                                                           No. Shares & Earliest
 Name            Main Position          Price Per Share      Date of Exercise
 ----            -------------          ---------------      ----------------

 Sealfon, A.     President                  $0.066           1,500,000, 3/1/95
 Baker, M.       Clinical Consultant        $0.060             300,000, 3/1/95
                                            $0.250              30,000, 5/9/01


 1995 Stock Option Plan for Non-Employee Directors:

 Spagnoli, R.    Director                   $0.060              20,000, 3/1/96
                                                                20,000, 3/1/97
                                                                20,000, 3/1/98
                                                                20,000, 3/1/99
                                                                20,000, 3/1/00
                                            $0.250              30,000, 5/9/01

 Blumberg, N.    Director                   $0.230              20,000, 8/1/01
                                                                20,000, 8/1/02
                                                                20,000, 8/1/03
                                                                20,000, 8/1/04
                                                                20,000, 8/1/05
                                            $0.250              30,000, 5/9/01

The above calculations give effect to purchase of shares exercisable under the terms of the Option Plans on these issued options by each officer and director, and by all officers and directors as a group.

All new directors were granted an option for 100,000 shares at an exercise price of $.25 per share during the fiscal year 2002, which are vested at 20,000 options per year for five years. The Company has reminded each of said directors to file an SEC Form 3 or SEC Form 4, as applicable, with respect to such option grant. The Company's officers and directors who participated in the debt private placement have not yet filed their SEC Forms 4 to reflect the shares that they will receive.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $22,500 in each of 2003 and 2004. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties. As of February 29, 2004, the Company owed AMI Aviation approximately $3,000 for repairs made to the aircraft during the prior year (in accordance with the lease agreement).

During 2004, the Company borrowed $5,000 from AMI Aviation. This loan is payable September 30, 2004, and bears an interest rate of 2% over prime.

During 2004, the Company borrowed $6,000 from the President, Andrew Sealfon, under a demand loan with an annual interest rate of 8%. The note has been approved by the Board of Directors. The maturity of this loan has been extended by Mr. Sealfon to March 30, 2009.

During 2004, the Company borrowed $10,000 from Mr. Sealfon under terms similar to the private note program. Interest is payable at 2% over the prime rate plus one share of common stock per quarter for each dollar of indebtedness. As of the date of this report, these shares have not been issued to Mr. Sealfon. The loan matures June 30, 2008.

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

         (3)      Articles of Incorporation and By-Laws:

                  3(a)     Articles of Incorporation(1)
                  3(b)     By-Laws(2)

         (10)     Material Contracts:

                  10(c) Voting Agreement for Repro-Med Systems, Inc. Common Stock between Andrew I. Sealfon and Dr. Adrian Zorgniotti(3)

                  10(e)    1995 Stock Option Plan(4)

                  10(f)    1995 Stock Option Plan for Non-Employee Directors(4)

         (21)     Subsidiary of Registrant:  NONE

         (31)     Rule 13a-14(a)/15d-14(a) Certifications:

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32)     Section 1350 Certifications:

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K:

         Form 8-K/A, Item 9, Regulation FD Disclosure, incorporated by reference for May 12, 2004.

         Form 8-K/A, Item 9, Regulation FD Disclosure, incorporated by reference for February 2, 2003.

         Form 8-K/A, Item 9, Regulation FD Disclosure, incorporated by reference for May 12, 2003.

         Form 8-K/A, Item 4, Changes in Registrant's Certifying Accountant, incorporated by reference for February 28, 2003 as amended July 14, 2003.
__________

(1) Incorporated by reference from the Registration and Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

(2) Incorporated by reference from the Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1987.

(3) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 29, 1993.

(4) Incorporated by reference from Form 10-KSB Report of Repro-Med Systems, Inc., dated February 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

 /s/ Andrew I. Sealfon
 Andrew I. Sealfon, President
 Dated:  June 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Andrew I. Sealfon                                         June 10, 2004
 -----------------------------
 Andrew I. Sealfon, President, Treasurer,
 Chairman of the Board, Director, and Chief
 Executive Officer, Chief Financial Officer


 /s/ Dr. Nathan Blumberg                                       June 10, 2004
 --------------------------------
 Dr. Nathan Blumberg, Director


 /s/ Dr. Paul Mark Baker                                       June 10, 2004
 --------------------------------
 Dr. Paul Mark Baker, Director


 /s/ Remo Spagnoli                                             June 10, 2004
 -------------------------------
 Remo Spagnoli, Director