Form 10QSB
period 2004-05-31
REPRO MED SYSTEMS INC
filed 2004-07-20
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             ACT OF 1934

         For the quarterly period ended              MAY 31, 2004
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
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at May 31, 2004
                 -----                      ---------------------------
      Common stock, $.01 par value               24,931,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - May 31, 2004 ...........................  3

         Statements of Operations (Unaudited) - for the Three-Months
         Ending May 31, 2004 and May 31, 2003 ...............................  4

         Statements of Cash Flow (Unaudited) - for the Three-Months
         Ending May 31, 2004 and 2003 .......................................  5

         Notes to Unaudited Financial Statements ............................  6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................  6


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ..................................................  9

ITEM 2.  Changes in Securities and Use of Proceeds ..........................  9

ITEM 3.  Defaults Upon Senior Securities ....................................  9

ITEM 4.  Submission of Matters to a Vote of Security Holders ................  9

ITEM 5.  Other Information ..................................................  9

ITEM 6.  Exhibits and Reports on Form 8-K ...................................  9

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                        MAY 31,     FEBRUARY 29,
                                                         2004           2004
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
    Cash & Cash Equivalents ......................   $   221,716    $   219,682
    Accounts Receivable, net .....................       208,310        130,334
    Inventory ....................................       350,234        378,982
    Prepaid Expenses .............................        31,052         25,775
                                                     -----------    -----------
TOTAL CURRENT ASSETS .............................       811,312        754,773
                                                     -----------    -----------

EQUIPMENT & OTHER ASSETS
    Total Equipment ..............................     1,226,741      1,216,152
    Less - Accumulated Depreciation ..............      (877,306)      (858,417)
                                                     -----------    -----------
    Net Book Value of Equipment ..................       349,435        357,735
    Deposits .....................................        27,652         27,652
    Other Assets .................................        46,372         48,027
                                                     -----------    -----------
TOTAL EQUIPMENT & OTHER ASSETS ...................       423,459        433,414
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 1,234,771    $ 1,188,187
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable .............................   $   269,431    $   325,723
    Note Payable to Related Parties ..............         7,000          7,000
    Accrued Expenses .............................        92,571         99,205
    Note Payable to Bank .........................       198,581        198,581
    Current Portion Capital Lease Obligations ....        17,228         19,079
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES ....................       584,811        649,588
                                                     -----------    -----------

OTHER LIABILITIES
    Long-Term Portion Capital Lease Obligations ..        20,785         24,846
    Deferred Capital Gain Income .................       331,596        337,215
    Long-Term Debt - Notes Payable ...............       450,000        350,000
                                                     -----------    -----------
TOTAL LIABILITIES ................................     1,387,192      1,361,649
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01 Par Value
      Authorized 2,000,000 Shares, Issued &
      Outstanding 10,000 Shares (liquidation value
      $100,000) ..................................           100            100
    Common Stock, $.01 Par Value, Authorized
      50,000,000 Shares, 24,931,000 shares and
      24,531,000 shares issued and outstanding at
      May 31, 2004 and February 29, 2004,
      respectively ...............................       249,310        245,310
    Additional Paid-in Capital ...................     2,268,711      2,252,711
    Accumulated Deficit ..........................    (2,528,542)    (2,529,583)
    Treasury Stock at Cost .......................      (142,000)      (142,000)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .......................      (152,421)      (173,462)
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........   $ 1,234,771    $ 1,188,187
                                                     ===========    ===========

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                      FOR THE 3 MONTHS ENDED
                                                   MAY 31, 2004    MAY 31, 2003
                                                   ------------    ------------
SALES

Net Sales ......................................   $    507,475    $    429,501

COST AND EXPENSES

  Cost of Goods Sold ...........................        219,800         198,645
  Selling, General & Administrative Expenses ...        224,207         221,939
  Research and Development .....................         10,443           8,680
  Stock-Based Compensation .....................         20,000               -
  Depreciation and Amortization ................         20,544          19,734
                                                   ------------    ------------
TOTAL COST AND EXPENSES ........................        494,994         448,998
                                                   ------------    ------------


PROFIT (LOSS) FROM OPERATIONS ..................         12,481         (19,497)

Non-Operating Income (Expense)
  Interest (Expense) ...........................        (11,842)         (8,797)
  Interest & Other Income ......................            402             237
                                                   ------------    ------------
                                                        (11,440)         (8,560)
                                                   ------------    ------------


INCOME (LOSS) BEFORE INCOME TAXES ..............          1,041         (28,057)

  Provision for Income Taxes ...................              -            (831)
                                                   ------------    ------------

INCOME (LOSS) AFTER TAXES ......................   $      1,041    $    (28,888)
                                                   ============    ============


INCOME (LOSS) PER COMMON SHARE

  Basic ........................................   $       0.01    $      (0.01)
  Diluted ......................................   $       0.01    $      (0.01)

  Average Common Shares Outstanding ............     24,767,888      23,504,000

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                           FOR THE THREE MONTHS ENDED

                                                         MAY 31,        MAY 31,
                                                          2004           2003
                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) .................................     $   1,041      $(28,888)
Adjustments to reconcile net (loss) to cash
 used in operating activities:
    Stock-Based Compensation ......................        20,000             -
    Depreciation and Amortization .................        20,544        19,734
    Capital Gain - building lease .................        (5,619)       (5,620)
    Increase in Accounts Receivable ...............       (77,976)       (6,567)
    Decrease in Inventories .......................        28,748        20,782
    Increase in Prepaid Expenses ..................        (5,277)       (8,224)
    Decrease in Accounts Payable ..................       (56,292)      (10,033)
    Decrease (Increase) in Accrued Expenses .......        (6,634)        6,863
                                                        ---------      --------
NET CASH USED IN OPERATIONS .......................       (81,465)      (11,953)

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in Security Deposit ..................             -        23,500
    Capital Expenditures ..........................       (10,589)       (2,468)
                                                        ---------      --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (10,589)       21,032
                                                        ---------      --------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Notes Payable - President and Others ............       100,000             -
  Increase in Notes Payable to Related Parties ....             -        36,000
  Payments, Increased Obligations on Capitalized
    Leases ........................................        (5,912)       (9,012)
                                                        ---------      --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ......        94,088        26,988
                                                        ---------      --------

NET INCREASE IN CASH ..............................         2,034        36,067

Cash and Cash Equivalents -- Beginning of Period ..       219,682        16,738
                                                        ---------      --------
Cash and Cash Equivalents -- End of Period ........     $ 221,716      $ 52,805
                                                        =========      ========

Supplemental disclosures of Cash Flow Information:
    Interest ......................................     $  11,842      $  8,797
    Income Taxes ..................................             -           831

                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended February 29, 2004 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2004, and the results of operations and cash flows for the three-month periods ended May 31, 2004 and 2003 have been included.

The results of operations for the three-month period ended May 31, 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 29, 2004.

STOCK HOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2004, the company executed note agreements for $100,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of May 31, 2004, the Company is obligated to issue 400,000 shares it common stock under the agreements. These shares have not been issued as of May 31, 2004, but have been reflected as issued for financial statement purposes.


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

THREE MONTHS ENDED MAY 31, 2004 AND 2003

Sales for the first quarter increased 18.2% to $507,475 compared to $429,501 in 2003. Sales in our core product lines increased 26.8% quarter over quarter ended May 31, 2004, with FREEDOM60 sales increasing by 37.7% and RES-Q-VAC sales increasing by 24.3%. Sales of non-core products and OEM manufacturing revenues decreased $21,832 (34.3%). Approximately two-thirds of the increased revenues came from international markets.

Gross profit increased to 56.7% of net sales in 2004 from 53.8% in 2003 due, in part, to efficiencies realized at the higher sales volume.

Selling, general and administrative expense increased 1% ($2,268) to $224,207 in 2004 from $221,939 in 2003.

Research and development expenses increased $1,763 from 2003 to 2004.

Depreciation and amortization expense increased slightly ($810) period over period as the result of equipment purchases during the past year.

Interest expense increased 34.6% as a result of an increase in loans obtained through the company's promissory note program.

As a result of the higher sales volume and continued efforts to improve efficiencies, the Profit from Operations improved by $31,978 from a loss of $19,497 in the quarter ended May 31, 2003 to a positive profit of $12,481, including $20,000 in non-cash expenses related to issuance of stock in 2004 under our promissory note and stock offering program. Net profit improved from a loss of $28,888 in 2003 to a positive profit of $1,041 in 2004, with the 2004 results again including non-cash expenditures of $20,000 in stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of May 31, 2004, $198,581 has been advanced on the line of credit. In accordance with the agreement, the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid-February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year ended February 29, 2004. This five year promissory note pays 2% over prime plus four share of common stock per year for every year the loan is in place. We received an additional $100,000 under the same program in the first quarter of fiscal year 2005. Another $25,000 was raised in the first quarter of 2003 under similar terms.

We continue to work towards improving cash flow and have several opportunities to improve sales of our key products, RES-Q-VAC and FREEDOM60. We have expanded our sales efforts in several areas.

Effective March, 2004, we engaged the services of a retired United States Air Force Colonel to guide our RES-Q-VAC military sales efforts. In May, we hired an experienced Vice President of Sales, based in Florida, to handle sales in the southeastern United States and manage key accounts elsewhere in the country. In June, we engaged a marketing consultant with extensive infusion sales experience to assist in developing additional markets for the FREEDOM60.

In May, 2004, we signed a distribution agreement with Omni Biomed LLC, based in Knoxville, Tennessee. Omni Biomed provides distribution and training services to hospitals, physicians, clinics and others in the home and long-term care markets. The agreement covers both the FREEDOM60 and RES-Q-VAC for the southeastern United States including Tennessee, Kentucky, Alabama, Arkansas, North Carolina, South Carolina, Mississippi, Louisiana, West Virginia, Virginia, Georgia, and Florida.

Our distributor in Europe, Gama Sanitos, is actively engaged in establishing the Freedom60 as the device of choice for the treatment of post operative pain control throughout Europe. We continue to explore the potential of this application in the domestic market. Gama Sanitos is also jointly developing several new products with us which will enhance the marketability of the FREEDOM60. Currently we are looking at developing an elastomeric pump which can be used for antibiotics, pain, and KVO (Keep Vein Open) therapy. We believe that for certain applications requiring more fluid volume than 60ml, and for KVO therapy combined with the FREEDOM60, an elastomeric pump will make our infusion products line more diverse and improve sales.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2004.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, Item 9, Regulation FD Disclosure, incorporated by reference dated May 12, 2004.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

 REPRO-MED SYSTEMS, INC.

 /s/ Andrew I. Sealfon                                         July 20, 2004
 ---------------------
 Andrew I. Sealfon, President, Treasurer,
 Chairman of the Board, Director, and
 Chief Executive Officer