Form 10QSB
period 2004-08-31
REPRO MED SYSTEMS INC
filed 2004-10-15
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES ACT OF 1934

         For the quarterly period ended              AUGUST 31, 2004
                                                     ---------------

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
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at August 31, 2004
                 -----                      ------------------------------
       Common stock, $.01 par value                 24,931,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - August 31, 2004 and
         February 28, 2004 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months and
         six months ending August 31, 2004 and August 31, 2003 .............   4

         Statements of Cash Flow (Unaudited) - for the six months
         ending August 31, 2004 and 2003 ...................................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   6

PART II

ITEM 1.  Legal Proceedings .................................................   9

ITEM 2.  Changes in Securities and Use of Proceeds .........................   9

ITEM 3.  Defaults Upon Senior Securities ...................................   9

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............   9

ITEM 5.  Other Information .................................................   9

ITEM 6.  Exhibits and Reports on Form 8-K ..................................   9

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET

                                                       AUGUST 31,   FEBRUARY 29,
                                                          2004          2004
ASSETS                                                (UNAUDITED)    (AUDITED)
CURRENT ASSETS                                        -----------   -----------
    Cash & Cash Equivalents ........................  $   133,324   $   219,682
    Accounts Receivable, net .......................      156,406       130,334
    Inventory ......................................      380,932       378,982
    Prepaid Expenses ...............................       50,497        25,775
                                                      -----------   -----------
TOTAL CURRENT ASSETS ...............................      721,159       754,773
                                                      -----------   -----------

EQUIPMENT & OTHER ASSETS
    Total Equipment ................................    1,231,237     1,216,152
    Less - Accumulated Depreciation ................     (896,363)     (858,417)
                                                      -----------   -----------
    Net Book Value of Equipment ....................      334,874       357,735
    Deposits .......................................       27,652        27,652
    Other Assets ...................................       44,718        48,027
                                                      -----------   -----------
TOTAL EQUIPMENT & OTHER ASSETS .....................      407,244       433,414
                                                      -----------   -----------

TOTAL ASSETS .......................................  $ 1,128,403   $ 1,188,187
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable ...............................  $   270,002   $   325,723
    Notes Payable to Related Parties ...............        7,000         7,000
    Accrued Expenses ...............................      102,285        99,205
    Note Payable to Bank ...........................      198,581       198,581
    Current Portion Capital Lease Obligations ......       15,381        19,079
                                                      -----------   -----------
    TOTAL CURRENT LIABILITIES ......................      593,249       649,588
                                                      -----------   -----------

OTHER LIABILITIES
     Long-Term Portion of Leases Payable ...........       17,860        24,846
     Deferred Capital Gain Income ..................      325,976       337,215
     Long-Term Debt - Notes Payable ................      450,000       350,000
                                                      -----------   -----------
TOTAL LIABILITIES ..................................    1,387,085     1,361,649
                                                      -----------   -----------

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, 8% Cumulative $.01 Par Value
      Authorized 2,000,000 Shares, Issued &
      Outstanding 10,000 Shares (liquidation value
      $100,000) ....................................          100           100
    Common Stock, $.01 Par Value, Authorized
      50,000,000 Shares, 24,931,000 Shares and
      24,531,000 shares issued and outstanding at
      August 31, 2004 and February 29, 2004,
      respectively .................................      249,310       245,310
    Additional Paid-in Capital .....................    2,258,711     2,252,711
    Accumulated Deficit ............................   (2,624,803)   (2,529,583)
    Treasury Stock at Cost .........................     (142,000)     (142,000)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY .....................     (258,682)     (173,462)
                                                      -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY .......  $ 1,128,403   $ 1,188,187
                                                      ===========   ===========

                 See Accompanying Notes to Financial Statements

                                    REPRO-MED SYSTEMS, INC.
                                    STATEMENTS OF OPERATIONS
                                           UNAUDITED

                                       FOR THE 3 MONTHS ENDED        FOR THE 6 MONTHS ENDED
                                     AUG 31, 2004   AUG 31, 2003   AUG 31, 2004   AUG 31, 2003
                                     ------------   ------------   ------------   ------------
SALES
Net Sales of Products .............  $    366,475   $    379,694   $    873,950   $    809,195

COST AND EXPENSES

  Cost of Goods Sold ..............       173,859        181,427        393,659        380,072
  Selling, General & Administrative
    Expenses ......................       245,029        230,503        469,236        452,442
  Research and Development ........        11,229         11,757         21,672         20,437
  Stock-Based Compensation ........            --             --         20,000             --
  Depreciation and Amortization ...        20,711         20,077         41,255         39,811
                                     ------------   ------------   ------------   ------------
TOTAL COST AND EXPENSES ...........       450,828        443,764        945,822        892,762
                                     ------------   ------------   ------------   ------------


(LOSS) FROM OPERATIONS ............       (84,353)       (64,070)       (71,872)       (83,567)

Non-Operating Income (Expense)
  Interest (Expense) ..............       (14,168)        (7,581)       (26,010)       (16,378)
  Interest & Other Income .........         7,260            158          7,662            395
                                     ------------   ------------   ------------   ------------
                                           (6,908)        (7,423)       (18,348)       (15,983)
                                     ------------   ------------   ------------   ------------


(LOSS) BEFORE INCOME TAXES ........       (91,261)       (71,493)       (90,220)       (99,550)

  Provision for Income Taxes ......        (1,000)             0         (1,000)          (831)
                                     ------------   ------------   ------------   ------------
NET (LOSS) AFTER TAXES ............  $    (92,261)  $    (71,493)  $    (91,220)  $   (100,381)
                                     ============   ============   ============   ============

(LOSS) PER COMMON SHARE

  Primary .........................  $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)
  Fully Diluted ...................  $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)

Average Common Shares
  Outstanding .....................    24,931,000     23,504,000     24,849,696     23,504,000


                         See Accompanying Notes to Financial Statements

                                               4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                    UNAUDITED

                                                         AUGUST 31,   AUGUST 31,
                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ...........................................   ($ 91,220)   ($100,381)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Stock-Based Compensation ...........................      20,000           --
  Legal Expenses Charged to Additional Paid-In Capital     (10,000)          --
  Depreciation and Amortization ......................      41,255       39,811
  Capital Gain - Building Lease ......................     (11,239)     (11,240)
  (Increase) in Accounts Receivable ..................     (26,072)     (14,063)
  (Increase) in Inventory ............................      (1,950)      (7,961)
  Increase in Prepaid Expenses .......................     (24,722)      (5,203)
  (Decrease) Increase in Accounts Payable ............     (55,721)      49,876
  Increase in Accrued Expenses .......................       3,080       36,401
                                                         ---------    ---------

NET CASH (USED IN) OPERATIONS ........................    (156,589)     (12,760)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit .......................          --       23,500
  Capital Expenditures ...............................     (15,085)     (10,220)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..     (15,085)      13,280
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable - President and Others ...............     100,000           --
  Increase in Notes Payable to Related Parties .......          --       41,000
  Preferred Stock Dividend ...........................      (4,000)      (4,000)
  Payments, Increased Obligations on Capitalized
    Leases ...........................................     (10,684)     (15,635)
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ............      85,316       21,365
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................     (86,358)      21,885

Cash and Cash Equivalents, beginning of period .......     219,682       16,738
                                                         ---------    ---------
Cash and Cash Equivalents, end of period .............   $ 133,324    $  38,623
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest ...........................................      26,010       16,378
  Income Taxes .......................................       1,000          831


                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 29, 2004 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2004, and the results of operations and cash flows for the three-month and six-month periods ended August 31, 2004 and 2003 have been included.

The results of operations for the six-month period ended August 31, 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 29, 2004.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2004, the company executed note agreements for $100,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. The Company is obligated to issue 400,000 shares of its common stock under the agreements. As of August 31, 2004, 185,000 of these shares have been issued and the remaining 215,000 shares have been reflected as issued for financial statement purposes.

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

THREE MONTHS ENDED AUGUST 31, 2004 VS. 2003

Sales in the core RES-Q-VAC and Freedom60 lines increased 9.5% quarter over quarter ended August 31, 2004. Sales of RES-Q-VAC increased 12% quarter over quarter, while sales in the Freedom60 line increased 1.2% quarter over quarter. However, these increases in core product sales were offset by a 53% ($42,800) decline in sales in the non-core Gyneco, Restore and OEM lines. Overall, as a result of the decline in the non-core product lines, net sales decreased 3.5% to $366,475 (2004) from $379,694 (2003) for the quarter.

Gross profit margins increased very slightly to 52.6% of net sales in 2004 from 52.2% in 2003. Selling, general and administrative expense increased by $14,526 in 2004 from $230,503 in 2003 primarily as the result of an increase in sales and marketing expenditures.

Research and development expenses declined $528 from 2003 to 2004.

Depreciation and amortization expenses increased $634 during this period. This reflected additional capital equipment purchases during the previous 12 months. The additional depreciation for new capital equipment was partially offset by depreciation expense reductions as some older assets reached the end of their depreciable lives.

Interest expense increased by $6,587, quarter over quarter, primarily as a result of an increase in loans obtained through the company's promissory note program.

Other income increased $7,102, quarter over quarter, largely as the result of a refund of insurance premiums paid in a prior fiscal year and the reduction of an unpaid expense incurred in a prior fiscal year.

As a result of the decreased revenue and increased expenses, net income decreased $20,768 from a loss of $71,493 to a loss of $92,261, quarter over quarter.

SIX MONTHS ENDED AUGUST 31, 2004 VS. 2003

Net sales increased 8.0%, or $64,755, to $873,950 for the six-months ended August 31, 2004 from $809,195 for the six-months ended August 31, 2003. Sales of the RES-Q-VAC product line increased 18.9% for the six-months ended August 31, 2004 vs. the six-months ended August 31, 2003. Sales of the other core product line, Freedom60, increased 19.3% for the same periods. These increases were partially offset by a $64,520 (45.6%) decline in the non-core Gyneco, Restore and OEM product lines during the six-month period.

Gross profit increased to 55% of net sales in 2004 from 53% in 2003 due, in part, to efficiencies realized at the higher sales volume.

Selling, general and administrative expense increased 3.7% ($16,794) to $469,236 in 2004 from $452,442 in 2003.

Research and development expenses increased $1,235 from 2003 to 2004.

Depreciation and amortization expense increased by $1,444 period over period as the result of equipment purchases during the past year.

Interest expense increased 58.8% ($9,632) as a result of an increase in loans obtained through the company's promissory note program.

Other income increased $7,267, quarter over quarter, largely as the result of a refund of insurance premiums paid in a prior fiscal year and the reduction of an unpaid expense incurred in a prior fiscal year.

Net loss for the six months ended August 31, 2004, was reduced by 9.1% to a loss of $91,220 from a loss of $100,381 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of August 31, 2004, $198,581 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid-February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year ended February 29, 2004. This five-year promissory note pays 2% over prime plus four share of common stock per year for every year the loan is in place. We received an additional $100,000 under the same program in the first quarter of fiscal year 2005. Another $25,000 was raised in the first quarter of 2003 under similar terms.

We continue to work towards improving cash flow and have several opportunities to improve sales of our key products, RES-Q-VAC and FREEDOM60. We have expanded our sales efforts in several areas.

Effective March, 2004, we engaged the services of a retired United States Air Force Colonel to guide our RES-Q-VAC military sales efforts. We have met with the Surgeon General of the US Army and followed up with Army medical staff based at Fort Sam Houston in San Antonio, Texas. In May, we hired an experienced Vice President of Sales, based in Florida, to handle sales in the southeastern United States and manage key accounts elsewhere in the country. In June, we engaged a marketing consultant with extensive infusion sales experience to assist in developing additional markets for the FREEDOM60. Finally, in August, 2004, we engaged the services of a sales representative with a background in nursing to market our products in the southeastern United States and provide sales assistance in other key areas.

We have also accelerated marketing efforts at the corporate level with magazine advertising and targeted direct mail campaign. We have begun marketing the Res-Q-Vac to nursing homes, sub-acute care, and alternate site for use during power outages such as recently occurred in Florida during the hurricane season as well as routine suctioning. For the Freedom60, we recently began mailing to home care providers who are members of the National Home Infusion Association. Due to the cost benefit, safety, and performance of the Freedom60, we anticipate increasing interest for this technology in this market.

In May, 2004, we signed a distribution agreement with Omni Biomed LLC, based in Knoxville, Tennessee. Omni Biomed provides distribution and training services to hospitals, physicians, clinics and others in the home and long-term care markets. This agreement provides exclusivity for certain territories based on the performance of their sales.

Our distributor in Europe, Gama Sanitos, is actively engaged in establishing the Freedom60 as the device of choice for the treatment of post-operative pain control throughout Europe. We continue to explore the potential of this application in the domestic market. Gama Sanitos is also jointly developing several new products with us which will enhance the marketability of the FREEDOM60. We continue to look at developing an elastomeric pump which can be used for antibiotics, pain, and KVO (Keep Vein Open) therapy. We believe that for certain applications requiring more fluid volume than 60ml, and for KVO therapy combined with the FREEDOM60, an elastomeric pump will broaden our infusion products line offerings and improve sales.

We continue to pursue capital investment through debt or equity to increase our marketing and sales efforts, and to enhance our existing products as well as new line additions.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2004.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.


 REPRO-MED SYSTEMS, INC.

 /s/ Andrew I. Sealfon                              October 15, 2004
 ---------------------
 Andrew I. Sealfon, President, Treasurer,
 Chairman of the Board, Director, and
 Chief Executive Officer