Form 10QSB
period 2004-11-30
REPRO MED SYSTEMS INC
filed 2005-01-14
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES ACT OF 1934

         For the quarterly period ended              NOVEMBER 30, 2004
                                                     -----------------

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
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at November 30, 2004
               -----                     --------------------------------
     Common stock, $.01 par value                 24,931,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - November 30, 2004 and
         February 29, 2004 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months and
         nine months ending November 30, 2004 and November 30, 2003 ........   4

         Statements of Cash Flow (Unaudited) - for the nine months
         ending November 30, 2004 and 2003 .................................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   6

PART II

ITEM 1.  Legal Proceedings .................................................  11

ITEM 2.  Changes in Securities .............................................  11

ITEM 3.  Defaults Upon Senior Securities ...................................  11

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  11

ITEM 5.  Other Information .................................................  11

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  11

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET

                                                     NOVEMBER 30,   FEBRUARY 29,
                                                        2004           2004
ASSETS                                               (UNAUDITED)     (AUDITED)
CURRENT ASSETS                                       -----------    -----------
    Cash & Cash Equivalents ......................   $    69,657    $   219,682
    Accounts Receivable, net .....................       113,499        130,334
    Inventory ....................................       382,734        378,982
    Prepaid Expenses .............................        43,712         25,775
                                                     -----------    -----------
TOTAL CURRENT ASSETS .............................       609,602        754,773
                                                     -----------    -----------

EQUIPMENT & OTHER ASSETS
    Total Equipment ..............................     1,247,325      1,216,152
    Less - Accumulated Depreciation ..............      (914,786)      (858,417)
                                                     -----------    -----------
    Net Book Value of Equipment ..................       332,539        357,735
    Deposits .....................................        27,652         27,652
    Other Assets .................................        43,063         48,027
                                                     -----------    -----------
TOTAL EQUIPMENT & OTHER ASSETS ...................       403,254        433,414
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 1,012,856    $ 1,188,187
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable .............................   $   292,534    $   325,723
    Notes Payable to Related Parties .............         7,000          7,000
    Accrued Expenses .............................        95,963         99,205
    Note Payable to Bank .........................       198,581        198,581
    Current Portion Capital Lease Obligations ....        15,381         19,079
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES ....................       609,459        649,588

OTHER LIABILITIES
    Long-Term Portion Capital Lease Obligations ..        13,306         24,846
    Deferred Capital Gain Income .................       320,356        337,215
    Long-Term Debt - Notes Payable ...............       450,000        350,000
                                                     -----------    -----------
TOTAL LIABILITIES ................................     1,393,121      1,361,649
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, 8% Cumulative $.01 Par Value
      Authorized 2,000,000 Shares Issued &
      Outstanding 10,000 Shares (liquidation
      value $100,000) ............................           100            100
    Common Stock, $.01 Par Value, Authorized
      50,000,000 Shares, 24,931,000 shares and
      24,531,000 shares issued and outstanding at
      November 30, 2004 and February 29, 2004,
      Respectively ...............................       249,310        245,310
    Additional Paid-in Capital ...................     2,258,711      2,252,711
    Accumulated Deficit ..........................    (2,746,386)    (2,529,583)
    Treasury Stock at Cost .......................      (142,000)      (142,000)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .......................      (380,265)      (173,462)
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........   $ 1,012,856    $ 1,188,187
                                                     ===========    ===========

                 See Accompanying Notes to Financial Statements

                                    REPRO-MED SYSTEMS, INC.
                                   STATEMENTS OF OPERATIONS
                                           UNAUDITED

                                       FOR THE 3 MONTHS ENDED        FOR THE 9 MONTHS ENDED
                                     NOV 30, 2004   NOV 30, 2003   NOV 30, 2004   NOV 30, 2003
                                     ------------   ------------   ------------   ------------
SALES

Net Sales of Products .............  $    337,141   $    380,163   $  1,211,091   $  1,189,358

COST AND EXPENSES

  Cost of Goods Sold ..............       160,409        178,870        554,068        558,942
  Selling, General & Administrative
    Expenses ......................       258,763        237,012        727,999        689,454
  Research and Development ........        10,943         10,563         32,615         31,000
  Stock-Based Compensation ........            --             --         20,000             --
  Depreciation and Amortization ...        20,079         20,490         61,334         60,301
                                     ------------   ------------   ------------   ------------
TOTAL COST AND EXPENSES ...........       450,194        446,935      1,396,016      1,339,697
                                     ------------   ------------   ------------   ------------


(LOSS) FROM OPERATIONS ............      (113,053)       (66,772)      (184,925)      (150,339)

Non-Operating Income (Expense)
  Interest (Expense) ..............       (15,047)        (9,133)       (41,057)       (25,511)
  Interest & Other Income .........         6,517              5         14,179            400
                                     ------------   ------------   ------------   ------------
  Remove this .....................        (8,530)        (9,128)       (26,878)       (25,111)
                                     ------------   ------------   ------------   ------------


(LOSS) BEFORE INCOME TAXES ........      (121,583)       (75,900)      (211,803)      (175,450)

  Provision for Income Taxes ......             0              0         (1,000)          (831)
                                     ------------   ------------   ------------   ------------

NET (LOSS) ........................  ($   121,583)  ($    75,900)  ($   212,803)  ($   176,281)
                                     ============   ============   ============   ============

NET (LOSS) PER COMMON SHARE

  Primary .........................  ($      0.01)  ($      0.01)  ($      0.01)  ($      0.01)
  Fully Diluted ...................  ($      0.01)  ($      0.01)  ($      0.01)  ($      0.01)

Average Common Shares
  Outstanding .....................    24,931,000     23,554,000     24,876,600     23,529,000

                        See Accompanying Notes to Financial Statements

                                               4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                     NOVEMBER 30,   NOVEMBER 30,
                                                         2004           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ........................................   ($212,803)     ($176,281)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Stock-Based Compensation ........................      20,000          2,000
  Legal Expenses Charged to Additional
    Paid-In Capital ...............................     (10,000)            --
  Depreciation and Amortization ...................      61,333         60,301
  Capital Gain - Building Lease ...................     (16,859)       (16,860)
  Decrease in Accounts Receivable .................      16,835         32,933
  Decrease (Increase) in Inventory ................      (3,752)        12,199
  Increase in Prepaid Expenses ....................     (17,937)       (15,230)
  (Decrease) Increase in Accounts Payable .........     (33,189)        60,164
  Decrease (Increase) in Accrued Expenses .........      (7,242)        22,809
                                                      ---------      ---------

NET CASH USED IN OPERATIONS .......................    (203,614)       (17,965)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit ....................          --         23,500
  Capital Expenditures ............................     (31,173)       (18,481)
                                                      ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (31,173)         5,019
                                                      ---------      ---------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Notes Payable - President and Others ............     100,000             --
  Increase in Notes Payable to Related Parties ....          --         41,000
  Preferred Stock Dividend ........................          --         (4,000)
  Payments, Increased Obligations on Capitalized
    Leases ........................................     (15,238)       (23,885)
                                                      ---------      ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES ........      84,762         13,115
                                                      ---------      ---------

NET (DECREASE) INCREASE IN CASH ...................    (150,025)           169

Cash and Cash Equivalents, beginning of period ....     219,682         16,738
                                                      ---------      ---------
Cash and Cash Equivalents, end of period ..........   $  69,657      $  16,907
                                                      =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest ........................................   $  41,057      $  25,511
  Income Taxes ....................................       1,000            831

  Non-Cash Investing and Financing Activities:
    Preferred Stock Dividend Payable ..............   $   4,000             --

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2004, and the results of operations and cash flows for the three and nine month periods ended November 30, 2004 and 2003 have been included.

The results of operations for the nine-month period ended November 30, 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 29, 2004.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2004, the company executed note agreements for $100,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. The Company is obligated to issue 400,000 shares of its common stock under the agreements. As of November 30, 2004, 185,000 of these shares have been issued and the remaining 215,000 shares have been reflected as issued for financial statement purposes.

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

THREE MONTHS ENDED NOVEMBER 30, 2004 VS. 2003

International sales of products in the RES-Q-VAC product line increased 42% quarter over quarter ended November 30, 2004. However, this was offset by continued softness in the domestic market where RES-Q-VAC sales declined 37.8%, resulting in a net increase of 0.1% in RES-Q-VAC sales, quarter over quarter. Sales in the other core product line, Freedom60, declined 13.6%. Sales in the non-core product lines, including Gyneco and OEM manufacturing, also declined. Overall, net sales for the quarter decreased 11.3% to $337,141 in 2004 compared to net sales of $380,163 in 2003.

The majority (75%) of the decrease between 2003 and 2004 was the result of a severe decline in sales in the month of October. Based on discussions with our largest RES-Q-VAC distributor, we believe that this condition was experienced throughout the industry. There was a substantial rebound in sales by mid-November.

Gross profit remained nearly constant at 52.4% of net sales, compared to 52.9% of net sales in 2003.

Selling, general and administrative expense increased by $21,751 in 2004 from $237,012 in 2003 primarily as the result of increased sales and marketing expenditures, including direct mail, advertising and exhibitions at trade shows.

Research and development expenses remained nearly level, increasing slightly by $380 from $10,563 in 2003 to $10,943 in 2004.

Interest expense increased 64.8% ($5,914) due to an increase in loans obtained through the company's promissory note program.

Other Income increased by $6,512 as the result of insurance refunds received for premiums paid in the previous fiscal year.

The net loss increased to $121,583 in 2004 compared to a loss of $75,900 in 2003 due to lower sales volume and slightly higher costs.

NINE MONTHS ENDED NOVEMBER 30, 2004 VS. 2003

Net sales increased 1.8% to $1,211,091 (2004) from $1,189,358 (2003) for the nine-month period ending November 30. Supported by a 21.6% increase in international sales, over-all sales of the RES-Q-VAC increased 13.3% for the nine-months ended November 30, 2004 vs. the nine-months ended November 30, 2003. Sales of products in the Freedom60 line increased 6.2% during the same time period. Sales increases in the two core product lines were offset by a 45.1% decrease in non-core products, including Gyneco and OEM manufacturing.

Gross profit increased to 54.3% of net sales in 2004 from 53.0% in 2003.

Selling, general and administrative expense increased by $38,545 in 2004 from $689,454 in 2003 primarily as the result of increased sales and marketing expenditures, including direct mail, advertising and exhibitions at trade shows.

Research and development expenses increased $1,615 from 2003 to 2004.

Depreciation and amortization expense increased by $1,033 period over period as the result of equipment purchases during the past year.

Interest expense increased 60.9% ($15,546) as a result of an increase in loans obtained through the company's promissory note program.

Other income increased $13,779, period over period, largely as the result of refunds of insurance premiums paid in a prior fiscal year and the reduction of an accrued, but unpaid, expense incurred in a prior fiscal year.

The net loss increased to $212,803 in for the nine-months ended November 30, 2004, compared to a loss of 176,281 in the same period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of November 30, 2004, $198,581 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid-February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year ended February 29, 2004. This five-year promissory note pays 2% over prime plus four shares of common stock per year for every year the loan is in place. We received an additional $100,000 under the same program in the first quarter of fiscal year 2005. Another $25,000 was raised in the first quarter of 2003 under similar terms.

We continue to work towards improving cash flow and have several opportunities to improve sales of our key products, RES-Q-VAC and FREEDOM60. We have expanded our sales efforts in several areas.

RES-Q-VAC

We have added several features to the RES-Q-VAC which make the product much more interesting not only in the current markets but in several new markets as well. The first of these improvements is the addition of FULL STOP PROTECTION (FSP) to the RES-Q-VAC, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens. The RES-Q-VAC is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the FSP device. The Company has received a letter from OSHA confirming that the Full Stop Protector falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for Disease Control in Atlanta have issued guidelines for medical personnel for the treatment of patients with SARS which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC is the only hand-held portable suction system which meets this requirement.

We have also added new sturdier connectors to our pediatric catheters, which allow them to connect directly to the adult containers with FSP. These connectors allow pediatric suctioning with the benefit of the full protection FSP device as well as with sterile catheters. These improved features come at a lower cost for the user, and a more compact kit for easier transport. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery. The adult large bore yankuer is also fitted with an improved connector, for easier changeability and convenience.

We have begun upgrading our RES-Q-VAC distribution channels by selecting key distributors to work with as master distribution outlets. The domestic emergency medical market has softened due to a decrease in Federal reimbursement to state and city regional areas. We have concluded that we can have more effective market penetration with major master distributors who will have much greater sales volume and be able to better support our products. In the domestic market, there are currently two major distributors who have expressed interest in working with us in this capacity, and we are moving aggressively towards finalizing these arrangements.

We are also moving to consolidate international RES-Q-VAC distribution, as well, by selecting one or two master distributors in each country. We already have master distribution in Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We are currently negotiating single-point distribution in Italy and the United Kingdom. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

We have begun a major sales effort into the nursing home market for the RES-Q-VAC. The features of Full Stop Protection to meet OSHA requirements, sterile catheters, and the ability of RES-Q-VAC to work during extended power outages, have created a receptive market, especially in regions which recently have had major power outages, such as Florida with the recent hurricanes and the blackout in the Northeast. Patients on ventilators, tracheotomy patients, elderly with swallowing disorders, stroke, heart attack, choke victims--all may need prompt effective suctioning wherever they are and for whom RES-Q-VAC may be life saving. This includes locations such as dining rooms, recreations areas, transportation and outdoor activities, among others.

In the third quarter we began advertising as well as an extensive mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market. After a one-time mailing to seven states, we have received more than 100 direct responses, with several being national and regional accounts involving potentially hundreds of additional nursing homes, and resulting in a number of new customers during the past several weeks. We plan to continue the mail and telemarketing to the greatest extent possible with our resources.

Additional new markets we have recently sold into include schools, and hospital-based respiratory centers. We plan mailings into those markets, as well. In the school market, we have been informed that any school with a swimming pool is normally required to have suction equipment available. In addition, many schools are installing automatic electronic defibrillators (AED's) for which suction is mandatory in more than 50% of uses for this device. Our mailings to nursing homes also resulted in some interest by respiratory centers, and we believe there may be additional sales opportunities in this market.

FREEDOM60

We recently joined the National Home Infusion Association (NHIA) and begun a mailing and telemarketing to all their members. This effort has resulted in several new customers including a large heath maintenance service in Utah, two centers of a national provider of intravenous services to children, one large health insurance carrier and one of largest providers of infusion services in North Florida. The decrease in reimbursement continues to encourage home health care providers to seek out effective lower cost infusion systems. We have new trials for Freedom60 in progress and a number of new leads have been generated from the recent mailings. We also have begun video conferencing to provide easier, faster and more cost-effective in-servicing and training for the Freedom60.

TRADE SHOWS

We continue to support our products at several trade shows. In October, we exhibited at EMS Expo in Atlanta, Georgia. In November, we exhibited at Medica in Dusseldorf, Germany, the world's largest medical products trade show. In February, 2005, we are scheduled to exhibit at the annual National Home Infusion Association conference in New Orleans, followed by an exhibition at EMS Today in Philadelphia in March, 2005. In June, 2005, we will be exhibiting at AMBEX, a large medical show in the United Kingdom.

OTHER

Our distributor in Europe, Gama Sanitos, is actively engaged in establishing the Freedom60 as the device of choice for the treatment of post-operative pain control throughout Europe. We continue to explore the potential of this application in the domestic market. We are jointly developing several new products with Gama Sanitos which will enhance the marketability of the FREEDOM60. We continue to look at developing an elastomeric pump which can be used for antibiotics, pain, and KVO (Keep Vein Open) therapy. We believe that for certain applications requiring more fluid volume than 60ml, and for KVO therapy combined with the FREEDOM60, an elastomeric pump will broaden our infusion products line offerings and improve sales.

Our Freedom60 Syringe Infusion System is in the process of being evaluated by the Bath Institute of Medical Engineering (BIME) in the United Kingdom for eventual sale in that market. We have also added new RES-Q-VAC distributors in several countries including Croatia, Dubai, Turkey, Hong Kong and China as a result, in part, of our presence at the Medica trade show in Dusseldorf, Germany, and our ongoing international sales efforts.

We continue to pursue capital investment through debt or equity to increase our marketing and sales efforts, and to enhance our existing products and add to product lines.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

However, It has been brought to management's attention that one of the company's German distributors has commenced selling a copy, manufactured in China, of our basic RES-Q-VAC. The distributor has offered to negotiate a legal settlement in this matter. If a mutually acceptable agreement cannot be reached, we will consider litigation as an option.

Although we believe that the Chinese copy is inferior in quality and lacks Full Stop Protection, it is being offered at a lower price and could adversely affect our sales in international markets.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2004.

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

REPRO-MED SYSTEMS, INC.

 /s/ Andrew I. Sealfon                                January 14, 2005
 ---------------------
 Andrew I. Sealfon, President, Treasurer,
 Chairman of the Board, Director, and
 Chief Executive Officer