Form 10KSB
period 2005-02-28
REPRO MED SYSTEMS INC
filed 2005-06-14
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the fiscal year ended              FEBRUARY 28, 2005
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Based on the closing sales price of February 28, 2005, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $2,862,970.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 26,027,000 at February 28, 2005 which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents


PART I                                                                      Page

         Item 1.    Business ...............................................   3

         Item 2.    Description of Property ................................  13

         Item 3.    Legal Proceedings ......................................  13

         Item 4.    Submission of Matters to a Vote of Security Holders ....  13

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters ....................................  13

         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................  14

         Item 7.    Financial Statements ...................................  20

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures ...................  21

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance With Section 16(a) of the
                    Exchange Act ...........................................  21

         Item 10.   Executive Compensation .................................  22

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management .........................................  22

         Item 12.   Certain Relationships and Related Transactions .........  24

PART IV

         Item 13.   Exhibits and Reports on Form 8-K .......................  25

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Repro-Med Systems, Inc. went public in 1982 (OTC - symbol REPR). We design and manufacture medical devices directing resources to the global markets for medical respiratory products and infusion therapy. We maintain a presence in the US markets for impotency treatments and gynecological instruments. These products are regulated by the FDA.

Repro-Med Systems, Inc. was incorporated under the laws of the State of New York, March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, fax is 845-469-5518 and the Internet site is www.repro-med.com

PRODUCTS

The primary growth strategy is to develop unique, proprietary medical devices. These devices are intended to out-perform current medical devices, to save money for the user, and create a repetitive demand for replacement of the disposable component - "razor - blade model". This strategy led to our development of products for the ambulatory infusion systems and emergency medical equipment markets. Historically, contract manufacturing was a strong source of revenue, but the Company is transitioning away from this market in order to concentrate on our own proprietary devices. Male infertility and impotency treatments were the first markets entered in the early 1980's. Our presence in this market has decreased due to a shift in focus towards the RES-Q-VAC and FREEDOM60. The Company is seeking outside funding to increase market penetration and introduce additional products into this market. The Gyneco gynecological instrument product line was acquired in 1986 and sales continue primarily through repeat business.

         The table below presents the product mix for the last two fiscal years.

                                                        2005         2004
                                                     % of Sales   % of sales
                                                     ----------   ----------
         Infusion Therapy                                21%          20%
         Medical Suction                                 68%          62%
         Contract Manufacturing                           3%           9%
         Gynecological Instruments                        7%           9%
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

FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion Pump was designed for ambulatory infusions. Ambulatory infusion pumps are most prevalent in the home care market. We are also considering using the FREEDOM60 for pain control applications, specialized drugs such as Igg, and chemotherapy. The home infusion therapy market is comprised of 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations with approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

The FREEDOM60 provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, FREEDOM60 is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free--no batteries to replace, no cumbersome IV pole. For the infusion professional, FREEDOM60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Premarket Notification for initial design of the FREEDOM60 as a Class II device was approved by the FDA in May 1994.

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

We recently began providing the FREEDOM60 to a Veteran's Administration hospital in Philadelphia for use in IV push in the hospital, a new market. There are many medications which need to be injected or infused into patients and the FREEDOM60 is capable of providing safe quality infusions and save nursing labor in the hospital setting. In the Philadelphia location the IV push is used for stress testing with the drug percantine.

We have also tested the FREEDOM60 for use with MRI systems and have determined that they can be safely employed in these locations if maintained at a distance of one meter from the MRI magnet. This also opens up potential new uses for the FREEDOM60 Syringe Infusion System.

Recently we have had many inquiries for the FREEDOM 60 for use in Primary Immune Deficiency, injecting immune globulin under the skin as a sub cutaneous administration. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM 60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60 is the lowest cost infusion system available in a heavily cost constrained market.

We are looking to increase our marketing penetration into home care in the domestic market, and introduce pain control and chemotherapy into our market as well. We believe we are well-positioned to meet the needs of the current medical realities: low reimbursement and an aging population.

Repro-Med Systems' objective is to build a product franchise with FREEDOM60 and the sale of patented disposable tubing sets. FREEDOM60 uses rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Connecting to the pump is a patented syringe disc connector insures that only FREEDOM60 tubing sets sold by us will function within the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump and prevent an overdose or runaway pump from injuring the patient.

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

ECONOMIC BENEFITS OF FREEDOM60 DISPOSABLE SALES

We have sold approximately 3,270 pumps since March, 2000. We sold approximately 580 pumps during the past fiscal year. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 1,700 FREEDOM60 pumps currently in operation. The FREEDOM60 pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.06 per use. The tubing sets currently have an average price of $3.20. In the past, we have noted that each pump is used an average of 12 times per month. However, customers are becoming much more cost-conscious and are increasing the number of uses per set through sterile filters, changes in protocols and other means. We now estimate that each pump uses an average of six sets per month. This monthly rate amounts to annual usage of 72 sets producing typical gross revenues of $230 per pump. If the pump is operated up to 4 times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years.

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

Most of our current sales are sold directly to health care providers. We have a few distributors in both the domestic and foreign markets. Distributors typically receive discounts from list price depending upon servicing and volumes of up to 30%.

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

PORTABLE MEDICAL SUCTION

RES-Q-VAC products provide a complete airway suction system for neonates, children and adults for use in any location, as it is non-electric. RES-Q-VAC removes fluids from a patient's airway. RES-Q-VAC consists of a hand-held, portable suction pump that can be connected to various sized sterile or non-sterile catheters. The one-hand operation makes it extremely effective particularly in emergencies. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician, for example, from HIV when suctioning a patient or during post treatment cleanup. All the parts that connect to the pump are disposable. RES-Q-VAC was introduced in 1990 and is now sold in 31 countries. The product is generally found in emergency vehicles, hospitals and as backup support for powered suction systems.

The RES-Q-VAC is currently the market leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-Vac from Laerdal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC entered the market. The RES-Q-VAC, however, has proven to be significantly superior and dominates the market to date. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to RES-Q-VAC, made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, we believe we will continue to maintain and build market share with an improved RES-Q-VAC (discussed below) and gain a significant portion of the electric suction pump market with the introduction of the RES-Q-VAC Plus system currently under development.

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

We have also added new sturdier connectors to our pediatric catheters, which allow them to connect directly to the adult containers with FSP. These connectors allow pediatric suctioning with the benefit of the Full Stop Protection device as well as with sterile catheters. These improved features come at a lower cost for the user, and a more compact kit for easier transport. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery. The adult large bore yankuer is also fitted with an improved connector, for easier changeability and convenience.

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

Respiratory - in homes, long term care, for situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators, tracheotomies--all can benefit from the portability, cost and performance of the RES-Q-VAC. Even in the hospital, emergency back up due to power loss or breakdown of the wall suction system, RES-Q-VAC can provide quality lifesaving care at an affordable cost. Typically for the home, these devices are non-sterile and reusable.

Hospital Use - for crash carts, the emergency room, patients in isolation, moving patients about the hospitals (e.g.,from ICU to Radiology) and backup for respiratory, RES-Q-VAC is available sterile with Full Stop Protection for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. We provide special hospital kits which are fully stocked to meet all hospital applications for both adult and pediatric.

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

Military Applications - we had met with the Surgeon General of the US Army who advised us that products like ours are needed for the types of non battlefield warfare currently facing our soldiers. Due to its light-weight, portability, and rapid deployment, RES-Q-VAC is ideal for many military situations. In addition, exposure to chemical weapons of mass destruction such as sarin are best treated by rapid, aggressive, repeated suctioning. We believe that the RES-Q-VAC's compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

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

The US market for impotency treatments is estimated at 30 million men. Pfizer reports that Viagra will not work for 30%-40% of impotent men. Consequently, the potential market for the RESTORE Kit in the US is approximately 10 million men. We have been compelled by limited resources to rely heavily on a dedicated web site to generate interest and sales for the RESTORE Kit.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC and FREEDOM60. OEM sales have been as high as 70% of sales (1996). In 2005 and 2004, contract manufacturing amounted to 3% and 7% of sales, respectively. In late 1998, one customer substantially reduced marketing support for its product and consequently requested postponement of shipments. We have been manufacturing a portable, hand-operated suction pump for sale to the remaining active customer but were informed that the demand for this product has diminished. As a result, the Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

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

Over the past year, we have begun upgrading our EMS RES-Q-VAC distribution channels by selecting key distributors to work with as master distribution outlets. The domestic emergency medical market has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police and emergency services. We have concluded that we can have more effective market penetration with major master distributors who will have much greater sales volume and be able to better support our products. In the domestic market, there are currently two major distributors who have expressed interest in working with us in this capacity, and we are moving aggressively towards finalizing these arrangements.

We are also moving to consolidate international RES-Q-VAC distribution, as well, by selecting one or two master distributors in each country. We already have master distribution in Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We are currently negotiating single-point distribution in the United Kingdom. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

Near the end of the third quarter we began an extensive mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market. After a one-time mailing to seven states, we have received more than 100 direct responses, with several being national and regional accounts involving potentially hundreds of additional nursing homes, and resulting in a number of new customers during the past several weeks. We plan to continue the mail and telemarketing to the greatest extent possible with our resources.

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

To enhance our FREEDOM60 marketing efforts, we recently joined the National Home Infusion Association (NHIA) and begun a mailing and telemarketing to all their members. This effort has resulted in several new customers including a large heath maintenance service in Utah, two centers of a national provider of intravenous services to children, one large health insurance carrier and one of largest providers of infusion services in North Florida. The decrease in reimbursement continues to encourage home health care providers to seek out effective lower cost infusion systems. We have new trials for FREEDOM60 in progress and a number of new leads have been generated from the recent mailings. We also have begun video conferencing to provide easier, faster and more cost-effective in-servicing and training for the FREEDOM60.

We continue to support both of our main product lines at trade shows. In October, we exhibited at EMS Expo in Atlanta, Georgia. In November, we exhibited at Medica in Dusseldorf, Germany, the world's largest medical products trade show. In February, 2005, we exhibited at the annual National Home Infusion Association conference in New Orleans, followed by an exhibition at EMS Today in Philadelphia in March, 2005.

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

In February 2005, we employed 21 employees, 14 were assigned to manufacturing operations, two to sales and customer support, two to administrative functions, one to quality assurance functions, one Vice President of Sales, one Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and one Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President and the head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

Our last filing of Form 510(k) with the FDA was for the resuscitator and the vacuum erection device and constriction rings, both approved in 1998.

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

On January 13, 2005, we received a notice of allowability for a patent for a new mechanical variable flow rate controller. Used with our FREEDOM60 Syringe Infusion System, this device enables the use to select from a number of flow rates while using just one set of tubing, allowing flow rates to be changed during the course of a single infusion to better meet the needs of the patient. The device may be applied to other infusion systems as well. We have not yet determined a production or marketing strategy for this product.

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

The third most recent patent granted to us was #5,336,189 for a "Combination IV Pump & Disposable Syringe" which confers a unique syringe to IV pump interface design. This patent is for the FREEDOM60 Infusion System, an infusion therapy product. The cost of filing and maintaining applications has deterred pursuing international patents.

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

In the third quarter of the fiscal year, it was brought to management's attention that one of the company's German distributors had commenced selling a copy, manufactured in China, of our basic RES-Q-VAC, using the RES-Q-VAC name. The distributor eventually agreed to discontinue use of the RES-Q-VAC name, destroy its existing inventory of the copied pumps and to refrain from selling the copied pumps in the future.

To strengthen our position in the future, we applied for, and were granted, trademark status for the RES-Q-VAC name in Germany. An application to register the name throughout the entire European Union has been filed and is undergoing review.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the building's annual property taxes, amounting to $50,424 for the year ended February 28, 2005. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2005.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2005, 26,027,000 shares were issued and outstanding and there were approximately 1,139 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                                     High Bid         Low Bid
                                                     --------         -------
Year Ended February 28, 2005
----------------------------
1st Quarter                                           $0.230          $0.011
2nd Quarter                                           $0.160          $0.050
3rd Quarter                                           $0.190          $0.050
4th Quarter                                           $0.180          $0.070

Year Ended February 29, 2004
----------------------------
1st Quarter                                           $0.230          $0.010
2nd Quarter                                           $0.090          $0.040
3rd Quarter                                           $0.050          $0.040
4th Quarter                                           $0.250          $0.040

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 238,095 shares of Repro-Med common stock at $0.40 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.42.

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2005, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

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

RESULTS OF OPERATIONS

2005 VS. 2004

We have greatly extended our sales and marketing efforts for our two core product lines, the RES-Q-VAC Medical Suction system and FREEDOM60 Syringe Infusion System. This included mail marketing, telemarketing, trade shows, and increased on site sales calls. We have achieved inroads into several new markets and have seen the largest increase this year in new customers for both product lines as compared to the last six.

Domestically, we have added 55% more RES-Q-VAC customers this year as compared to last year (67 versus 43) with 33% (22) added in the last quarter of the year. For FREEDOM60, we experienced a 67% increase in new customers over last year (67 versus 43) with 55% (11) of them coming in the last quarter. Since a major portion of our income stream is derived from the use of disposable supplies, it will take several months for the full impact of these new customers to be reflected in our sales figures. Also, new customers tend to purchase smaller initial quantities and build up over time, thus we expect these sales to continue to increase.

RES-Q-VAC sales in the domestic Emergency Medical Services saw increased pressure from reduced spending at the state and local level to fire departments, police, and emergency services. We began consolidating our marketing channels this year to key select distributors and we were able to sustain an 8% growth to $315,361 from $292,073 in spite of the domestic market pressures. Our new RES-Q-VAC markets showed increases as well. Due to this year's marketing efforts, the nursing home market increased 642% to $11,004 from $1,483 and new customers increased 162% (34 versus 13). Dental sales increased by 90% (to $7,318), and sales to schools, prisons etc., increased by 234% (to $1,985) and respiratory increased 18% to $2918. This year we have also begun selling hospice, and hospitals as well. Despite the overall gain in RES-Q-VAC sales, some specific market segments for that product declined, including sales to the military which decreased $7,700, and sales to industrial customers who service the airline, water safety and other specific industries fell slightly by 2.4% to $52,684.

We added a dedicated product manager for RES-Q-VAC foreign sales and these sales increased for 2005 by 16%. We have also been working towards consolidating our foreign distributors to gain additional support and market share.

Sales of our non-core product lines (Gyneco, Restore) declined 19.4% from the prior year on weaker Gyneco sales. Sales from OEM manufacturing (production for other manufacturers) decreased 60.2% to $52,600. Collectively, the non-core product lines and OEM sales accounted for less than 11% of the company's revenues in 2005. Historically, OEM manufacturing represented as much as 70% (in
1996) of our revenues. However, as we have shifted to our own proprietary products, OEM sales have diminished in importance. We do not actively seek OEM business but will accept these contracts when appropriate.

Our total sales increased overall 2.1% for the year ended February 28, 2005 to $1,560,220 from $1,528,385 in 2004 as we overcame the OEM and non-core product decreases with increased sales of our two main products.

As a result of increased marketing and administrative expenditures, the Net Loss for the year ended February 28, 2005, was $400,892, including $74,800 in stock-based compensation, as compared to the previous year's loss of $277,998 (which included stock-based compensation of $51,350).

Gross profit margin for the year ended February 28, 2005 was 53%, the same as experienced in the prior year ending February 29, 2004. Selling, General & Administrative Expenses (SG&A) increased $116,083 year over year from $876,385 to $992,468. Approximately $105,000 of this increase is attributable to intensified marketing efforts, including the addition of salary and expenses for an experienced, full-time sales person who joined the company in June, 2004, trade show costs and new direct marketing efforts. We accelerated our marketing activities toward the end of the fiscal year, with about 40% of the year's incremental marketing expenses incurred in the fourth quarter.

Research and development expenses increased slightly by $1,843 from $42,186 to $44,209 in 2005.

Interest expense increased by $27,656 to $59,572 in 2005 from $31,916 in 2004 as the result of our financing activities as well as higher interest rates, which increase the cost of our variable-rate debt.

We've increased RES-Q-VAC sales and anticipate maintaining the franchise though the addition of our FULL STOP PROTECTION filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens. The RES-Q-VAC is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the FULL STOP PROTECTION device. The Company has received a letter from OSHA confirming that the Full Stop Protector falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC is the only hand-held portable suction system which meets this requirement.

We continue to seek funds to increase marketing and sales of both key products and to design a new improved RES-Q-VAC suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also beginning to promote the RES-Q-VAC in the home care market, for which the RES-Q-VAC is ideally suited due to its low cost, portability and convenience. We have begun marketing a dental version called Dental-Evac and have added one distributor. We have signed an agreement with a company to market RES-Q-VAC and certain other of our products in the veterinary markets.

LIQUIDITY AND CAPITAL RESOURCES

The net loss of $400,892 was offset by non-cash expenses for depreciation and stock-based compensation and financed in part by loans. For the year ended February 28, 2005 Net Cash from Operations was ($191,694) as compared with ($34,925) for the prior year. This adverse change of $156,769 was due primarily to a $122,894 increase in the net loss. As a result, at the end of fiscal year 2005, the net working capital decreased to ($152,205).

The net loss of $400,892 was offset by non-cash expenses for depreciation and stock-based compensation and financed in part by loans.

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of February 28, 2005, $198,553 had been advanced on the line of credit. In accordance with the agreement the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year. An additional $100,000 was raised under this program in early fiscal year 2005. This five year promissory note pays 2% over prime plus four shares of common stock per year for every year the loan is in place. An additional $25,000 was raised from related parties in the first and second quarters of 2003 under similar terms.

Accounts Receivable, net of reserves, decreased at February 28, 2005 to $125,078 as compared to $130,334 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2005, 87% of Accounts Receivable were current or less than 30 days past due, 4% were at 30-60 days and 9% were over 60 days.

Prepaid expenses and other receivables increased $10,756 from $25,775 to $36,531.

Expenditures for capital equipment and intellectual property protection increased in 2005 decreased $32,952 to $58,172 as compared to $25,220 in 2004. These expenditures were for production equipment, molds and the costs for the filing and issuance of patents and trademarks.

We are contingently liable to rework approximately 15,000 units of a product for an OEM customer order which was completed in prior years. The total additional material and labor cost to complete this rework approximates $80,000, which has not been recorded in the financial statements. These units are deliverable over the next four years.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the building's annual property taxes, amounting to $50,424 for the year ended February 28, 2005. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. Substantial resources were directed into the marketing efforts during the past year which produced a 33% increase in new in new RES-Q-VAC customers and a 55% increase in new FREEDOM60 users--all occurring in the last quarter of the year ending February 28, 2005. We are aware of this delay between marketing and the resulting sales in our medical markets. Furthermore, new customers tend to purchase smaller initial quantities, and since a major portion of our income stream is derived from the use of disposable supplies, it will take several months for the full impact of new customers to be reflected in our sales performance.

We believe we have created and will continue to enhance a new customer base for our products. If sales continue to meet the Company's targets, which can not be assured, we believe that we will have sufficient resources to meet our obligations for the next twelve months. However, if these sales do not continue to develop to our expectations, and if new funding does not become available, then our viability could be in question (see going concern qualification NOTE 1
- Notes to Financial Statements). We remain cautiously optimistic that, at a minimum, these new sales will continue to meet our expectations and needs for the coming year.

SUBSEQUENT EVENTS

In March and April, 2005, we raised an additional $80,000 under the promissory note private placement program.

In March, 2005, we signed a contract with a company in the veterinary (livestock) industry to private label our RES-Q-VAC pump for use in their new, patented milking product.

2004 VS. 2003

Although sales of the FREEDOM60 Syringe Infusion System for the year ended February 29, 2004, increased by 20% over 2003, RES-Q-VAC sales experienced a 16% decline, concentrated in the domestic market. This resulted in a decline in total sales to $1,528,385 from $1,656,553 in 2003. Net profit declined slightly to a net loss of $277,998 in 2004 from $268,190 in 2003.

Sales of our non-core product lines (Gyneco, RESTORE) declined 20% from the prior year. Revenues from OEM manufacturing increased 106%.

Gross profit margin for the year ended February 29, 2004 was 53%, an improvement from 42% in 2003. Selling, General & Administrative Expenses (SG&A) increased $48,519 year over year from $827,866 to $876,385 primarily due to the addition of a sales person who worked for us for part of calendar year 2003 (fiscal year
2004).

Research and development expenses increased slightly by $1,917 from $40,269 to $42,186 in 2004.

Interest expense increased by $5,433 to $31,916 in 2004 from $26,483 in 2003 as a result of our financing activities.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements and Supplementary Data                        Page
----------------------------------------------------                        ----

         Report of Independent Registered Public Accounting Firm             F-1

         Balance Sheets                                                      F-2

         Statements of Operations                                            F-3

         Statement of Stockholders' Deficit                                  F-4

         Summary of Cash Flows                                               F-5

         Notes to Financial Statements                                       F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Repro-Med Systems, Inc.
Chester, NY


We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2005 and February 29, 2004 and the related statements of operations, stockholders deficit and cash flows for each of the two years in the period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2005 and February 29, 2004 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has incurred cumulative losses of $2,938,475, has a negative working capital of $152,205, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                       /s/ Meyler & Company, LLC

June 1, 2005
Middletown, NJ

                                  REPRO-MED SYSTEMS, INC.
                                      BALANCE SHEETS

                                          ASSETS
                                                               February 28,    February 29,
                                                                   2005            2004
                                                               -----------     -----------
CURRENT ASSETS
   Cash ...................................................    $    37,330     $   219,682
   Accounts receivable less allowance for doubtful accounts
    of $19,974 and $20,997 for 2005 and 2004, respectively         125,078         130,334
   Inventory ..............................................        371,569         378,982
   Prepaid expenses .......................................         36,531          25,775
                                                               -----------     -----------
          Total Current Assets ............................        570,508         754,773

PROPERTY AND EQUIPMENT, NET ...............................        337,708         357,735

OTHER ASSETS
   Patents, net of amortization of $75,120 and $68,861 for
    2005 and 2004, respectively ...........................         35,079          38,338
Goodwill, net of amortization of $4,808 and $4,488 for
    2005 and 2004, respectively ...........................          9,329           9,689
Security deposits .........................................         27,652          27,652
                                                               -----------     -----------
                                                                    72,060          75,679
                                                               -----------     -----------
                                                               $   980,276     $ 1,188,187
                                                               ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Note payable to bank -- demand .........................    $   198,553     $   198,581
   Notes payable to related parties .......................          7,000           7,000
   Accounts payable .......................................        348,316         325,723
   Accrued expenses .......................................         60,588          51,956
   Accrued interest .......................................         31,469          17,985
   Current portion of capital lease obligations ...........         19,084          19,079
   Accrued preferred stock dividends ......................         24,000          16,000
   Accrued payroll and related taxes ......................         33,703          13,264
                                                               -----------     -----------
          Total Current Liabilities .......................        722,713         649,588

OTHER LIABILITIES
   Capital lease obligations, less current portion ........         10,381          24,846
   Deferred capital gain ..................................        314,736         337,215
   Long-term debt - notes payable .........................        450,000         350,000
                                                               -----------     -----------
             Total Liabilities ............................      1,497,830       1,361,649

STOCKHLDERS' DEFICIT
   Preferred stock, 8% cumulative, liquidation value
    $100,000, $0.01 par value, 2,000,000 shares
    authorized, 10,000 shares issued and outstanding
    at February 28, 2005 and February 29, 2004 ............            100             100
   Common stock, $0.01 par value, 50,000,000 shares
    authorized, 26,027,000 and 24,531,000 issued and
    outstanding at February 28, 2005 and
    February 29, 2004, respectively .......................        260,270         245,310
   Additional paid-in capital .............................      2,302,551       2,252,711
   Accumulated deficit ....................................     (2,938,475)     (2,529,583)
                                                               -----------     -----------
                                                                  (375,554)        (31,462)
   Less: Treasury stock, 2,275,000 shares at cost at
         February 28, 2005 and February 29, 2004,
         respectively .....................................       (142,000)       (142,000)
                                                               -----------     -----------
          Total Shareholders' Deficit .....................       (517,554)       (173,462)
                                                               -----------     -----------
                                                               $   980,276     $ 1,188,187
                                                               ===========     ===========

        The accompanying notes are an integral part of these financial statements.

                                            F-2

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                   February 28,    February 29,
                                                       2005            2004
                                                   ------------    ------------

NET SALES ......................................   $  1,560,220    $  1,528,385

COSTS AND EXPENSES
   Cost of goods sold ..........................        726,458         723,555
   Selling, general and administrative .........        992,468         876,385
   Research and development ....................         44,029          42,186
   Stock based compensation ....................         74,800          51,350
   Depreciation and amortization ...............         81,818          80,547
                                                   ------------    ------------

          Total Costs and Expenses .............      1,919,573       1,774,023
                                                   ------------    ------------

NET OPERATING LOSS .............................       (359,353)       (245,638)

OTHER INCOME (EXPENSE)
   Interest and other income ...................         19,434             387
   Interest expense ............................        (59,572)        (31,916)
                                                   ------------    ------------

          Total Other Expenses .................        (40,138)        (31,529)
                                                   ------------    ------------

NET LOSS BEFORE TAXES ..........................       (399,491)       (277,167)
STATE INCOME TAXES .............................          1,401             831
                                                   ------------    ------------

NET LOSS .......................................   $   (400,892)   $   (277,998)
                                                   ============    ============

NET LOSS PER COMMON SHARE
   Basic diluted ...............................   $      (0.02)   $      (0.01)
                                                   ============    ============
   Fully diluted ...............................   $      (0.02)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....     22,697,808      20,262,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                  REPRO-MED SYSTEMS, INC.
                                             STATEMENT OF STOCKHOLDERS' DEFICT
                                         For the Two Years Ended February 28, 2005

                           Preferred Stock         Common Stock         Paid-in      Accumulated    Treasury
                           Shares   Amount      Shares      Amount      Capital        Deficit        Stock        Total
                           ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance February 28, 2003  10,000    $100     23,504,000   $235,040    $2,211,631     (2,243,585)   $(142,000)   $  61,186

Issurance of common stock
 in connection with
 obtaining loan financing
 @ $0.05 per share ......       -       -        975,000      9,750        39,000              -            -       48,750

Issuance of stock-based
 compensation @$0.05 per
 share ..................       -       -         52,000        520         2,080              -            -        2,600

Preferred stock dividends       -       -              -          -             -         (8,000)           -       (8,000)

Net loss for the year
 ended February 29, 2004        -       -              -          -             -       (277,998)           -     (277,998)
                           ------    ----     ----------   --------    ----------    -----------    ---------    ---------
Balance February 29, 2004  10,000    $100     24,531,000   $245,310    $2,252,711    $(2,529,583)   $ 142,000    $(173,462)
                           ======    ====     ==========   ========    ==========    ===========    =========    =========

Preferred Stock Dividends       -       -              -          -             -         (8,000)           -       (8,000)

Issuance of common stock
 in connection with
 obtaining loan financing
 @$0.05 per share .......       -       -      1,312,000     13,120        52,480              -            -       65,600

Expense in connection
 with note placement ....       -       -              -          -       (10,000)             -            -      (10,000)

Issuance of stock-based
 compensation @$0.05 per
 share ..................       -       -        184,000      1,840         7,360              -            -        9,200

Net loss for the year
 ended February 28, 2005        -       -              -          -             -       (400,892)           -     (400,892)
                           ------    ----     ----------   --------    ----------    -----------    ---------    ---------
Balance February 28, 2005  10,000    $100     26,027,000   $260,270    $2,302,511    $(2,938,475)   $(142,000)   $(517,554)
                           ======    ====     ==========   ========    ==========    ===========    =========    =========

                         The accompanying notes are an integral part of these financial statements.

                                                            F-4

                                  REPRO-MED SYSTEMS, INC.
                                 STATEMENTS OF CASH FLOWS
                                                                   For the Year Ended
                                                               February 28,    February 29,
                                                                   2005            2004
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss ................................................      $(400,892)      $(277,998)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Stock based compensation to obtain loan financing ...         74,800          51,350
     Depreciation and amortization .......................         81,818          80,547
     Deferred capital gain - building lease ..............        (22,481)        (22,481)
   Investment valuation provision ........................              -             801
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .....................          5,256          53,769
     Decrease in inventory ...............................          7,413           2,641
     Increase in prepaid expenses ........................        (10,756)        (14,305)
     Increase in accounts payable ........................         22,593          58,089
     Increase in preferred stock dividend ................          8,000           8,000
   Increase in accrued payroll and related taxes .........         20,439            (753)
   Increase in accrued expenses ..........................          8,632          16,701
   Increase in accrued interest ..........................         13,484           8,714
                                                                ---------       ---------

     NET CASH USED IN OPERATING ACTIVITIES ...............       (191,694)        (34,925)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...................        (55,172)        (16,380)
   Decrease (Increase) in security deposits ..............              -          27,150
   Additional patent costs ...............................         (3,000)         (8,840)
                                                                ---------       ---------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..        (58,172)          1,930

CASH FLOWS FROM FINANCING ACTIVITIES
   Notes Payable .........................................        100,000         250,000
   Repayment of note payable to bank .....................            (28)           (880)
   Preferred stock dividends .............................         (8,000)         (8,000)
   Costs in connection with note placement ...............        (10,000)              -
   Proceeds from note payable to related party ...........              -          23,000
   Payments on capitalized lease obligations .............        (14,458)        (28,181)
                                                                ---------       ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES ...........         67,514         235,939
                                                                ---------       ---------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (182,352)        202,944

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ..............        219,682          16,738
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ....................      $  37,330       $ 219,682
                                                                =========       =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid .........................................      $  46,082       $  30,834
   Income taxes ..........................................          1,401             800

        The accompanying notes are an integral part of these financial statements.

                                            F-5

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     February 28, 2005 and February 29, 2004

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

         Going Concern Uncertainty and Management's Plans

         As shown in the accompanying financial statements, the Company has incurred cumulative losses of $2,938,475 and has a negative working capital of $152,205 at February 28, 2005. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets. However, even if the Company does raise capital through debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

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

         At February 28, 2005, the Company has net operating loss carry forwards of approximately $2,400,000 which expire through 2023. Since the Company has generated significant operating losses, a deferred tax asset of approximately $1,000,000 has been offset by a valuation allowance of $1,000,000.

         Property and Equipment and Depreciation

         Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance and repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

         Net Loss Per Common Share

         The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion would be anti-dilutive. The diluted earnings per share calculation includes the addition of $8,000 for preferred stock dividends resulting in no difference between the basic and diluted earnings per share.

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

         Allowance for Doubtful Accounts

         The Company's policy is to provide an allowance for doubtful accounts based on its review of the account receivable and past collection experience.

         Revenue Recognition

         The Company ships a product which is assembled on its premises. Revenue is recognized when a sales order is completed and shipped.

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

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

         The Company adopted SFAS No. 144 in 2002.

NOTE 3   INVENTORY

         Inventory consists of the following at:

                                           February 28,      February 29,
                                               2005              2004
                                           ------------      ------------

         Raw material .............          $283,765          $273,062
         Work in progress .........            12,529                 -
         Finished goods ...........            75,275           105,920
                                             --------          --------

                                             $371,569          $378,982
                                             ========          ========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      Estimated
                                      February 28,    February 29,      Useful
                                          2005            2004          Lives
                                      ------------    ------------    ----------
Furniture and office equipment ....    $  342,291      $  336,692      5 years
Manufacturing equipment and tooling       929,033         879,460     7-12 years
                                       ----------      ----------
                                        1,271,324       1,216,152
Less: accumulated amortization and
  depreciation ....................       933,616         858,417
                                       ----------      ----------
Property and Equipment, Net .......    $  337,708      $  357,735
                                       ==========      ==========

NOTE 5   NOTE PAYABLE TO BANK - DEMAND

         The Company has a demand note with a local financial institution in the amount of $198,553. The note bears interest at the rate of 6.25% and is secured by the Company's assets as well as personal guarantees of the President and a Company Director. The note was due June 30, 2003. To date, there has been no demand made by the bank for repayment and the Company continues to pay interest monthly as billed.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 6   RELATED PARTY TRANSACTIONS

         Notes Payable to Related Parties

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $7,000, $5,000 to the President of the Company and $2,000 to the Controller. These latter amounts are due in September, 2005 and bear interest at the rate of 2% over prime. See also Note 8 for additional loans payable to the President.

         Leased Aircraft

         The Company leases an aircraft from a company controlled by the President. The lease payment aggregated $22,500 for each of the years ended February 28, 2005 and February 29, 2004, respectively. The original lease agreement has expired and the Company is currently on a month to month basis for rental payments.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

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

         As of February 28, 2005, minimum future lease payments under these capital leases are:

                                                     For the
                                                   Years Ending
                                                   February 28,       Amount
                                                   ------------       ------

                                                       2006            25,697
                                                       2007            13,774
                                                       2008               857
                                                                      -------
         Total minimum lease payments (forward) ...                   $40,328
                                                                      =======


                                                   February 28,     February 29,
                                                       2005             2004
                                                   ------------     ------------

         Total minimum lease payments (forward) ...  $40,328          $60,136
         Less: amounts representing interest ......   10,863           16,211
                                                     -------          -------
                Net minimum lease payments ........   29,465           43,925
         Less: current portion ....................   19,084           19,079
                                                     -------          -------

         Long-term portion ........................  $10,381          $24,846
                                                     =======          =======

         Long-term debt consists of the following at:

                                                   February 28,     February 29,
                                                       2005             2004
                                                   ------------     ------------
         In April, 2003, the Company borrowed
         $25,000 from three individuals, one of
         which was the President of the Company
         for $10,000, at 2% over the prime
         lending rate. The loans mature June
         30, 2008. As additional incentive to make
         the loans, the Company agreed to grant one
         share of its common stock for each
         dollar of indebtedness outstanding on
         each calendar quarter. ...................  $25,000          $25,000

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 8   LONG-TERM DEBT (CONTINUED)

         During the period February to May
         2005, the Company borrowed $325,000
         from several individuals, one of which
         was the President of the Company for
         $10,000. These loans mature March 30,
         2009 and bear interest at a rate of 2%
         over the prime lending rate. As
         incentive to make the loans, the
         Company agreed to grant four shares of
         its common stock immediately to each
         of the note holders and, commencing on
         the yearly anniversary date, issue
         four shares of common stock for each
         dollar of unpaid principal. ..............   325,000         $225,000

         The President of the Company has lent
         the Company, at various times over the
         past three years, $100,000 at 8%
         interest. The loans are unsecured and
         mature March 30, 2009. ...................   100,000         $100,000
                                                      -------         --------
                                                     $450,000         $350,000
                                                     ========         ========

NOTE 9   STOCKHOLDERS' EQUITY

         On February 2, 1993, the company issued and sold 10,000 shares of $0.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of the original sale price of $100,000. Effective February 28, 2005, the Convertible Cumulative Preferred Stock can be converted to 238,095 shares of common stock at the conversion price of $0.42 per share. The dividends for the years ending February 28, 2005 and February 29, 2004 have not been paid and have been accrued.

         On October 31, 1996, the Company purchased, in a private offering, 275,000 shares of common stock at a price of $0.08 per share or a total of $22,000. On September 10, 1996, the Company purchased, in a private offering, 2,000,000 shares of common shares at a price of $0.06 per share or a total of $120,000. These treasury shares may be sold at a future time or utilized for other corporate purposes.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 9   STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with note agreements executed in April 2003, the Company is obligated to issue one share per quarter for each dollar of indebtedness which exists at the calendar quarter. In connection with the note agreements issued during the period February to May 2004, the Company is obligated to issue one share for each dollar of indebtedness at the date of note execution and subsequently on every anniversary date of the note agreement. For shares issued during 2004 and 2005, the shares were valued at $0.05 per share and recorded as stock based compensation. Additionally, shares have been issued to consultants for services rendered. The consultants also receive shares annually for the life of the note agreements. Since inception of the note agreements, 2,523,000 shares were to be issued as of February 28, 2005 and 371,000 shares remain to be issued under the note placement agreements. For financial reporting, they have been considered issued.

         At February 28, 2005, 956,000 shares of the Company's common stock were reserved for the note placement agreement and the exercise of stock options.

NOTE 10  STOCK OPTIONS

         On March 1, 1995, the Board of Directors approved two incentive stock options programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for these Option Plans. The Option Plans originally expired March 1, 2005 but have been extended to April 2007. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. The employee options vest over a period of five years beginning one year from the grant date and are exercisable until one year from the date all options have vested.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 10  STOCK OPTIONS (CONTINUED)

         Stock option activity for the years February 28, 2005 and February 29, 2004 is summarized as follows:

         Qualified Options
         -----------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------

         Outstanding at February 28, 2003       2,990,000     $0.08
           Exercised                                    -         -
           Expired or cancelled                   600,000         -
                                                ---------     -----
         Outstanding at February 29, 2004       2,390,000     $0.08
           Exercised                                    -         -
           Expired or cancelled                 2,190,000         -
                                                ---------     -----

         Outstanding at February 28, 2005         200,000     $0.08
                                                =========     =====

         Non-Qualified Options
         ---------------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                                 Shares       Price
                                                 ------      --------
         Outstanding at February 29, 2004
           And February 28, 2005                  385,000     $0.17
                                                =========     =====

         No options were granted during the years ended February 28, 2005 and February 29, 2004.

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 10  STOCK OPTIONS (CONTINUED)

         The non-qualified stock options outstanding are fully vested and the compensation amount attributable to the issuance of these stock options has been expensed. The compensation expense was fully amortized and charged to operations during the year ended February 28, 2002. These stock options are exercisable for three years from the grant date. The employee options are exercisable for ten years from the grant date and vest over three years. As of February 28, 2005, all options are vested and earned.

         The following table summarizes information about options outstanding and exercisable at February 28, 2005:

                                                   Outstanding
                                     ----------------------------------------
                                                    Weighted        Weighted
                                                     average        average
                                                    remaining       exercise
                                       Shares     life in years      price
                                       ------     -------------     ---------
         Range of exercise prices
            $.23 ..................    100,000         0.5            0.23
            $.20 ..................    100,000         1.0            0.20
            $.10 to $.25 ..........    385,000         2.0            0.13
                                       -------
                                       585,000
                                       =======

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

                             REPRO-MED SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     February 28, 2005 and February 29, 2004

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE (CONTINUED)

         At February 28, 2005 the minimum future rental payments are:

                       Year             Minimum Rental Payments
                       ----             -----------------------
                       2006                     120,000
                       2007                     120,000
                       2008                     120,000
                       2009                     120,000
                       2010                     120,000
                       thereafter            $1,205,000
                                             ----------
                                             $1,805,000
                                             ==========

         Rent expense for the year ended February 28, 2005 aggregated $120,000.

         In March 2003, the company negotiated with the landlord to utilize $27,150 of the security deposit (currently held by the landlord) to pay for March and April 2003 rent. The agreement requires replenishment within 90 days. At the date of this report, the Company has not replenished the security deposit.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework approximately 15,000 units of its product for a customer order which was completed in prior years. The total additional material and labor cost to complete this rework approximates $80,000. This amount has not been recorded in the accompanying financial statements. These units are deliverable over the next four years.

NOTE 13  SUBSEQUENT EVENTS

         In March and April 2005, the Company borrowed an additional $80,000 from several individuals at prime plus 2%. These notes mature March 30, 2009. As incentive for the note holders to lend the Company these funds, the Company will issue 280,000 shares of its common stock to the note holders. Additionally, the Company will issue 40,000 shares to consultants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth-certain information with respect to the Executive Officers and Directors:

         Name                      Age          Position/Held Since
         ----                      ---          -------------------

         Andrew I. Sealfon         60           President 1980,
                                                Treasurer 1983,
                                                Chairman 1989,
                                                Director 1980,
                                                CEO 1986

         Paul Mark Baker           55           Director 1991

         Nathan Blumberg           70           Director 2000

         Remo Spagnoli             76           Director 1993

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

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $119,750 in salary from Repro-Med during the fiscal year ended February 28, 2005. Mr. Sealfon had been granted incentive stock options, which expired February 28, 2005, in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

         Name & Position            Year        Salary         Other *
         ---------------            ----        ------         -------

         Andrew I. Sealfon,         2005       $119,750             -
                  President         2004       $122,667             -
                                    2003       $133,909             -

* Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2005:

                                                               Value of
                                              Number of       Unexercised
                                             Unexercised      In-the-Money
                      Shares                  Options at        Options
                     Acquired                  Year-end       at Year-end
      Name of           On        Value      Exercisable /    Exercisable/
     Individual      Exercise    Realized    Unexercisable    Unexercisable
     ----------      --------    --------    -------------    -------------

     A. I. Sealfon
     -------------
     Exercisable        0            0             0                $0
     Unexercisable      0            0             0                $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2005, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal
Shareholders and                   Number of       Percent
Identity of Group                 Shares Owned     Of Class     Notes:
-------------------               ------------     --------     ------

Andrew I. Sealfon*                  5,367,250         20%       1,2,6

Dr. Paul Mark Baker                 1,034,000          4%       6

Dr. Nathan Blumberg                   260,000          1%       5,6

Remo Spagnoli                       1,234,045          6%       3,4,6

All Directors and Officers          7,895,295         30%       7
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

(4) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. For fiscal 2005, $8,000 in preferred stock dividends has been accrued on the balance sheet. The preferred stock can be redeemed for 238,095 shares of Repro-Med common stock at $0.42 per share. Consequently, 238,095 shares are deemed beneficially owned by Mr. Spagnoli and included above.

(5) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 250,000 shares of stock in exchange for services rendered.

(6) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems, Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expire March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. Options for 100,000 shares are awarded to each Director upon signing on as a Director. Options for 30,000 shares were issued to Dr. Blumberg, Dr. Baker and Mr. Spagnoli for their efforts during the fiscal year ended February 28, 2001.

(7) Treasury stock totaling 2,275,000 shares acquired by Repro-Med Systems, Inc. at a cost of $142,000 was excluded from all percentage calculations.

                                                           No. Shares & Earliest
Name             Main Position          Price Per Share       Date of Exercise
----             -------------          ---------------    ---------------------

Sealfon, A.      President                  $0.066          1,500,000, 3/1/95*
Baker, M.        Clinical Consultant        $0.060            300,000, 3/1/95*
                                            $0.250             30,000, 3/9/01*

1995 Stock Option Plan for Non-Employee Directors:
--------------------------------------------------

Spagnoli, R.     Director                   $0.060             20,000, 3/1/96*
                                                               20,000, 3/1/97*
                                                               20,000, 3/1/98*
                                                               20,000, 3/1/99*
                                                               20,000, 3/1/00*
                                            $0.250             30,000, 5/9/01*

Blumberg N.      Director                   $0.230             20,000, 8/1/01
                                                               20,000, 8/1/02
                                                               20,000, 8/1/03
                                                               20,000, 8/1/04
                                                               20,000, 8/1/05
                                            $0.250             30,000, 5/9/01*

* These options expired February 28, 2005.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $22,500 in each of 2005 and 2004. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties. As of February 29, 2005, the Company owed AMI Aviation approximately $3,000 for repairs made to the aircraft during the prior year (in accordance with the lease agreement).

During Fiscal Year 2004, the Company borrowed $5,000 from AMI Aviation. This loan is payable September 30, 2005, and bears an interest rate of 2% over prime.

During Fiscal Year 2004, the Company borrowed $6,000 from the President, Andrew Sealfon, under a demand loan with an annual interest rate of 8%. The note has been approved by the Board of Directors. The maturity of this loan has been extended by Mr. Sealfon to March 30, 2009.

During Fiscal Year 2004, the Company borrowed $10,000 from Mr. Sealfon under terms similar to the private note program. Interest is payable at 2% over the prime rate plus one share of common stock per quarter for each dollar of indebtedness. As of the date of this report, these shares have not been issued to Mr. Sealfon. The loan matures June 30, 2008.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                              June 14, 2005
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                                            June 14, 2005
--------------------------------
Dr. Nathan Blumberg, Director


/s/ Dr. Paul Mark Baker                                            June 14, 2005
--------------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                                  June 14, 2005
-------------------------------
Remo Spagnoli, Director