Form 10QSB
period 2005-05-31
REPRO MED SYSTEMS INC
filed 2005-07-20
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    ACT OF 1934

         For the quarterly period ended              MAY 31, 2005
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
Yes ( X )   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at May 31, 2005
               -----                          ---------------------------

     Common stock, $.01 par value                  26,852,000 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - May 31, 2005 ..........................   3

         Statements of Operations (Unaudited) - for the Three-Months
         Ending May 31, 2005 and May 31, 2004 ..............................   4

         Statements of Cash Flow (Unaudited) - for the Three-Months
         Ending May 31, 2005 and 2004 ......................................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  11

ITEM 2.  Changes in Securities and Use of Proceeds .........................  11

ITEM 3.  Defaults Upon Senior Securities ...................................  11

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  12

ITEM 5.  Other Information .................................................  12

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  12

                                      REPRO-MED SYSTEMS, INC.
                                           BALANCE SHEET
                                             UNAUDITED
                                                               MAY 31,2005      FEBRUARY 28, 2005
                                                               -----------      -----------------
                                              ASSETS
                                              ------
CURRENT ASSETS
--------------
    Cash & Cash Equivalents ...........................        $    17,024         $    37,330
    Accounts Receivable, net ..........................            114,568             125,078
    Inventory .........................................            357,281             371,569
    Prepaid Expenses ..................................             24,962              36,531
                                                               -----------         -----------
TOTAL CURRENT ASSETS ..................................            513,835             570,508
                                                               -----------         -----------

PROPERTY AND EQUIPMENT, NET ...........................            321,088             337,708

OTHER ASSETS
-----------
    Patents, net of amortization ......................             37,394              35,079
    Goodwill, net of amortization .....................              9,239               9,329
    Security Deposits .................................             27,652              27,652
                                                               -----------         -----------
TOTAL OTHER ASSETS ....................................             74,285              72,060
                                                               -----------         -----------

TOTAL ASSETS ..........................................        $   909,208         $   980,276
                                                               ===========         ===========

                           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
                           --------------------------------------------
CURRENT LIABILITIES
-------------------
    Accounts Payable ..................................        $   345,330         $   348,316
    Note Payable to Related Parties ...................              7,000               7,000
    Accrued Expenses ..................................             53,562              60,588
    Note Payable to Bank - Demand .....................            198,553             198,553
    Accrued Interest ..................................             34,796              31,469
    Accrued Preferred Stock Dividends .................             24,000              24,000
    Accrued Payroll and Related Taxes .................              7,709              33,703
    Current Portion Capital Lease Obligations .........             15,755              19,084
                                                               -----------         -----------
    TOTAL CURRENT LIABILITIES .........................            686,705             722,713
                                                               -----------         -----------

OTHER LIABILITIES
-----------------
    Capital Lease Obligations, Less Current Portion ...              5,615              10,381
    Deferred Capital Gain Income ......................            309,117             314,736
    Long-Term Debt - Notes Payable ....................            530,000             450,000
                                                               -----------         -----------
TOTAL LIABILITIES .....................................          1,531,437           1,497,830
                                                               -----------         -----------

STOCKHOLDERS' EQUITY
--------------------
    Preferred Stock, 8% Cumulative, liquidation value
      $100,000 Par Value Authorized 2,000,000 Shares,
      Issued & Outstanding 10,000 Shares at
      May 31, 2005 And February 28, 2005 ..............                100                 100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, 26,852,000 shares
      and 26,027,000 shares issued and outstanding at
      May 31, 2005 and February 28, 2005, respectively             268,520             260,270
    Additional Paid-in Capital ........................          2,335,551           2,302,551
    Accumulated Deficit ...............................         (3,084,400)         (2,938,475)
                                                               -----------         -----------
                                                                  (480,229)           (375,554)
    Less Treasury Stock, 2,275,000 shares at Cost at
      May 31, 2005 and February 28, 2005 ..............           (142,000)           (142,000)
                                                               -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................           (622,229)           (517,554)
                                                               -----------         -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..............        $   909,208         $   980,276
                                                               ===========         ===========

                          See Accompanying Notes to Financial Statements

                                                 3

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                      FOR THE 3 MONTHS ENDED
                                                    MAY 31,2005     MAY 31,2004
                                                    -----------     -----------

SALES
-----

Net Sales ......................................   $    382,302    $    507,475


COST AND EXPENSES
-----------------

  Cost of Goods Sold ...........................        178,657         219,800
  Selling, General & Administrative Expenses ...        261,097         224,207
  Research and Development .....................         10,961          10,443
  Stock-Based Compensation .....................         41,250          20,000
  Depreciation and Amortization ................         20,104          20,544
                                                   ------------    ------------
TOTAL COST AND EXPENSES ........................        512,069         494,994
                                                   ============    ============



NET OPERATING LOSS .............................       (129,767)         12,481

Non-Operating Income (Expense)
  Interest Expense .............................        (17,773)        (11,843)
  Interest & Other Income ......................          1,615             403
                                                   ------------    ------------
                                                        (16,158)        (11,440)
                                                   ------------    ------------


NET LOSS .......................................       (145,925)          1,041
                                                   ============    ============

INCOME (LOSS) PER COMMON SHARE

  Basic and Diluted ............................   $      (0.01)   $       0.01
                                                   ============    ============

  Average Common Shares Outstanding ............     24,299,011      24,472,888


                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                     FOR THE THREE MONTHS ENDED
                                                    MAY 31, 2005    MAY 31, 2004
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ................................   $(145,925)          1,041
Adjustments to reconcile net (loss) to cash
  used in operating activities:
    Stock-Based Compensation .....................      41,250          20,000
    Depreciation and Amortization ................      20,104          20,544
    Capital Gain - building lease ................      (5,619)         (5,619)
    Decrease (Increase) in Accounts Receivable ...      10,510         (77,976)
    Decrease in Inventories ......................      14,288          28,748
    Decrease (Increase) in Prepaid Expenses ......      11,569          (5,277)
    Decrease in Accounts Payable .................      (2,986)        (56,292)
    Decrease (Increase) in Accrued Expenses ......     (29,693)         (6,634)
                                                     ---------       ---------
NET CASH USED IN OPERATIONS ......................     (86,502)        (81,465)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures .........................      (5,709)        (10,589)
                                                     ---------       ---------

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ...........................      (5,709)        (10,589)
                                                     ---------       ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
Notes Payable - President and Others .............      80,000         100,000
Payments, Increased Obligations on
  Capitalized Leases .............................      (8,095)         (5,912)
                                                     ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........      71,905          94,088
                                                     ---------       ---------

NET (DECREASE) INCREASE IN CASH ..................     (20,306)          2,034

Cash and Cash Equivalents - Beginning of Period ..      37,330         219,682
                                                     ---------       ---------

Cash and Cash Equivalents - End of Period ........   $  17,024       $ 221,716
                                                     =========       =========

Supplemental disclosures of Cash Flow Information:
    Interest .....................................   $  14,497       $  11,843
    Income Taxes .................................           -               -

                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended February 28, 2005 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2005, and the results of operations and cash flows for the three-month periods ended May 31, 2005 and 2004 have been included.

The results of operations for the three-month period ended May 31, 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2005.


STOCK HOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2005, the company executed note agreements for $80,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of May 31, the Company is obligated to issue an additional 145,000 shares for previously executed note agreements. Such shares have been considered as issued for purposes of financial reporting.


GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $104,675 during the three months ended May 31, 2005 and has an accumulated deficit of $3,084,400. Additionally, for the three months ended May 31, 2005, the Company had a negative working capital of $172,870. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets. However, even if the Company does raise capital through debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

THREE MONTHS ENDED MAY 31, 2005 AND 2004
----------------------------------------

Sales of the FREEDOM60 Syringe Infusion System and related accessories increased 13.0% in the quarter ending May 31, 2005, as compared to the same period in 2004. We also experienced a 16.1% increase in revenues from non-core products (Gyneco, RESTORE, Repro-Med THD) and OEM manufacturing. Additionally, we saw our first revenues from the veterinary market, which consists of an OEM contract as well as sales of final products. Revenues in this market were $25,100 in the first quarter of this year, compared to $0 in 2004. However, sales of the RES-Q-VAC and accessories declined 45.5% quarter over quarter. This more than offset our revenue increases in other product lines. As a result, total sales for the first quarter declined 24.7% to $382,302 compared to $507,475 in 2004. Approximately 92% (or $116,350) of the total sales decline occurred in international markets, concentrated in Europe.

Gross profit (Net Sales less Cost of Goods Sold) decreased from 56.7% of net sales in 2004 to 53.2% in 2005 due, in part, to fixed overhead expenses such as rent, utilities and insurance that are partially allocated to Cost of Goods Sold, but that do not decrease with revenue reductions.

Selling, general and administrative expense increased 16.5% ($36,890) to $261,097 in 2005 from $224,207 in 2004 reflecting, in part, an increased sales and marketing payroll and increased spending on sales and marketing efforts including mailings, trade shows and associated travel.

Research and development expenses increased $518, or 5%, from 2004 to 2005. This change was principally due to an increase in allocated overhead expenses.

Depreciation and amortization expense decreased slightly ($441) period over period as the amount of equipment reaching the end of its depreciable life slightly exceeded capital purchases.

Interest expense increased 50%, period over period, as a result of an increase in loans obtained through the company's promissory note program as well as an increase in the prime lending rate, to which the interest rates for our promissory note program and bank line of credit are tied.

The Other Income category is primarily partial reimbursement from a job training program for production payroll expenses incurred and expensed in FY2005.

As a result of the substantially lower sales volume, higher marketing expenses and an increase in stock-based compensation, Net Profit declined by $146,966 from a profit of $1,041 (which included $20,000 in stock-based compensation, a non-cash expense) in the quarter ended May 31, 2004 to a loss of $145,925 (including $41,250 in stock-based compensation) in the quarter ending May 31, 2005.

RES-Q-VAC
---------

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

We have continued our major sales efforts into the nursing home market for the RES-Q-VAC. The features of Full Stop Protection to meet OSHA requirements, sterile catheters, and the ability of RES-Q-VAC to work during extended power outages, have created a receptive market, especially in regions which recently have had major power outages, such as Florida with the recent hurricanes and the blackout in the Northeast. Patients on ventilators, tracheotomy patients, elderly with swallowing disorders, stroke, heart attack, choke victims--all may need prompt effective suctioning wherever they are and for whom RES-Q-VAC may be life saving. This includes locations such as dining rooms, recreations areas, transportation and outdoor activities, among others.

In the first quarter we continued our direct mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market. We also conducted discussions with nursing home chains and distributors in this market. We plan to continue the mail and telemarketing campaign to the greatest extent possible with our resources.

We also began limited efforts to introduce the RES-Q-VAC into specific areas of hospitals, including crash carts, respiratory therapy and other departments. The non-battery, non-electric feature of the RES-Q-VAC appeals to hospitals which wish to reduce or avoid the costs associated with maintaining battery operated equipment in reliable, working order.

In March, 2005, we signed a contract with a company in the veterinary (livestock) industry to private label our RES-Q-VAC pump for use in their new, patented milking product.

FREEDOM60
---------

In 2005, we joined the National Home infusion Association (NHIA) and began a mailing and telemarketing campaign to all their members. This effort resulted in several new customers and potential leads which we believe will develop into additional users. The decrease in reimbursement and insurance places strong pressure on home care providers to seek out effective and affordable infusion systems. The FREEDOM60 enables home care providers to offer high quality infusions and become (or remain) profitable.

The FREEDOM60 is currently used for most antibiotics including vancomycin - a difficult drug which if not infused accurately can create unpleasant side effects. We also provide the Freedom60 for specialty drugs, such as Desferal for the treatment of Thalassemia, chemotherapeutic agents, epidural continuous pain control with ropivacaine, for IV push in the hospital specifically for static stress testing, among others.

For the past few years, the FREEDOM60 had been in trials in Cleveland for use with Immunoglobulin G for the treatment of primary immune deficiency. The new methodology, not yet approved by Food and Drug Administration, is to infuse the IgG subcutaneously instead of into the vein. The research has indicated that a subcutaneous infusion is much better tolerated by the patient with fewer unpleasant side effects. The results of the study have been widely publicized throughout the industry and there is much interest in the FREEDOM60 to administer this treatment. Immunoglobulin is also used in the treatment of other disease states, and we have had interest from major national providers to use the FREEDOM60 for this application.

This past quarter we were also made aware of a new study for ALS ("Lou Gehrigs Disease") using the antibiotic Rocephin (or its generic ceftriaxone) which appears to improve the health of these patients. The FREEDOM60 is ideal for this application as the flow rates and volumes are perfect to use directly with the FREEDOM60. The study involves 600 patients and approximately 800,000 doses of drug. The FREEDOM60 is currently being considered for use in the trial; however, there is no assurance that it will be selected. Even if the FREEDOM60 is not selected for use in the trial, it still would have applications for use in the field to provide therapy for these patients if the drug protocol proves effective.

TRADE SHOWS
-----------

In March, 2005, we exhibited the RES-Q-VAC at the EMS Today show in Philadelphia where we were showing a new LED illuminator for the RES-Q-VAC. In the opinion of many users, this would be a valuable feature, and subsequently we have applied for patent protection for this new feature.

In May, we exhibited the FREEDOM60 at the Infusion Nurses Society (INS) trade show in Ft. Lauderdale, Florida. We received over 100 leads, demonstrating the level of interest for a no-compromise infusion system for the patient at a cost comparable with a gravity drip bag system. This confirms our belief that this is a needed system for the home care and nursing home market.

Subsequently, in June we exhibited at Ambex in the United Kingdom for the RES-Q-VAC in support of our network of distributors in the British Isles. We are planning to structure a Repro-Med depot to better support our sales and marketing into the UK. We have begun to further explore sales to new markets in the UK such as hospitals, nursing homes, veterinary, and dental.

Also in June, we exhibited the RES-Q-VAC at the NADONA show in New Orleans. NADONA is the lead organization for Directors of Nursing for long-term care (nursing homes) and we came back with approximately 100 leads. As a result of this show, we have begun working with a new major national distributor well positioned in the home care, nursing home, veterinary and dental markets. Several of the leads from the show have purchased product, indicating to us that the RES- Q-VAC is a valuable device for nursing homes to provide medical airway management during emergencies in any location, and at any time, including power outages. The RES-Q-VAC, when equipped with our FULL STOP PROTECTION feature, helps protects the health of the medical staff, provides quality care for the resident (patient), assists in meeting Federal codes, and may prevent legal actions for not providing prompt treatment as a standard of care.

OTHER
-----

Our distributor in Europe, Gama Sanitos, is engaged in establishing the FREEDOM60 as the device of choice for the treatment of post-operative pain control throughout Europe. We continue to explore the potential of this application in the domestic market.

The FREEDOM60 Syringe Infusion System is in the process of being evaluated by the Bath Institute of Medical Engineering (BIME) in the United Kingdom for eventual sale in that market.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of May 31, 2005, $198,553 has been advanced on the line of credit. In accordance with the agreement, the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid-February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year ended February 29, 2004. This five year promissory note pays 2% over prime plus four share of common stock per year for every year the loan is in place. We received $100,000 under the same program in the first quarter of Fiscal Year 2005. An additional $80,000 was received on the same terms in the first quarter of Fiscal Year 2006. Another $25,000 was raised in the first and second quarters of 2003 under similar terms.

Our efforts to enter new markets and expand existing sales channels are capital-intensive. Access to capital markets for these efforts has been important in the past, and will continue to be vital as we seek to fully implement our marketing plans and work toward achieving a positive cash-flow position.

We continue to pursue capital investment through debt or equity to increase our marketing and sales efforts, and to enhance our existing products and add to product lines.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any other material litigation threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2005.

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

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         July 15, 2005
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer