Form 10QSB
period 2005-08-31
REPRO MED SYSTEMS INC
filed 2005-10-17
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        ACT OF 1934


        For the quarterly period ended                AUGUST 31, 2005
                                                      ---------------


        Commission File Number                        0-12305
                                                      -------


               NEW YORK                                   13-3044880
               --------                                   ----------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)



         24 CARPENTER ROAD, CHESTER, NY                      10918
         ------------------------------                      -----
     (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code    (845) 469-2042
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
Yes ( X )   No (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at October 1, 2005
               -----                        ------------------------------

     Common stock, $.01 par value                  27,130,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - August 31, 2005 and
         February 28, 2005 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         and six months ending August 31, 2005 and August 31, 2004 .........   4

         Statements of Cash Flow (Unaudited) - for the six months
         ending August 31, 2005 and 2004 ...................................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7


PART II

ITEM 1.  Legal Proceedings .................................................  10

ITEM 2.  Changes in Securities and Use of Proceeds .........................  10

ITEM 3.  Defaults Upon Senior Securities ...................................  10

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  10

ITEM 5.  Other Information .................................................  10

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  10

                                      REPRO-MED SYSTEMS, INC.
                                           BALANCE SHEET

                                                             AUGUST 31, 2005    FEBRUARY 28, 2005
ASSETS                                                         (UNAUDITED)          (AUDITED)
------                                                       ---------------    -----------------
CURRENT ASSETS
--------------
    Cash & Cash Equivalents ...........................        $    27,111         $    37,330
    Accounts Receivable, net ..........................            120,991             125,078
    Inventory .........................................            358,453             371,569
    Prepaid Expenses ..................................             22,193              36,531
                                                               -----------         -----------
TOTAL CURRENT ASSETS ..................................            528,748             570,508
                                                               -----------         -----------

PROPERTY & EQUIPMENT, NET .............................            302,619             337,708

OTHER ASSETS
------------
    Deposits ..........................................             27,652              27,652
    Other Assets ......................................             45,673              44,408
                                                               -----------         -----------
TOTAL OTHER ASSETS ....................................             73,325              72,060
                                                               -----------         -----------

TOTAL ASSETS ..........................................        $   904,692         $   980,276
                                                               ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
-------------------
    Accounts Payable ..................................        $   395,894         $   348,316
    Notes Payable to Related Parties ..................              7,000               7,000
    Accrued Expenses ..................................             34,548              60,588
    Note Payable to Bank ..............................            198,553             198,553
    Accrued Payroll and Related Taxes .................             21,420              33,703
    Accrued Interest ..................................             37,469              31,469
    Accrued Preferred Stock Dividends .................             28,000              24,000
    Current Portion Capital Lease Obligations .........             15,381              19,084
                                                               -----------         -----------
    TOTAL CURRENT LIABILITIES .........................            738,265             722,713
                                                               -----------         -----------

OTHER LIABILITIES
-----------------
    Long-Term Portion of Leases Payable ...............              1,768              10,381
    Deferred Capital Gain Income ......................            303,871             314,736
    Long-Term Debt - Notes Payable ....................            530,000             450,000
                                                               -----------         -----------

TOTAL LIABILITIES .....................................          1,573,904           1,497,830
                                                               -----------         -----------

STOCKHOLDERS' DEFICIENCY
------------------------
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Shares,
      Issued & Outstanding 10,000 Shares
      (liquidation value $100,000) ....................                100                 100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, 26,877,000
      Shares and 26,027,000 shares issued
      And outstanding at August 31, 2005 and
      February 28, 2005, respectively .................            268,770             260,270
    Additional Paid-in Capital ........................          2,336,551           2,302,551
    Accumulated Deficit ...............................         (3,132,633)         (2,938,475)
    Treasury Stock at Cost ............................           (142,000)           (142,000)
                                                               -----------         -----------
TOTAL STOCKHOLDERS' DEFICIENCY ........................           (669,212)           (517,554)
                                                               -----------         -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY ..........        $   904,692         $   980,276
                                                               ===========         ===========

                          See Accompanying Notes to Financial Statements

                                                 3

                                      REPRO-MED SYSTEMS, INC.
                                     STATEMENTS OF OPERATIONS
                                             UNAUDITED

                                      FOR THE 3 MONTHS ENDED            FOR THE 6 MONTHS ENDED
                                  AUG 31, 2005     AUG 31, 2004     AUG 31, 2005     AUG 31, 2004
                                  ------------     ------------     ------------     ------------
SALES
-----

Net Sales of Products .........   $    419,335     $    366,475     $    801,637     $    873,950


COST AND EXPENSES
-----------------

  Cost of Goods Sold ..........        171,948          173,859          350,605          393,659
  Selling, General &
    Administrative Expenses ...        243,737          245,029          504,834          469,236
  Research and Development ....          7,675           11,229           18,636           21,672
  Stock-Based Compensation ....          1,250                -           42,500           20,000
  Depreciation and Amortization         20,377           20,711           40,481           41,255
                                  ------------     ------------     ------------     ------------
TOTAL COST AND EXPENSES .......        444,987          450,828          957,056          945,822
                                  ------------     ------------     ------------     ------------


(LOSS) FROM OPERATIONS ........        (25,652)         (84,353)        (155,419)         (71,872)

Non-Operating Income (Expense)
  Interest (Expense) ..........        (19,544)         (14,168)         (37,317)         (26,010)
  Interest & Other Income .....          1,963            7,260            3,578            7,662
                                  ------------     ------------     ------------     ------------
                                       (17,581)          (6,908)         (33,739)         (18,348)
                                  ------------     ------------     ------------     ------------


(LOSS) BEFORE INCOME TAXES ....        (43,233)         (91,261)        (189,158)         (90,220)

  Provision for Income Taxes ..         (1,000)          (1,000)          (1,000)          (1,000)
                                  ------------     ------------     ------------     ------------

NET (LOSS) AFTER TAXES ........   $    (44,233)    $    (92,261)    $   (190,158)    $    (91,220)
                                  ============     ============     ============     ============

(LOSS) PER COMMON SHARE

  Primary .....................   $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
  Fully Diluted ...............   $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)

Average Common Shares
  Outstanding .................                                       26,427,000       24,849,696
                                                                      ==========       ==========

                          See Accompanying Notes to Financial Statements

                                                 4

                                      REPRO-MED SYSTEMS, INC.
                                     STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED
                                             UNAUDITED

                                                                AUGUST 31, 2005   AUGUST 31, 2004
                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) ................................................        $(190,158)        $ (91,220)
Adjustments to reconcile net (loss) to cash
  (used) in operating activities:
    Stock-Based Compensation ..............................           42,500            20,000
    Legal Expenses Charged to Additional Paid-In Capital ..                -           (10,000)
    Depreciation and Amortization .........................           40,481            41,255
    Capital Gain - Building Lease .........................          (10,865)          (11,239)
    Decrease (Increase) in Accounts Receivable ............            4,087           (26,072)
    Decrease (Increase) in Inventory ......................           13,116            (1,950)
    Decrease (Increase) in Prepaid Expenses ...............           14,338           (24,722)
    (Decrease) Increase in Accounts Payable ...............           47,578           (55,721)
    (Decrease) Increase in Accrued Expenses ...............          (28,323)            3,080
                                                                   ---------         ---------

NET CASH (USED IN) OPERATIONS .............................          (67,246)         (156,589)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit ............................                -                 -
  Capital Expenditures ....................................           (6,657)          (15,085)
                                                                   ---------         ---------

NET CASH (USED IN) INVESTING ACTIVITIES ...................           (6,657)          (15,085)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable - President and Others ....................           80,000           100,000
  Increase in Notes Payable to Related Parties ............                -                 -
  Preferred Stock Dividend ................................           (4,000)           (4,000)
  Payments, Increased Obligations on Capitalized Leases ...          (12,316)          (10,684)
                                                                   ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................           63,684            85,316
                                                                   ---------         ---------

NET DECREASE IN CASH ......................................          (10,219)          (86,358)

Cash and Cash Equivalents, beginning of period ............           37,330           219,682
                                                                   ---------         ---------
Cash and Cash Equivalents, end of period ..................        $  27,111         $ 133,324
                                                                   =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest ................................................           26,010            26,016
  Income Taxes ............................................            1,000             1,000

                          See Accompanying Notes to Financial Statements

                                                 5

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2005 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2005, and the results of operations and cash flows for the three-month and six-month periods ended August 31, 2005 and 2004.

The results of operations for the six-month period ended August 31, 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2005.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2005, the company executed note agreements for $80,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. The Company is obligated to issue 425,000 shares of its common stock under the agreements. As of August 31, 2005, 185,000 of these shares have been issued and the remaining 240,000 shares have been reflected as issued for financial statement purposes.

GOING CONCERNS

As shown in the accompanying final statements, the Company has incurred cumulative losses of $3,132,633 and has negative working capital of $(209,517.00) at August 31, 2005. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets. However, even if the Company does raise capital through the debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from new marketing strategies will be sufficient to enable it to develop business to a level when it will generate profits and cash flow from operations.

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

SUBSEQUENT EVENTS

In September 2005, the Company sold 714,286 shares of its Common Stock at $0.07 per share. Total proceeds realized from this sale were $50,000.

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

THREE MONTHS ENDED AUGUST 31, 2005 VS. 2004
-------------------------------------------

Net sales for the quarter ending August 31, 2005 increased by 14.42% to $419,335 from $366,475 in 2004. Sales in the core RES-Q-VAC and FREEDOM60 lines increased 20.1% quarter over quarter ended August 31, 2004. Sales of RES-Q-VAC increased 16% quarter over quarter led by a strong increase in international RES-Q-VAC sales, while sales in the Freedom60 line increased 35% quarter over quarter. These increases in core product sales were slightly offset by a 33.3% ($12,787) decline in sales in the non-core Gyneco, Restore and OEM lines.

Gross profit margins improved to 59% of net sales in 2005 from 52.6% in 2004. Selling, general and administrative expense decreased by $1,292 in 2005 from $245,029 in 2004 despite the higher sales volume primarily as the result of the implementation of additional cost savings measures.

Research and development expenses declined $3,554 from 2004 to 2005.

Depreciation and amortization expenses declined $334 during this period. This reflected some older assets reaching the end of their depreciable lives and not being fully replaced by equivalent capital investment.

Interest expense increased by $5,376 quarter over quarter, primarily as a result of an increase in loans obtained through the company's promissory note program and an increase in the prime interest rate, to which the promissory note program is tied.

Other income decreased $5,297, quarter over quarter. Other income in 2004 reflected a refund of insurance premiums paid in a prior fiscal year which did not recur this year.

Net revenue increased at a higher rate than expenses. As a result, the net income loss for the current quarter improved $101,692 from the first quarter loss of $145,925 to $44,233. Year over year improved $48,028 from a loss of $92,261 for the quarter ending August 31, 2004.

SIX MONTHS ENDED AUGUST 31, 2005 VS. 2004
-----------------------------------------

Despite a 23% increase in FREEDOM60 sales, net sales for the six-months ended August 31, 2005, caused by lower sales during the first quarter, declined 8.27%, to $801,637 from $873,950 for the six-months ended August 31, 2004. Sales of the other core product line, RES-Q-VAC decreased 16.4% for the six-months ended August 31, 2005 vs. the six-months ended August 31, 2004. Sales in the non-core Gyneco, Restore and OEM product lines declined by $5,472 (6.8%) for the six-months ended August 31, 2005 vs. the six-months ended August 31, 2004.

Gross profit increased to 56% of net sales in 2005 from 55% in 2004.

Selling, general and administrative expense increased 7.5% ($35,598) to $504,834 in 2005 from $469,236 in 2004.

Research and development expenses decreased $3,036 from 2004 to 2005.

Depreciation and amortization expense decreased by $774 period over period as the result of equipment reaching the end of its depreciable life and not being fully replaced by equivalent capital investment.

Interest expense increased 43.5% ($11,307) as a result of an increase in loans obtained through the company's promissory note program and an increase in the prime interest rate, to which the promissory note program is tied.

Other income decreased $4,084, for the past six months as compared to the same period last year. Other income in 2004 reflected, in part, a refund of insurance premiums paid in a prior fiscal year which did not recur this year.

Although the losses decreased in the second quarter over the results of the first quarter, net loss for the six months ended August 31, 2005, increased $98,938 to a loss of $190,158 from a loss of $91,220 in 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of August 31, 2005, $198,553 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. We have not received a demand for repayment of the loan and continue to make interest payments.

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

Marketing and sales expenditures were constrained due to limited cash flow from operations and thus we concentrated on our sales efforts on two man products, FREEDOM60 and RES-Q-VAC. Even with limited resources we managed to add 24 new Freedom60 customers during the period March 1, 2005 to August 31, 2005 as compared to six added during the previous half-year ending August 31, 2004. Moreover, the revenue produced by these new customers increased 490% to $42,665 during the past six months as compared to $7,227 during the same period last year. New FREEDOM60 customers not only represent the initial sales, but also through the continuing need to reorder our proprietary tubing sets, these customers represent a source of anticipated future sales.

FREEDOM60 sales are achieved by a direct selling effort, using leads from trade shows, mail marketing and telemarketing. Several major centers around the country have begun using the FREEDOM60 and continue to expand its use. Subsequent to this quarter, several new accounts have been added, which include a major infusion company in California, and a large national provider has completed a trial of the FREEDOM60 and has begun purchasing the product for immediate use. On October 1st, 2005 we signed a contract with Innovatix, a national Group Purchasing Organization based in New York City whose primary market is infusion. Innovatix has over 6,000 members and will assist us in bringing the FREEDOM60 benefits of safety, cost and reliability to all their members. While we have signed with other GPO's in the past, Innovatix has the largest presence in the infusion market as well as including among their members nursing homes, closed door pharmacies, oncology clinics--all which represent our target markets.

For RES-Q-VAC, the emergency markets world-wide have softened which we believe is attributable to weakening economic conditions and potential competition from imported low cost imitation products. Our marketing has begun penetration into new markets for the product, which include nursing homes, hospitals, hospice, dental, and veterinary. Using a direct sales effort into nursing homes, we have increased the number of new customers this half year from March 1 to August 31st 2005 to 55 from 38 during the same period last year. Revenues from new customers increased this half year 72% to $67,217 from $39,075 for the first half of last year. Several national and large regional nursing homes have begun purchasing the RES-Q-VAC.

Subsequent to the quarter ending August 31st, 2005, we received an order for 2,500 RES-Q-VAC kits for use for the victims of Hurricane Katrina which struck New Orleans and other parts of the South East. The RES-Q-VAC was essential to treat respiratory patients needing medical suction, especially during long periods of power outage.

The need for the RES-Q-VAC in hospitals, nursing homes, and home care was highlighted by the recent hurricanes. RES-Q-VAC is needed by hospitals to meet new standards of care(EMTALA requirements), prevent the spread of disease such as HIV, SARS, hepatitis, tuberculosis and other infectious diseases, transport patients through the facilities, and be able to operate for extended periods without electric power. Hospitals and nursing homes which had power out during Katrina lost respiratory patients who were unable to be sustained. RES-Q-VAC is the only hand held suction system available sterile and with protection from the spread of disease with our patented FSP filter.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is neither a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2005.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         October 17, 2005
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer