Form 10QSB
period 2005-11-30
REPRO MED SYSTEMS INC
filed 2006-01-23
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        ACT OF 1934


        For the quarterly period ended                November 30, 2005
                                                      -----------------


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
Yes ( X )   No (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at November 30, 2005
               -----                      --------------------------------

     Common stock, $.01 par value                28,116,286 shares

                             REPRO-MED SYSTEMS, INC.

                                TABLE OF CONTENTS


PART I                                                                      PAGE

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - November 30, 2005 and
         February 28, 2005 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months and
         nine months ending November 30, 2005 and November 30, 2004 ........   4

         Statements of Cash Flow (Unaudited) - for the nine months
         ending November 30, 2005 and 2004 .................................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  11

ITEM 2.  Changes in Securities .............................................  11

ITEM 3.  Defaults Upon Senior Securities ...................................  11

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  11

ITEM 5.  Other Information .................................................  11

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  12

                                      REPRO-MED SYSTEMS, INC.
                                           BALANCE SHEET

                                                            NOVEMBER 30, 2005   FEBRUARY 28, 2005
                                                               (UNAUDITED)          (AUDITED)
                                                            -----------------   -----------------
ASSETS
------
CURRENT ASSETS
--------------
    Cash & Cash Equivalents ...........................        $    63,361         $    37,330
    Accounts Receivable, net ..........................            142,931             125,078
    Inventory .........................................            337,463             371,569
    Prepaid Expenses ..................................             25,290              36,531
                                                               -----------         -----------
TOTAL CURRENT ASSETS ..................................            569,045             570,508

PROPERTY & EQUIPMENT, NET .............................            285,693             337,708

OTHER ASSETS
------------
    Deposits ..........................................             27,652              27,652
    Other Assets ......................................             46,035              44,408
                                                               -----------         -----------
TOTAL OTHER ASSETS ....................................             73,687              72,060
                                                               -----------         -----------

TOTAL ASSETS ..........................................        $   928,425         $   980,276
                                                               ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
-------------------
    Accounts Payable ..................................        $   276,518         $   348,316
    Notes Payable to Related Parties ..................              7,000               7,000
    Accrued Expenses ..................................             32,979              60,588
    Note Payable to Bank ..............................            198,553             198,553
    Accrued Payroll and Related Taxes .................             21,216              33,703
    Accrued Interest ..................................             40,142              31,469
    Accrued Preferred Stock Dividends .................             28,000              24,000
    Current Portion Capital Lease Obligations .........             13,306              19,084
                                                               -----------         -----------
    TOTAL CURRENT LIABILITIES .........................            617,714             722,713
                                                               -----------         -----------

OTHER LIABILITIES
    Long-Term Portion of Leases Payable ...............                 --              10,381
    Deferred Capital Gain Income ......................            298,251             314,736
    Long-Term Debt - Notes Payable ....................            525,000             450,000
                                                               -----------         -----------

TOTAL LIABILITIES .....................................          1,440,965           1,497,830
                                                               -----------         -----------

STOCKHOLDERS' DEFICIENCY
------------------------
    Preferred Stock, 8% Cumulative $.01
    Par Value Authorized 2,000,000 Shares Issued &
    Outstanding 10,000 Shares
      (liquidation value $100,000) ....................                100                 100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, 28,116,286
      shares and 26,027,000 shares issued
      and outstanding at November 30, 2005 and
      February 28, 2005, Respectively .................            280,926             260,270
    Additional Paid-in Capital ........................          2,410,645           2,302,551
    Accumulated Deficit ...............................         (3,062,211)         (2,938,475)
    Treasury Stock at Cost ............................           (142,000)           (142,000)
                                                               -----------         -----------
TOTAL STOCKHOLDERS' DEFICIENCY ........................           (512,540)           (517,554)
                                                               -----------         -----------

TOTAL LIABILITIES & STOCKHOLDER'DEFICIENCY ............        $   928,425         $   980,276
                                                               ===========         ===========

                          See Accompanying Notes to Financial Statements

                                                 3

                                      REPRO-MED SYSTEMS, INC.
                                     STATEMENTS OF OPERATIONS
                                             UNAUDITED

                                       FOR THE 3 MONTHS ENDED          FOR THE 9 MONTHS ENDED
                                    NOV 30, 2005    NOV 30, 2004    NOV 30, 2005    NOV 30, 2004
                                    ------------    ------------    ------------    ------------
SALES
-----

Net Sales of Products ...........   $    528,194    $    337,141    $  1,329,832    $  1,211,091


COST AND EXPENSES
-----------------

  Cost of Goods Sold ............        183,171         160,409         541,913         554,068
  Selling, General &
    Administrative Expenses .....        223,672         258,763         718,698         727,999
  Research and Development ......         10,118          10,943          31,470          32,615
  Stock-Based Compensation ......          1,250              --          43,750          20,000
  Depreciation and Amortization .         19,252          20,079          59,687          61,334
                                    ------------    ------------    ------------    ------------
TOTAL COST AND EXPENSES .........        437,463         450,194       1,395,518       1,396,016
                                    ------------    ------------    ------------    ------------


INCOME (LOSS) FROM OPERATIONS ...         90,731        (113,053)        (65,686)       (184,925)

Non-Operating Income (Expense)
  Interest (Expense) ............        (20,309)        (15,047)        (57,626)        (41,057)
  Interest & Other Income .......             --           6,517           3,578          14,179
                                    ------------    ------------    ------------    ------------
                                         (20,309)         (8,530)        (54,048)        (26,878)
                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES         70,422        (121,583)       (119,734)       (211,803)
  Provision for Income Taxes ....              0               0               0          (1,000)
                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS) AFTER TAXES ...   $     70,422    $   (121,583)   $   (119,734)   $   (212,803)
                                    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE

  Primary .......................   $       0.01    $      (0.01)   $      (0.01)   $      (0.01)
  Fully Diluted .................   $       0.01    $      (0.01)   $      (0.01)   $      (0.01)

Average Common Shares
Outstanding .....................     27,353,191      24,931,000      26,744,064      24,876,600
                                    ============    ============    ============    ============

                          See Accompanying Notes to Financial Statements

                                                 4

                                      REPRO-MED SYSTEMS, INC.
                                     STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED
                                             UNAUDITED

                                                             NOVEMBER 30, 2005  NOVEMBER 30, 2004
                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .............................................         $(119,734)         $(212,803)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Stock-Based Compensation .............................            43,750             20,000
  Legal Expenses Charged to Additional
    Paid-In Capital ....................................                 -            (10,000)
  Depreciation and Amortization ........................            59,687             61,333
  Capital Gain - Building Lease ........................           (16,485)           (16,859)
  Increase in Accounts Receivable ......................           (17,853)            16,835
  Decrease in Inventory ................................            34,106             (3,752)
  Increase (Decrease) in Prepaid Expenses ..............            11,241            (17,937)
  Decrease in Accounts Payable .........................           (71,798)           (33,189)
  Decrease in Accrued Expenses .........................           (31,323)            (7,242)
                                                                 ---------          ---------

NET CASH USED IN OPERATIONS ............................          (108,409)          (203,614)
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Security Deposit .........................                --                 --
  Capital Expenditures .................................            (9,401)           (31,173)
                                                                 ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES ..................            (9,401)           (31,173)
                                                                 ---------          ---------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Issuance of Common Stock at $0.07per share ...........            85,000                 --
  Notes Payable - President and Others .................            75,000            100,000
Payments, Increased Obligations on
  Capitalized Leases ...................................           (16,159)           (15,238)
                                                                 ---------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............           143,841             84,762
                                                                 ---------          ---------

NET INCREASE IN CASH ...................................            26,031           (150,025)

Cash and Cash Equivalents, beginning of period .........            37,330            219,682
                                                                 ---------          ---------
Cash and Cash Equivalents, end of period ...............         $  63,361          $  69,657
                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest .............................................         $  48,953          $  41,057
  Income Taxes .........................................                --              1,000

  Non-Cash Investing and Financing Activities:
    Preferred Stock Dividend Payable ...................         $   4,000          $   4,000

                          See Accompanying Notes to Financial Statements

                                                 5

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS
UNAUDITED

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2005, and the results of operations and cash flows for the three month and nine month periods ended November 30, 2005 and 2004 have been included.

The results of operations for the nine-month period ended November 30, 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2005.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

During the quarter ended May 31, 2005, the company executed note agreements for $80,000. In connection with the execution of those agreements, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. The Company is obligated to issue 425,000 shares of its common stock under the agreements. As of November 30, 2005, 185,000 of these shares have been issued and the remaining 245,000 shares have been reflected as issued for financial statement purposes.

GOING CONCERNS

As shown in the accompanying final statements, the Company has incurred cumulative losses of $3,062,211 and has negative working capital of $(48,669) at November 31, 2005. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets. However, even if the Company does raise capital through the debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from new marketing strategies will be sufficient to enable it to develop business to a level when it will generate profits and cash flow from operations.

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

THREE MONTHS ENDED NOVEMBER 30 2005 VS. 2004
--------------------------------------------

Total sales increased by 56.7% ($191,053) from $337,141 to $528,194 for the three month period ending November 30,2005.

Net Income from operations shows a profit of $90,731 for the three months ending November 30,2005 as compared to a loss of $113,053 for the same quarter in 2004 and represents a total improvement of $203,784 between the two quarters. Net income after taxes showed a profit of $70,422 as compared to a loss of $121,583 for the three months ended November 30, 2004.

RES-Q-VAC and Freedom60 represent the company's key products. Domestic sales of the RES-Q-VAC product line increased 254% quarter over quarter ended November 30, 2005, primarily due to a large government order placed in response to the hurricane Katrina aftermath which occurred during the period, and due to unusually low sales during the prior year's quarter. Overall, RES-Q-VAC had a net increase of 60% as our international sales had declined 27% quarter over quarter which we attribute to the economies in Europe and competition entering the markets there.

Freedom60 experienced a net increase of 35% quarter over quarter ended November 30, 2005 due to several major new accounts added during the year. OEM sales increased this quarter by 295% due to new sales for a custom product in the veterinary market. Sales of our Gyneco products remained essentially flat quarter over quarter increasing by 2%.

Gross profit margin increased to 65.3% compared to 52.4% of net sales three months year over year ending November 30, 2005, due to improved efficiencies in production, reclassification of certain cost of goods, and lower labor levels during the period.

Selling, general and administrative expense decreased 13.6% from $258,763 to $223,672 over this period due primarily to reduced labor. Research and development expenses remained nearly level, decreasing slightly by $825 from $10,943 in 2004 to $10,118 for the three month period ending November 30, 2005.

Interest expense increased 35% ($5,262) due to an increase in loans obtained through the company's promissory note program.

NINE MONTHS ENDED NOVEMBER 30, 2005 VS. 2004
--------------------------------------------

Net sales increased 9.8% overall to $1,329,832 in 2005 from $1,211,091 in 2004 for the ninth month period ending November 30th, 2005. For the nine months ended November 30, 2005 the increase in the domestic sales of RES-Q-VAC of 31% were offset by the decrease of the international sales of 20%, resulting in an overall Res-Q-Vac sales increase of 0.5%. Sales of the products in the Freedom60 line increased by 27% during the same period. Sales of the OEM products increased 198% due to new sales of an OEM device for the veterinary market. Sales in the Gyneco product line continue to decrease and declined by 10% for the nine months ending November 30, 2005 as compared to the same period in 2004.

Gross profit increased to 59.2% of net sales in 2005 from 54.3% in 2004 due to greater efficiencies in production and lower labor.

Selling, general and administrative expense decreased slightly from $727,999 to $718,698 over the same period. Research and development expenses remained nearly level, decreasing slightly by $1,145 from $32,615 in 2004 to $31,470 for the nine month period ending November 30, 2005.

Depreciation and amortization expense decreased by $1,647 period over period as the result of fewer equipment purchases during the past year.

Interest expense increased 40.4% ($16,569) as a result of an increase in loans obtained through the company's promissory note program.

Other income decreased $10,601, period over period.

The net loss for the nine months ended November 30, 2005 decreased 43.7% to $119,734 from $212,803.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of November 30, 2005, $198,553 has been advanced on the line of credit. Although the line expired on June 30, 2002, the bank verbally extended the line through June 30, 2003. We are requesting the bank to extend the line for another six months. We have not received a demand for repayment of the loan and continue to make interest payments.

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

In September and October, 2005, we sold common stock to two independent investors totaling $85,000.

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

We are also moving to consolidate international RES-Q-VAC distribution, as well, by selecting one or two master distributors in each country. We already have master distribution in Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We have added single-point distribution in the United Kingdom for RES-Q-VAC with ABC Healthcare, LTD who will also begin marketing the Freedom60 in Europe. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

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

Additional new markets we have recently sold into include schools, and hospital-based respiratory centers. We plan mailings into those markets, as well. In the school market, we have been informed that any school with a swimming pool is normally required to have suction equipment available. In addition, many schools are installing automatic electronic defibrillators (AED's) for which suction is needed in more than 50% of uses for this device. Our mailings to nursing homes also resulted in some interest by respiratory centers, and we believe there may be additional sales opportunities in this market.

FREEDOM60
---------

We recently signed an agreement with Innovatix, a full-service group purchasing organization with 6,000 alternate care members who are primarily infusion providers and we have begun a program to reach all their members. The decrease in reimbursement continues to encourage home health care providers to seek out effective lower cost infusion systems. There is significant interest for the Freedom60 for use with Immune Globulin, a treatment for Primary Immune deficiency. This is a potentially large new market for which our system is ideally suited. Recently, ZLB Behring announced FDA approval of VIVAGLOBIN(r). This is the first subcutaneous immunoglobulin replacement therapy approved in the U.S. With the drug approval, increasing use of the Freedom60 is expected with national and regional providers to this market.

TRADE SHOWS
-----------

We continue to support our products at several trade shows. In November, we exhibited with our UK Distributor for the Freedom60 at an infusion trade show in Brighton and then we attended the Medica Trade Show in Dusseldorf, Germany, the world's largest medical products trade show. In March, 2006, we are scheduled to exhibit our Freedom60 at the annual National Home Infusion Association conference as well as Vital Care. If resources permit, we plan to attend the EMS Today Show for the RES-Q-VAC, also in March.

OTHER
-----

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

However, It has been brought to management's attention that one of the company's German distributors had commenced selling a copy, manufactured in China, of our basic RES-Q-VAC. The distributor has agreed to cease selling these copies but we are concerned about the possibility of these copies appearing elsewhere.

Although we believe that the Chinese copy is inferior in quality and lacks Full Stop Protection, it is being offered at a lower price and could adversely affect our sales in international markets.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2005.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         January 23, 2006
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer