Form 10KSB
period 2006-02-28
REPRO MED SYSTEMS INC
filed 2006-06-16
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the fiscal year ended              FEBRUARY 28, 2006
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Based on the closing sales price of February 28, 2006, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $2,611,105.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 29,012,286 at February 28, 2006 which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I

         Item 1.    Description of Business ................................   3

         Item 2.    Description of Property ................................  10

         Item 3.    Legal Proceedings ......................................  10

         Item 4.    Submission of Matters to a Vote of Security Holders ....  10

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters ....................................  11

         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................  11

         Item 7.    Financial Statements ...................................  15

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures ...................  16

         Item 8A.   Controls and Procedures ................................  16

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance with Section 16(a) of the
                    Exchange Act ...........................................  16

         Item 10.   Executive Compensation .................................  17

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management .........................................  17

         Item 12.   Certain Relationships and Related Transactions .........  19

         Item 13.   Accountants Fees and Services ..........................  19

PART IV

         Item 14.   Exhibits and Reports on Form 8-K .......................  10

Signatures .................................................................  21

                                     PART I


FORWARD-LOOKING STATEMENTS

This Annual Report contains certain "forward-looking" statements as that term is defined in the federal securities laws. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of managements plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The events described in forward-looking statements contained in this Annual Report may not occur. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under "Factors That May Affect Future Results and Financial Condition".

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Business of Registrant

REPRO-MED Systems, Inc. ("REPRO-MED", or the "Company"), was incorporated in the State of New York in March of 1980. The Company designs, manufactures and markets proprietary medical devices primarily for emergency medical applications and ambulatory infusion therapy. These products are regulated by the FDA. The Company's development and marketing focus are primarily concentrated on the RES-Q-VAC(R) and the FREEDOM60(R) products. The Company is seeking outside funding to increase market penetration and to allow it to develop additional products into this market.

Corporate History

Repro-Med Systems, Inc. was incorporated under the laws of the State of New York in March, 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, fax is 845-469-5518 and the Internet site is www.repro-med.com

PRODUCTS

FREEDOM60(R) SYRINGE INFUSION SYSTEM

The FREEDOM60(R) Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market. Other potential applications for the FREEDOM60(R) are pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

The FREEDOM60(R) provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, FREEDOM60(R) is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, FREEDOM60(R) delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Premarket Notification for initial design of the FREEDOM60(R) as a Class II device was approved by the FDA in May 1994.

The Company also markets the FREEDOM60(R)-FM, an enhanced version of the FREEDOM60(R) which contains an electronic flow monitor system that provides occlusion and end of infusion alarm. This product is directed at nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

We have expanded the use of the FREEDOM60(R) to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for FREEDOM60(R) for use in treating thalissemia with the drug desferal. In Europe we found success in using the FREEDOM60(R) for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60(R) for chemotherapy.

We believe there is a new market for the FREEDOM60(R) for use in Primary Immune Deficiency, injecting immune globulin (IgG) under the skin as a subcutaneous administration. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market.

Repro-Med Systems' objective is to build a product franchise with FREEDOM60(R) and the sale of patented disposable tubing sets. FREEDOM60(R) uses rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented syringe disc connector insures that only the Company's FREEDOM60(R) tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). We believe market pressures have moved patients to low-cost gravity system or IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables. FREEDOM60(R)-FM addresses the largest market segments with the lowest cost alarm syringe pump system.

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

ECONOMIC BENEFITS OF FREEDOM60(R) DISPOSABLE SALES

We have sold approximately 4,069 pumps since March, 2000. We sold approximately 799 pumps during the past fiscal year. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 2,200 FREEDOM60(R) pumps currently in operation. The FREEDOM60(R) pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.09 per use. The tubing sets currently have an average price of $3.50. We estimate that each pump uses an average of six sets per month. This monthly rate amounts to annual usage of 72 sets producing typical gross consumables revenues of $252.00 per pump. If the pump is operated up to 4 times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years.

The following chart indicates estimates of potential consumable sales based on various factors and the installed base levels of FREEDOM60(R) pumps:

               Pumps In                        Annual Sales
                Market                        of Disposables
                ------                        --------------
                  5000                           $1,260,000
                 10000                           $2,520,000
                 50000                          $12,600,000
                100000                          $25,200,000

Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets.

COMPETITION FOR THE FREEDOM60(R)

FREEDOM60(R) competes in the United States infusion pump market based on price, service and product performance. Some of the competitors have significantly greater resources for research and development, manufacturing and marketing, and as a result may be better prepared to compete for market share even in areas in which FREEDOM60(R) products may be superior. The industry is subject to technological changes and there can be no assurance that we will be able to maintain any existing technological lead long enough to establish our products and to sustain profitability.

PORTABLE MEDICAL SUCTION

The RES-Q-VAC(R) Emergency Airway Suction System, is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC(R) reduce the risk of contaminating the technician from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

A critical component and advantage of the RES-Q-VAC(R) is the Full Stop Protection(R), (FSP(R)) a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection(R) meets the requirement of the Occupational Safety and Health Administration as described below. The Company has received a letter from OSHA confirming that the RES-Q-VAC(R) with the Full Stop Protection(R) falls under the engineering controls of the Bloodborne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers... must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R). The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

On April 29, 2003, the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC(R) with Full Stop Protection(R) is the only portable device to comply with the CDC directives.

We have also added new connectors to our pediatric catheters, which allow them to connect directly to the adult containers with FSP(R). These connectors allow pediatric suctioning with the benefit of the Full Stop Protection(R) device as well as with sterile catheters. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery.

A critical advantage of our RES-Q-VAC(R) airway suction system is versatility. With the addition of Full Stop Protection(R), we created specific custom RES-Q-VAC(R) kits for various vertical markets:

Emergency Medicine - we make several special kits for emergency use, which contain all the catheters necessary to treat adults as well was infants or children. These first responder kits are generally non-sterile. We also have special attachments available for the advanced paramedic to treat patients who are intubated.

Respiratory - in-home care, long term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators and with tracheotomies all benefit from the portability, cost and performance of the RES-Q-VAC(R). In hospitals, the RES-Q-VAC(R) provides emergency back up due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, the emergency room, patients in isolation, moving patients throughout the hospital (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC(R) is available sterile with Full Stop Protection(R) for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. We provide special hospital kits which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing homes, hospice, sub-acute - we provide special configurations for dining areas, portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC(R), which can be left by the bedside for rapid use during critical times.

Dental applications - we offer a version of the RES-Q-VAC(R), called DENTAL-EVAC(R) which addresses the needs of oral surgeons for emergency back up suction during a procedure. DENTAL-EVAC(R) is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

Military Applications -Due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for many military situations. In addition, exposure to chemical weapons of mass destruction such as sarin are best treated by rapid, aggressive, repeated suctioning. We believe that the RES-Q-VAC(R)'s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.

COMPETITION FOR THE RES-Q-VAC(R)

We believe that the RES-Q-VAC(R) is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-Vac from Laerdal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC(R) entered the market. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to RES-Q-VAC(R), made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, we believe we will continue to maintain and build market share and gain a significant portion of the electric suction pump market. We believe that the addition of Full Stop Protection(R) substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC(R) provides improved protection for these users.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC(R) and FREEDOM60(R). OEM sales have been as high as 70% of sales (1996). In 2006 and 2005, contract manufacturing amounted to 5.6% and 7% of sales, respectively. The Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

The table below presents the product mix for the last two fiscal years.

                                                 2006         2005
                                              % of Sales   % of Sales
                                              ----------   ----------

         Infusion Therapy ....................   24.8%         21%
         Medical Suction .....................   63.4%         68%
         Gynecological Instruments ...........    5.8%          3%
         Contract Manufacturing ..............    5.6%          7%
         Other ...............................    0.4%          1%

We are also in various stages of development of other additional proprietary medical devices. Thus, we have products currently on the market, new products in development to be marketed, and long range products to support and enhance future growth. Research and Development efforts have been curtailed pending additional funds becoming available through internal cash flow or outside financing.

SALES AND DISTRIBUTION

Distribution channels for the products are those generally common to their respective markets. Emergency medical products are sold through a wide network of domestic and international distributors in 31 countries. Ambulatory infusion systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. Gynecological instruments are sold from the corporate offices primarily through repeat business.

Over the past year, we have begun upgrading our EMS RES-Q-VAC(R) distribution channels by selecting key distributors to work with as master distribution outlets. The domestic emergency medical market has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police and emergency services. We have concluded that we can have more effective market penetration with major master distributors who will have much greater sales volume and be able to better support our products.

We have consolidated our international RES-Q-VAC(R) distribution as well by creating a United Kingdom presence to focus solely on overseas distribution. We already have master distribution in Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

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

To enhance our FREEDOM60(R) marketing efforts, we joined the National Home Infusion Association (NHIA) and yearly produce a mailing and a telemarketing effort to all their members. This effort continues to introduce several new customers to the safety and cost-effectiveness of our Freedom60(R). The decrease in reimbursement continues to encourage home health care providers to seek out effective lower cost infusion systems. We have new trials for FREEDOM60(R) in progress and a number of new leads have been generated from the recent mailings. We also use video conferencing to provide easier, faster and more cost-effective in-servicing and training for the FREEDOM60(R).

We continue to support both of our main product lines at trade shows. In November, we exhibited at Medica in Dusseldorf, Germany, the world's largest medical products trade show. In March, 2006 we exhibited at the annual National Home Infusion Association conference in Houston, followed by an exhibition at EMS Today in Baltimore, Maryland also in March, 2006 and ASPAN in Orlando, FL in May of 2006.

MANUFACTURING AND EMPLOYEES

Electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products are performed at the Company's facility and by the Company's employees. Products are assembled using molded plastic parts acquired from several U.S. vendors and one supplier located in Taipei, Taiwan. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

In February 2006, we employed 20 employees, 13 were assigned to manufacturing operations, 2 to sales and customer support, 2 to administrative functions, 1 to quality assurance functions, 1 Vice President of Sales, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President and the head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

Our last filing of Form 510(k) with the FDA was for the resuscitator, approved in 1998.

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

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC(R), an emergency medical product, is susceptible in the international market to imitation. In 2002 a competitor had introduced a competitive product to the RES-Q-VAC(R) into the market. We responded with the introduction of new innovative features for the RES-Q-VAC(R) that enhanced the product and placed it steps above the competition in safety.

On August 9, 2005, a patent was issued for a new mechanical variable flow rate controller. Used with our FREEDOM60(R) Syringe Infusion System, this device enables the user to select from a number of flow rates while using just one set of tubing, allowing flow rates to be changed during the course of a single infusion to better meet the needs of the patient. The device may be applied to other infusion systems as well. We have not yet determined a production or marketing strategy for this product.

On June 10, 2003, we received a patent #6,575,946 for our new Full Stop Protection(R). This addition to the RES-Q-VAC(R) system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and the new RES-Q-VAC(R) provides improved protection for these users.

OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers...must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R) The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

On April 29, 2003, the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome) which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC(R) with Full Stop Protection(R) is the only portable device to comply with the CDC directives.

We also hold patent #5,336,189 for a "Combination IV Pump & Disposable Syringe" which confers a unique syringe to IV pump interface design. This patent is for the FREEDOM60(R) Infusion System, an infusion therapy product. The cost of filing and maintaining applications has deterred pursuing international patents.

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

In the third quarter of the 2005 fiscal year, it was brought to management's attention that one of the Company's German distributors had commenced selling a copy, manufactured in China, of our basic RES-Q-VAC(R), using the RES-Q-VAC(R) name. The distributor eventually agreed to discontinue use of the RES-Q-VAC(R) name, destroy its existing inventory of the copied pumps and to refrain from selling the copied pumps in the future.

To strengthen our position in the future, we applied for, and were granted, trademark status for the RES-Q-VAC(R) name in Germany. An application to register the name throughout the entire European Union has been filed and is undergoing review.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space we occupy. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the building's annual property taxes, amounting to $53,467 for the year ended February 28, 2006. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material litigation, nor to the knowledge of the officers and directors, is there any material litigation threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2006.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2006, 29,012,286 shares were issued and outstanding and there were approximately 1,210 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                              High Bid        Low Bid
                                              --------        -------
         Year Ended February 28, 2006
         ----------------------------
         1st Quarter                           $0.23           $0.09
         2nd Quarter                           $0.15           $0.07
         3rd Quarter                           $0.25           $0.08
         4th Quarter                           $0.18           $0.09

         Year Ended February 29, 2005
         ----------------------------
         1st Quarter                           $0.23           $0.011
         2nd Quarter                           $0.16           $0.05
         3rd Quarter                           $0.19           $0.05
         4th Quarter                           $0.18           $0.07

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 238,095 shares of Repro-Med common stock at $0.40 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.44.

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2005, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of FREEDOM60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

2006 VS. 2005

We have continue to expand our sales and marketing efforts for our two core product lines, the RES-Q-VAC(R) Medical Suction system and FREEDOM60(R) Syringe Infusion System. This included mail marketing, telemarketing, trade shows, and increased on site sales calls.

RES-Q-VAC(R) sales increased domestically 29.7% from $422,708 to $548,111 due to a large order for the relief effort relating to Hurricane Katrina and our marketing efforts which continue to reach new customers. This was offset by a decrease in the international market which declined 12.4% from $641,527 to $561,793. Overall RES-Q-VAC(R) sales increased 4.3% from $1,064,2235 to $1,109,904.

Our new RES-Q-VAC(R) markets included hospitals, nursing homes, dental sales, sales to school and prisons.

Sales of our non-core product lines were flat due to our increased efforts going to the FREEDOM60(R) and RES-Q-VAC(R) product lines. Sales from OEM manufacturing (production for other manufacturers) increased by 60% and accounted for 5.6% of the company's revenue in 2006. We do not actively seek OEM business but will accept these contracts when appropriate.

Our total sales increased overall 11.7% % for the year ended February 28, 2006 to $1,745,806 from $1,560,220 in 2005 as we continued to increase sales of our two main products.

The Net Loss for the year ended February 28, 2006 , was $217,815, including $88,550 in stock-based compensation, as compared to the previous year's loss of $400,892 (which included stock-based compensation of $74,800.) Gross profit margin for the year ended February 28, 2006 was 58%, higher than experienced in the prior year ending February 28 , 2005. Selling, General & Administrative Expenses (SG&A) decreased $7,837 year over year from $992,468 to $984,631. Research and development expenses decreased slightly by $2,212 from $44,029 to $41,817 in 2006.

Interest expense increased by $19,947 to $77,519 in 2006 from $59,572 in 2005 as the result of our financing activities as well as higher interest rates, which increase the cost of our variable-rate debt.

We've increased RES-Q-VAC(R) sales and anticipate maintaining the franchise though the addition of our Full Stop Protection(R) filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens. The RES-Q-VAC(R) is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protector(TM). The Company has received a letter from OSHA confirming that the Full Stop Protection(R) falls under the engineering controls of the Bloodborne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC(R) is the only hand-held portable suction system which meets this requirement.

We continue to seek funds to increase marketing and sales of both key products and to design a new improved RES-Q-VAC(R) suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also beginning to promote the RES-Q-VAC(R) in the home care market, for which the RES-Q-VAC(R) is ideally suited due to its low cost, portability and convenience. We have begun marketing a dental version called DENTAL-EVAC(R) and have added one distributor. We have signed an agreement with a company to market RES-Q-VAC(R) and certain other of our products in the veterinary markets.

LIQUIDITY AND CAPITAL RESOURCES

The net loss of $217,815 was offset by non-cash expenses for depreciation and stock-based compensation and financed in part by loans. For the year ended February 28, 2006 Net Cash from Operations was ($138,748) as compared with ($ 191,694) for the prior year. This change of $52,946 was due primarily to a decrease in the net loss. As a result, at the end of fiscal year 2006, the net working capital decreased to ($86,878).

During June 2000, we negotiated a $200,000 line of credit with M&T Bank that is guaranteed by the President and one of the directors. As of February 28, 2006, $198,553 had been advanced on the line of credit. In accordance with the agreement the line of credit was to be renewed or paid off by June 30, 2001. We have received a verbal continuance from the bank through June 30, 2003. We have not received a demand for repayment of the loan and continue to make interest payments.

Commencing in mid February, 2004, we started raising capital from a promissory note and stock offering which raised $225,000 by the end of the fiscal year. An additional $100,000 was raised under this program in early fiscal year 2005. For the year ending 2006, we raised an additional $85,000 under this program. This five-year promissory note pays 2% over prime plus four shares of common stock per year for every year the loan is in place. An additional $25,000 was raised from related parties in the first and second quarters of 2003 under similar terms.

Accounts Receivable, net of reserves, decreased at February 28, 2006 to $147,579 as compared to $125,078 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2006, 88% of Accounts Receivable were current or less than 30 days past due, 11.5% were at 30-60 days and 0.5% were over 60 days.

Prepaid expenses and other receivables decreased $8,349 from $36,531 to $28,182.

Expenditures for capital equipment and intellectual property protection in 2006 decreased $48,921 to $9,251 as compared to $58,172 in 2005. These expenditures were for molds and the costs for the filing and issuance of patents and trademarks.

We are contingently liable to rework approximately 15,000 units of a product for an OEM customer order which was completed in prior years. The total additional material and labor cost to complete this rework approximates $80,000, which has not been recorded in the financial statements. These units are deliverable over the next three years.

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

The property is currently subject to a 20-year lease. We are responsible for repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month and 65% of the building's annual property taxes, amounting to $53,467 for the year ended February 28, 2006. Our monthly rent is $10,000 for the first 10 years of the lease and $11,042 thereafter.

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. Substantial resources were directed into the marketing efforts during the past year which produced an increase in new RES-Q-VAC(R) customers and new FREEDOM60(R) users. We are aware of the delay between marketing and the resulting sales in our medical markets. Furthermore, new customers tend to purchase smaller initial quantities, and since a major portion of our income stream is derived from the use of disposable supplies, it will take several months for the full impact of new customers to be reflected in our sales performance.

We believe we have created and will continue to enhance a new customer base for our products. If sales continue to meet the Company's targets, which cannot be assured, we believe that we will have sufficient resources to meet our obligations for the next twelve months. However, if these sales do not continue to develop to our expectations, and if new funding does not become available, then our viability could be in question (see going concern qualification NOTE 1
- Notes to Financial Statements). We remain cautiously optimistic that, at a minimum, these new sales will continue to meet our expectations and needs for the coming year.

SUBSEQUENT EVENTS

In April, 2006, we signed an agreement with a professional sales and marketing company, which effectively appoints them as the sales and marketing arm of the Company.

ITEM 7.  FINANCIAL STATEMENTS


              Index to Financial Statements and Supplementary Data


Report of Independent Registered Public Accounting Firm ...................  F-1

Balance Sheets ............................................................  F-2

Statements of Operations ..................................................  F-3

Statement of Stockholders' Equity .........................................  F-4

Statements of Cash Flows ..................................................  F-5

Notes to Financial Statements .............................................  F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Repro-Med Systems, Inc.
Chester, NY

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2006 and 2005 and the related statements of operations, stockholders deficit and cash flows for each of the two years in the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the Financial Statements, the Company has incurred cumulative losses of $3,164,290 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       /s/ Meyler & Company, LLC

June 12, 2006
Middletown, NJ

                                REPRO-MED SYSTEMS, INC.
                                     BALANCE SHEETS
                                         ASSETS
                                                                    February 28,
                                                             -------------------------
                                                                 2006          2005
                                                             -----------   -----------
CURRENT ASSETS
  Cash ....................................................  $    26,753   $    37,330
  Accounts receivable less allowance for doubtful accounts
   of $27,632 and $19,974 for 2006 and 2005, respectively .      147,579       125,078
  Inventory ...............................................      347,392       371,569
  Prepaid expenses ........................................       28,182        36,531
                                                             -----------   -----------
    Total Current Assets ..................................      549,906       570,508

PROPERTY AND EQUIPMENT, NET ...............................      268,096       337,708
OTHER ASSETS
  Patents, net of accumulated amortization of $81,633 and
    $75,120 for 2006 and 2005, respectively ...............       35,214        35,079
  Goodwill, net of accumulated amortization of $5,168 and
    $4,808 for 2006 and 2005, respectively ................        8,969         9,329
  Security deposits .......................................       27,652        27,652
                                                             -----------   -----------
                                                                  71,835        72,060
                                                             -----------   -----------
                                                             $   889,837   $   980,276
                                                             ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Note payable to bank - demand ...........................  $   198,553   $   198,553
  Notes payable to related parties ........................        6,834         7,000
  Accounts payable ........................................      284,095       348,316
  Accrued expenses ........................................       46,172        60,588
  Accrued interest ........................................       42,663        31,469
  Current portion of capital lease obligations ............        9,437        19,084
  Accrued preferred stock dividends .......................       32,000        24,000
  Accrued payroll and related taxes .......................       17,030        33,703
                                                             -----------   -----------
    Total Current Liabilities .............................      636,784       722,713


OTHER LIABILITIES
  Capital lease obligations, less current portion .........          616        10,381
  Deferred capital gain ...................................      292,256       314,736
  Long-term debt - notes payable ..........................      530,000       450,000
                                                             -----------   -----------
      Total Liabilities ...................................    1,459,656     1,497,830

STOCKHOLDERS' DEFICIT
  Preferred stock, 8% cumulative, liquidation value
    $100,000, $0.01 par value, 2,000,000 shares
    authorized,10,000 shares issued and outstanding at
    February 28, 2006 and 2005 ............................          100           100
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 29,012,286 and 26,027,000 issued and
    outstanding at February 28, 2006 and 2005, respectively      290,123       260,270
  Additional paid-in capital ..............................    2,446,248     2,302,551
  Accumulated deficit .....................................   (3,164,290)   (2,938,475)
                                                             -----------   -----------
                                                                (427,819)     (375,554)
      Less: Treasury stock, 2,275,000 shares at cost at
            February 28, 2006 and 2005, respectively ......     (142,000)     (142,000)
                                                             -----------   -----------
                                                                (569,819)     (517,554)
                                                             -----------   -----------
      Total Shareholders' Deficit .........................  $   889,837   $   980,276
                                                             ===========   ===========

       The accompanying notes are an integral part of these financial statements.

                                          F-2

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           February 28,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

NET SALES ......................................   $  1,745,806    $  1,560,220

COSTS AND EXPENSES
  Cost of goods sold ...........................        728,522         726,458
  Selling, general and administrative ..........        984,631         992,468
  Research and development .....................         41,817          44,029
  Stock based compensation to obtain loan
   financing ...................................         88,550          74,800
  Depreciation and amortization ................         79,089          81,818
                                                   ------------    ------------
    Total Costs and Expenses ...................      1,922,609       1,919,573
                                                   ------------    ------------

NET OPERATING LOSS .............................       (176,803)       (359,353)

OTHER INCOME (EXPENSE)
  Interest and other income ....................         36,507          19,434
  Interest expense .............................        (77,519)        (59,572)
                                                   ------------    ------------
    Total Other Expenses .......................        (41,012)        (40,138)
                                                   ------------    ------------

NET LOSS BEFORE TAXES ..........................       (217,815)       (399,491)
  PROVISION FOR INCOME TAXES ...................              -           1,401
                                                   ------------    ------------

NET LOSS .......................................   $   (217,815)   $   (400,892)
                                                   ============    ============
NET LOSS PER COMMON SHARE ......................   $      (0.01)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....     26,467,786      22,697,808
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                  REPRO-MED SYSTEMS, INC.
                                             STATEMENT OF STOCKHOLDERS' DEFICIT
                                       For the Years Ended February 28, 2006 and 2005
                           Preferred Stock         Common Stock         Paid-in      Accumulated    Treasury
                           Shares   Amount      Shares      Amount      Capital        Deficit        Stock        Total
                           ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance February 28, 2004  10,000    $100     24,531,000   $245,310    $2,252,711    $(2,529,583)   $(142,000)    (173,462)

Preferred stock dividends                                                                 (8,000)                   (8,000)

Issuance of common stock
 in connection with
 obtaining loan financing
 @$0.05 per share .......                      1,312,000     13,120        52,480                                   65,600

Expense in connection
 with note placement ....                                                 (10,000)                                 (10,000)

Issuance of common stock
 to consultants in
 connection with
 obtaining loan financing
 @$0.05 per share .......                        184,000      1,840         7,360                                    9,200

Net loss for the year
 ended February 28, 2005                                                                (400,892)                 (400,892)
                           ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance February 28, 2005  10,000    $100     26,027,000   $260,270    $2,302,551    $(2,938,475)   $(142,000)   $(517,554)

Issuance of common stock
 @ $0.07 per share ......                      1,214,286     12,143        72,857                                   85,000

Issuance of common stock
 in connection with
 obtaining loan financing
 @$0.05 per share .......                      1,567,000     15,670        62,680                                   78,350

Issuance of common stock
 to consultants @ $0.05
 per share ..............                        204,000      2,040         8,160                                   10,200

Preferred stock dividends                                                                 (8,000)                   (8,000)

Net loss for the year
 ended February 28, 2006                                                                (217,815)                 (217,815)
                           ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance February 28, 2006  10,000    $100      29,012,286  $290,123    $2,446,248    $(3,164,290)   $(142,000)   $(569,819)
                           ======    ====      ==========  ========    ==========    ===========    =========    =========

                         The accompanying notes are an integral part of these financial statements.

                                                            F-4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                            For the Year Ended
                                                               February 28,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................  $(217,815)  $(400,892)

    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Stock based compensation to obtain loan financing      88,550      74,800
      Depreciation and amortization ....................     79,089      81,818
      Deferred capital gain - building lease ...........    (22,481)    (22,481)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .......    (22,501)      5,256
      Decrease  in inventory ...........................     24,177       7,413
      (Increase) decrease in prepaid expenses ..........      8,349     (10,756)
      (Decrease) increase in accounts payable ..........    (64,221)     22,593
      Increase in preferred stock dividend .............      8,000       8,000
      Decrease in accrued payroll and related taxes ....    (16,673)     20,439
      (Decrease) increase in accrued expenses ..........    (14,416)      8,632
      Increase in accrued interest .....................     11,194      13,484
                                                          ---------   ---------
      NET CASH USED IN OPERATING ACTIVITIES ............   (138,748)   (191,694)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ..................     (2,602)    (55,172)
  Additional patent costs ..............................     (6,649)     (3,000)
                                                          ---------   ---------
      NET CASH USED IN INVESTING ACTIVITIES ............     (9,251)    (58,172)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable ........................................     80,000     100,000
  Proceeds from sale of common stock ...................     85,000
  Repayment of note payable to bank ....................          -         (28)
  Preferred stock dividends ............................     (8,000)     (8,000)
  Costs in connection with note placement ..............    (10,000)
  Proceeds from note payable to related party ..........       (166)          -
  Payments on capitalized lease obligations ............    (19,412)    (14,458)
                                                          ---------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ........    137,422      67,514
                                                          ---------   ---------

      NET DECREASE IN CASH AND CASH EQUIVALENTS ........    (10,577)   (182,352)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ............     37,330     219,682
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ..................  $  26,753   $  37,330
                                                          =========   =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid ........................................  $  77,518      46,082
  Income taxes .........................................          -       1,401

   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 1   DESCRIPTION OF BUSINESS, GOING CONCERN UNCERTAINTY AND MANAGEMENT'S
         PLANS

         The Company and Nature of Business
         ----------------------------------

         Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980 under the laws of the State of New York. The Company was organized to engage in research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

         Going Concern Uncertainty and Management's Plans
         ------------------------------------------------

         As shown in the accompanying financial statements, the Company incurred net losses of $217,815 and $400,892 during the years ended February 28, 2006 and 2005, respectively and has an accumulated deficit of $3,164,290. Additionally, for the year ended February 28, 2006, the Company had a negative working capital of $86,878. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets for its products. However, even if the Company does raise capital through debt or equity channels or increases its sales through new strategies, there can be no assurance that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         Inventory
         ---------

         Inventories consist primarily of purchased parts and assembled units and are stated at the lower of cost (first-in, first-out) or market value.

         Patents
         -------

         Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

         Income Taxes
         ------------

         The Company accounts for income taxes under the liability method, which requires the determination

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)
         ------------------------

         of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance since, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At February 28, 2006, the Company has net operating loss carryforwards of approximately $2,500,000 which expire through 2026. Since the Company has generated significant operating losses, a deferred tax asset of approximately $1,000,000 has been offset by a valuation allowance of $1,000,000.

         Property and Equipment and Depreciation
         ---------------------------------------

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

         Net Loss Per Common Share
         -------------------------

         The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion would be anti-dilutive. The diluted earnings per share calculation includes the addition of $8,000 from preferred stock dividends, resulting in no difference between basic and diluted earnings per share.

         Use of Estimates in the Financial Statements
         --------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Allowance for Doubtful Accounts
         -------------------------------

         The Company's policy is to provide an allowance for doubtful accounts based upon its review of the accounts receivable and past collection policies and procedures.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition
         -------------------

         The Company ships a product which is assembled by the customer on its premises. Revenue is recognized when a sales order is completed and shipped.

         Stock-Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123. In accordance with Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

         Recent Accounting Pronouncements
         --------------------------------

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

         In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Implementation of SFAS 123(R) is not expected to have a material impact on the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements (Continued)
         --------------------------------------------

         No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principles to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although it will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the results of operations, financial position or cash flows.

NOTE 3   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                                      February 28,
                                                -----------------------
                                                  2006           2005
                                                --------       --------
         Raw material ...................       $254,475       $283,765
         Work in progress ...............         28,795         12,529
         Finished goods .................         64,122         75,275
                                                --------       --------

                                                $347,392       $371,569
                                                ========       ========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                              February 28,            Estimated
                                       -------------------------        Useful
                                          2006           2005           Lives
                                       ----------     ----------     ----------

Furniture and office equipment ......  $  343,064     $  342,291        5 years
Manufacturing equipment and tooling .     930,862        929,033     7-12 years
                                       ----------     ----------
                                        1,273,926      1,271,324
Less: accumulated amortization and
  depreciation ......................   1,005,830        933,616
                                       ----------     ----------

Property and Equipment, Net .........  $  268,096     $  337,708
                                       ==========     ==========

NOTE 5   NOTE PAYABLE TO BANK - DEMAND

         The Company has a demand note with a local financial institution in the amount of $198,553. The note bears interest at the rate of 8.5% and is secured by the Company's assets as well as personal guarantees of the President and a Company Director. The note was originally due June 30, 2005, however to date, there has been no demand made by the bank for repayment and the Company continues to pay interest monthly as billed.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 6   RELATED PARTY TRANSACTIONS

         Notes Payable to Related Parties
         --------------------------------

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $6,834, $4,834 to the President of the Company and $2,000 to the former Controller. These latter amounts, which were due in September 2005, are currently past due and bear interest at the rate of 2% over prime. See also Note 8 for additional loans payable to the President.

         Leased Aircraft
         ---------------

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $22,500 and $21,500 for the years ended February 28, 2006 and 2005, respectively. The original lease agreement has expired and the Company is currently on a month to month basis for rental payments.

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

         As of February 28, 2006, minimum future lease payments under these capital leases are:

                                                    For the
                                                  Years Ending
                                                  February 28,       Amount
                                                  ------------       ------
                                                      2007          $12,959
                                                      2008              857
                                                                    -------
         Total minimum lease payments (forward)                     $13,816
                                                                    =======

                                                          February 28,
                                                    -----------------------
                                                      2006            2005
                                                    -------         -------
         Total minimum lease payments (forward)     $13,816         $40,328
         Less: amounts representing interest ..       3,763          10,863
                                                    -------         -------
               Net minimum lease payments .....      10,053          29,465

         Less: current portion ................       9,437          19,084
                                                    -------         -------
         Long-term portion ....................     $   616         $10,381
                                                    =======         =======

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 8   LONG-TERM DEBT

         Long-term debt consists of the following at:
                                                                 February 28,
                                                            --------------------
                                                               2006       2005
                                                            ---------  ---------
         In April 2004, the Company borrowed $25,000 from
         three individuals, including $10,000 from the
         President, at 2% over the prime lending rate.
         These loans mature June 30, 2008. As an additional
         incentive to make the loans, the Company agreed to
         grant one share of its common stock for each
         dollar of indebtedness outstanding at each
         calendar quarter. As of February 28, 2006, 215,000
         shares of common stock are to be issued to these
         note holders. .................................... $  25,000  $  25,000

         During the period February 2004 to May 2005, the
         Company borrowed $405,000 from several
         individuals. These loans mature between March 30,
         2009 and 2010 and bear interest at a rate of 2%
         over the prime lending rate. As incentive to make
         the loans, the Company agreed to grant 4 shares of
         its common stock immediately to each of the note
         holders and, commencing on the yearly anniversary
         date, four shares of common stock for each dollar
         of unpaid principal. As of February 28, 2006,
         812,000 shares of common stock are to be issued to
         these note holders. Additionally, in order to
         obtain the loans, the Company agreed to issue
         360,000 shares of its common stock to consultants
         which have not yet been issued. ..................   405,000    325,000

         The President of the Company has loaned the
         Company, at various times over the past three
         years, $100,000 at 8% interest. These loans are
         unsecured and mature March 30, 2009. .............   100,000    100,000
                                                            ---------  ---------

                                                            $ 530,000  $ 450,000
                                                            =========  =========

NOTE 9   STOCKHOLDERS' EQUITY

         On February 2, 1993, the Company sold 10,000 shares of $0.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of $100.000. Effective February 28, 2005 the Convertible Cumulative Preferred Stock can be converted to 238,095 shares of common stock at a conversion price of $0.42 per share. Dividends for the years ending February 28, 2006 and 2005 have not been paid and have been accrued.

         On October, 31, 1996, the Company purchased, in a private offering, 275,000 shares of common stock at a price of $0.08 per share, a total of $22,000. On September 10, 1996, the Company purchased, in a private offering, 2,000,000 shares of common shares at a price of $0.06 per share, a total of $120,000. These treasury shares may be sold at a future time or utilized for corporate use.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 9   STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with note agreements executed in April 2005, the Company is obligated to issue one share per quarter for each dollar of indebtedness which exists at the calendar quarter. At February 29, 2009, the Company is obligated to issue 215,000 shares of its common stock to these note holders at $0.05 per share. These shares have not been issued to date, but have been reflected as issued in the accompanying financial statements.

         In connection with note agreements executed between February 2004 and May 2005, the Company is obligated to issue 4 shares for every dollar of principal borrowed. As at February 28, 2006 the Company is obligated to issue 1,492,000 shares to these note holders at $0.05 per share. Additionally, in connection with the note placement, the Company is obligated to issue 360,000 shares to consultants who helped obtain the note holders. These shares have not been issued to date, but have been reflected as issued for the accompanying financial statements.

         In September and October 2005, the Company sold 1,214,286 shares of its common stock for cash at $0.07 per share, a total of $85,000.

NOTE 10  STOCK OPTIONS

         On March 1, 1995, the Board of Directors approved two incentive stock options programs for the benefit of key employees, directors, and officers of the Company. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. The Company has filed a Registration Statement with the Securities and Exchange Commission for these Option Plans. The Option Plans originally expired March 1, 2006 but have been extended to April 2007. Options granted under the 1995 Stock Option Plan to full time employees are intended as "incentive stock options"; within the meaning of the Internal Revenue Code. The employee options vest over a period of five years beginning one year from the grant date and are exercisable until one year from the date all options have vested.

         Stock option activity for the years February 28, 2006 and 2005 is summarized as follows:

         Qualified Options
         -----------------
                                                              Weighted
                                                              Average
                                                              Exercise
                                                   Shares       Price
                                                  -------     --------
         Outstanding at February 28, 2004 ....    490,000       $0.08
           Exercised .........................          -
           Expired or cancelled ..............    290,000
                                                  -------       -----

         Outstanding at February 28, 2005 ....    200,000       $0.08
                                                  =======       =====
           Exercised .........................          -
           Expired or cancelled ..............    100,000
                                                  -------       -----

         Outstanding at February 28, 2006 ....    100,000       $0.08
                                                  =======       =====

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 10  STOCK OPTIONS (CONTINUED)

         Non-Qualified Options
         ---------------------
                                                              Weighted
                                                              Average
                                                              Exercise
                                                   Shares       Price
                                                  -------     --------
         Outstanding at February 28, 2004 ....    185,000       $0.17
           Exercised .........................          -
           Expired or cancelled ..............          -
                                                  -------       -----

         Outstanding at February 29, 2005 ....    185,000       $0.17
                                                  =======       =====
           Exercised .........................          -
           Expired or cancelled ..............          -
                                                  -------       -----

         Outstanding at February 28, 2006 ....    185,000       $0.17
                                                  =======       =====

         No options were granted during the years ended February 28, 2006 and 2005.

         The non-qualified stock options outstanding are fully vested and the compensation amount attributable to the issuance of these stock options has been expensed. The compensation expense was fully amortized and charged to operations during the year ended February 28, 2002. These stock options are exercisable for three years from the grant date. The employee options are exercisable for ten years from the grant date and vest over three years. As of February 28, 2006, all employee options are vested and earned.

         The following table summarizes information about options outstanding and exercisable at February 28, 2006:

                                                   Outstanding
                                       --------------------------------------
                                                    Weighted        Weighted
                                                     average        average
                                                    remaining       exercise
                                       Shares     life in years      price
                                       -------    -------------     ---------
         Range of exercise prices
           $0.06 to $0.25 .........    100,000         1.0           $0.20
           $0.10 ..................    185,000         1.0            0.10
                                       -------
                                       285,000
                                       =======

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

         On February 25, 1999, the Company entered into a sale-leaseback arrangement whereby the Company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of 20 years. The leaseback is accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the related lease.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2006 and 2005

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE (CONTINUED)

         At February 28, 2006 minimum future rental payments are:

                  Year               Minimum Rental Payments
                  ----               -----------------------
                  2007                       120,000
                  2008                       120,000
                  2009                       120,000
                  thereafter              $1,325,000
                                          ----------

                                          $1,685,000
                                          ==========

         Rent expense for the year ended February 29, 2006 aggregated $120,000.

         In March 2004, the landlord agreed to utilize $27,150 of the security deposit (currently held by the landlord) to pay for March and April 2004 rent. The agreement requires replenishment within 90 days. At the date of this report, the Company has not replenished the security deposit.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework approximately 15,000 units of its product for a customer order which was completed in prior years. The total additional material and labor cost to complete this rework approximates $115,000. This amount has not been provided in the accompanying financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2006 in alerting him in a timely manner to material information required to be included in our Securities and Exchange Commission reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth-certain information with respect to the Executive Officers and Directors:

         Name                     Age        Position/Held Since
         ----                     ---        -------------------

         Andrew I. Sealfon        61         President 1980,
                                             Treasurer 1983,
                                             Chairman 1989,
                                             Director 1980,
                                             CEO 1986

         Paul Mark Baker          56         Director 1991

         Nathan Blumberg          71         Director 2000

         Remo Spagnoli            77         Director 1993

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

Dr. Baker earned a medical degree from Cornell University Medical College. He is a practicing pediatrician and is attending at Department of Pediatrics Horton Memorial Hospital, Middletown, NY and attending at New York Hospital-Cornell Medical Center in New York City. Dr. Baker assisted us in the development of the RES-Q-VAC(R) Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC(R) in a letter to Lancet, a medical journal.

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

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $112,266 in salary from Repro-Med during the fiscal year ended February 28, 2006. Mr. Sealfon had been granted incentive stock options, which expired February 28, 2006, in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

         Name & Position            Year        Salary            Other *
         ---------------            ----        ------            -------

         Andrew I. Sealfon,         2006        $112,266             -
          President                 2005        $119,750             -
                                    2004        $122,667             -

         * Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2005:

                                                                     Value of
                                                 Number of         Unexercised
                                                Unexercised        In-the-Money
                     Shares                      Options at           Options
                    Acquired                     Year-end           at Year-end
Name of                On          Value        Exercisable /       Exercisable/
Individual          Exercise     Realized      Unexercisable      Unexercisable
-------------       --------     --------      -------------      -------------
A. I. Sealfon
-------------
Exercisable             0            0               0                 $0
Unexercisable           0            0               0                 $0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2006, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

         Name of Principal Shareholders     Number of      Percent
         and Identity of Group             Shares Owned    Of Class    Notes:
         ------------------------------    ------------    --------    ------

         Andrew I. Sealfon*                  5,367,250        20%      1,2,6

         Dr. Paul Mark Baker                 1,034,000        4%       6

         Dr. Nathan Blumberg                   260,000        1%       5,6

         Remo Spagnoli                       1,234,045        6%       3,4,6
         __________

         *Andrew I. Sealfon is deemed a "parent" and a "promoter" of Repro-Med Systems, Inc. as those terms are defined under the Securities Act of 1933, as amended.

         (1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

         (2) Includes 477,000 shares of Common Stock owned by six members of Mr. Spagnoli's family.

         (3) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. For fiscal 2005, $8,000 in preferred stock dividends has been accrued on the balance sheet. The preferred stock can be redeemed for 238,095 shares of Repro-Med common stock at $0.42 per share. Consequently, 238,095 shares are deemed beneficially owned by Mr. Spagnoli and included above.

         (4) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 250,000 shares of stock in exchange for services rendered.

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

         (6) Treasury stock totaling 2,275,000 shares acquired by Repro-Med Systems, Inc. at a cost of $142,000 was excluded from all percentage calculations.

                                     Price Per       No. Shares & Earliest
Name          Main Position            Share            Date of Exercise
----          -------------          ---------       ---------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $22,500 in each of 2006 and 2005. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

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

ITEM 13. ACCOUNTANTS FEES AND SERVICES

The following is a summary of the fees billed to us by Meyler & Company, LLC, our independent auditors, for professional services rendered for the fiscal years ended February 28, 2006 and February 28, 2005:

FEE CATEGORY              FISCAL 2006 FEES              FISCAL 2005 FEES

Audit Fees(1)                 $23,500                        $23,500
_________
(1) Audit fees, including those for our wholly-owned subsidiary, Repro-Med Europe, consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2006 and February 28, 2005, respectively. All Other Fees consist of aggregate fees billed for products and services provided by Meyler & Company, LLC other than those disclosed above. These fees related to the preparation of the 10Qs.

         The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

(3) Articles of Incorporation and By-Laws
         3(a)   Articles of Incorporation(1)
         3(b)   By-Laws(2)

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

(21) Subsidiary of Registrant:
         NONE

(31) Rule 13a-14(a)/15d-14(a) Certifications:
         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Section 1350 Certifications:
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K:

Form 8-K/A, Item 9, Regulation FD Disclosure, incorporated by reference for May 12, 2004.
_________
(1) Incorporated by reference from the Registration and Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated:  June 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew I. Sealfon                                              June 14, 2006
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                                            June 14, 2006
-----------------------------
Dr. Nathan Blumberg, Director


/s/ Dr. Paul Mark Baker                                            June 14, 2006
-----------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                                                  June 14, 2006
-----------------------------
Remo Spagnoli, Director