Form 10QSB
period 2006-05-31
REPRO MED SYSTEMS INC
filed 2006-07-21
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
    1934

         For the quarterly period ended                    MAY 31, 2006
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at May 31, 2006
               -----                              ---------------------------

   Common stock, $.01 par value                        30,413,286 Shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - May 31, 2006 and
         February 28, 2006 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         ending May 31, 2006 and May 31, 2005 ..............................   4

         Statements of Cash Flow (Unaudited) - for the three months
         ending May 31, 2006 and May 31, 2005 ..............................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7


PART II

ITEM 1.  Legal Proceedings .................................................  11

ITEM 2.  Changes in Securities .............................................  11

ITEM 3.  Defaults Upon Senior Securities ...................................  11

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  11

ITEM 5.  Other Information .................................................  11

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  11

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET

                                                       MAY 31,      FEBRUARY 28,
                                                        2006            2006
ASSETS                                              (UNAUDITED)      (AUDITED)
------                                              -----------     -----------
CURRENT ASSETS
--------------
    Cash & Cash Equivalents ....................    $     3,796     $    26,753
    Accounts Receivable, net ...................        104,746         147,579
    Inventory ..................................        371,987         347,392
    Prepaid Expenses ...........................         31,654          28,182
                                                    -----------     -----------
TOTAL CURRENT ASSETS ...........................        512,183         549,906

PROPERTY & EQUIPMENT, NET ......................        250,738         268,096

OTHER ASSETS
------------
     Patents, net of amortization ..............         33,453          35,214
     Goodwill, net of amortization .............          8,879           8,969
     Security Deposits .........................         27,652          27,652
                                                    -----------     -----------
TOTAL OTHER ASSETS .............................         69,984          71,835
                                                    -----------     -----------

TOTAL ASSETS ...................................    $   832,905     $   889,837
                                                    ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
-------------------
    Accounts Payable ...........................    $   317,778     $   284,095
    Notes Payable to Related Parties ...........         54,535           6,834
    Accrued Expenses ...........................         53,866          46,172
    Note Payable to Bank .......................        198,553         198,553
    Accrued Payroll and Related Taxes ..........         14,663          17,030
    Accrued Interest ...........................         45,040          42,663
    Accrued Preferred Stock Dividends ..........         32,000          32,000
    Current Portion Capital Lease Obligations ..          6,917           9,437
                                                    -----------     -----------
    TOTAL CURRENT LIABILITIES ..................        723,352         636,784
                                                    ===========     ===========

OTHER LIABILITIES
-----------------
    Capital Lease Obligations,
    Less Current Portion .......................              -             616
    Deferred Capital Gain Income ...............        286,636         292,256
    Long-Term Debt - Notes Payable .............        530,000         530,000
                                                    -----------     -----------

TOTAL LIABILITIES ..............................      1,539,988       1,459,656
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
--------------------
    Preferred Stock, 8% Cumulative,
      liquidation value $100,000 Par Value,
      $0.01 Authorization 2,000,000 Shares
      Issued & Outstanding 10,000 Shares @
      May 31, 2006 and February 28, 2006 .......            100             100
    Common Stock, $.01 Par Value,
    Authorized 50,000,000 Shares, 30,413,286
      shares and 29,012,286 shares issued
      and outstanding at May 31, 2006 and
      February 28, 2006, Respectively ..........        304,133         290,123
    Additional Paid-in Capital .................      2,502,288       2,446,248
    Accumulated Deficit ........................     (3,371,604)     (3,164,290)
                                                    -----------     -----------
                                                       (565,083)       (427,819)

    Less Treasury Stock, 2,275,000 shares at
      May 31, 2006 and February 28, 2006 .......       (142,000)       (142,000)
                                                    -----------     -----------
TOTAL STOCKHOLDERS' EQUITY  (DEFICT) ...........       (707,083)       (569,819)
                                                    -----------     -----------

TOTAL LIABILITIES & STOCKHOLDER'EQUITY .........    $   832,905     $   889,837
                                                    ===========     ===========

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     FOR THE 3 MONTHS ENDED
                                                -------------------------------
                                                MAY 31, 2006       MAY 31, 2005
                                                ------------       ------------
SALES
-----

Net Sales ................................      $    347,725       $    382,302


COSTS AND EXPENSES
------------------

  Cost of Goods Sold .....................           150,310            178,657
  Selling, General &
         Administrative Expenses .........           285,939            261,097
  Research and Development ...............            10,065             10,961
  Stock-Based Compensation ...............            70,050             41,250
  Depreciation and Amortization ..........            19,213             20,104
                                                ------------       ------------
TOTAL COSTS AND EXPENSES .................           535,577            512,069
                                                ------------       ------------


INCOME (LOSS) FROM OPERATIONS ............          (187,852)          (129,767)

Non-Operating Income (Expense)
  Interest (Expense) .....................           (19,462)           (17,773)
  Interest & Other Income ................                 -              1,615
                                                ------------       ------------
                                                     (19,462)           (16,158)
                                                ------------       ------------

NET LOSS .................................          (207,314)          (145,925)
                                                ------------       ------------

INCOME (LOSS) PER COMMON SHARE

  Basic and Diluted ......................      $      (0.01)      $      (0.01)

Average Common Shares Outstanding ........        29,012,286         24,299,011
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        MAY 31,         MAY 31,
                                                         2006            2005
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ................................    $(207,314)      $(145,925)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Stock-Based Compensation .......................       70,050          41,250
  Depreciation and Amortization ..................       19,213          20,104
  Capital Gain - Building Lease ..................       (5,620)         (5,619)
  Decrease (Increase) in Accounts Receivable .....       42,833          10,510
  Decrease (Increase) in Inventory ...............      (24,595)         14,288
  Decrease (Increase) in Prepaid Expenses ........       (3,476)         11,569
  Decrease (Increase) in Accounts Payable ........       33,683          (2,986)
  Decrease (increase) in Accrued Expenses ........        7,704         (29,693)
                                                      ---------       ---------

NET CASH (USED IN) OPERATIONS ....................      (67,522)        (86,502)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ...........................            -          (5,709)
                                                      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ............            -          (5,709)


CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Notes Payable - President and Others .............       47,701          80,000
Payments, Increased Obligations on
     Capitalized Leases ..........................       (3,136)         (8,095)
                                                      ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........       44,565          71,905
                                                      ---------       ---------

NET (DECREASE) INCREASE IN CASH ..................      (22,957)        (20,306)

Cash and Cash Equivalents, beginning of period ...       26,753          37,330
                                                      ---------       ---------
Cash and Cash Equivalents, end of period .........    $   3,796       $  17,024
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest .......................................    $  19,462       $  14,497

                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS
UNAUDITED

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2006 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2006 and the results of operations and cash flows for the three month period ended May 31, 2006 and 2005 have been included.

The results of operations for the three-month period ended May 31, 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2006.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

In connection with the Company's convertible notes, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of May 31, the Company is obligated to issue an additional 1,401,000 shares for previously executed note agreements. Such shares have been considered as issued for purposes of financial reporting.

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $207,314 during the three months ended May 31, 2006 and has an accumulated deficit of $3,371,604. Additionally, for the three months ended May 31, 2006, the Company had a negative working capital of $211,169. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase the market share in the European and U.S. markets. However, even if the Company does raise capital through debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

Related Party Loan

During the quarter ended May 31, 2006, the President and Chief Executive officer lent the company $50,000 for operating expenses which will be repaid from receivable collections.

PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form10-QSB contains certain "forward-looking" statements as that term is defined in the federal securities laws. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of managements plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The events described in forward-looking statements contained in this Quarterly Report may not occur. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under "Factors That May Affect Future Results and Financial Condition".

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

THREE MONTHS ENDED MAY 31, 2006 AND 2005
----------------------------------------

Sales of the FREEDOM60 Syringe Infusion System and related accessories increased 5.0% in the quarter ending May 31, 2006, as compared to the same period in 2005. We also experienced a 5.0% increase in revenues from non-core products (Gyneco, Osbon). Our revenues from the veterinary market, which consists of an OEM contract as well as sales of final products, increased 18.0%. Revenues in this market were $28,000 in the first quarter of this year, compared to $23,000 in 2005. However, sales of the RES-Q-VAC and accessories declined 22% quarter over quarter. This more than offset our revenue increases in other product lines. As a result, total sales for the first quarter declined 9.1% to $347,725 compared to $382,302 in 2005. Over 100% (or $33,656) of the total sales decline occurred in international markets, concentrated in Europe.

Gross profit (Net Sales less Cost of Goods Sold) increased from 53.2% of net sales in 2005 to 56.8% in 2006 due, in part, to better inventory controls and management of fixed overhead expenses such as rent, utilities and insurance that are partially allocated to Cost of Goods Sold.

Selling, general and administrative expense increased 9.5% ($24,842) to $285,939 in 2006 from $261,097 in 2005 reflecting, in part, an increased sales and marketing payroll and increased spending on sales and marketing efforts including mailings, trade shows and associated travel.

Research and development expenses decreased slightly by $896, or 8%, from 2005 to 2006. This change was principally due to cost controls.

Depreciation and amortization expense decreased slightly by $891 period over period as the amount of equipment reaching the end of its depreciable life exceeded capital purchases.

Interest expense increased 9.5%, period over period, as a result of an in the prime lending rate, to which the interest rates for our promissory note program and bank line of credit are tied.

The Other Income category was primarily partial reimbursement from a job training program for production payroll expenses incurred and expensed in FY 2005.

Net Loss increased by $61,389 from a loss of $145,925 in the quarter ended May 31, 2005 to a loss of $207,314 in the quarter ending May 31, 2006 due primarily to the allocation during this quarter of a full year of stock-based compensation (a non-cash expense)which increased from $41,250 during the quarter ended May 31, 2005 to $70,050, and a decrease in sales during the quarter.

RES-Q-VAC
---------

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

We consolidated international RES-Q-VAC distribution, as well as our single point distribution in the UK. We are now providing direct support to our UK favored partners such as 24 hour deliver in the local currency. We also have master distribution in Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We are working towards single-point distribution in each country, where possible. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

We have continued our major sales efforts into the nursing home market for the RES-Q-VAC. The features of Full Stop Protection to meet OSHA requirements, sterile catheters, and the ability of RES-Q-VAC to work during extended power outages, have created a receptive market, especially in regions which recently have had major power outages, such as Florida with last years hurricanes and the blackout in the Northeast. Patients on ventilators, tracheotomy patients, elderly with swallowing disorders, stroke, heart attack, choke victims--all may need prompt effective suctioning wherever they are and for whom RES-Q-VAC may be life saving. This includes locations such as dining rooms, recreations areas, transportation and outdoor activities, among others.

In the first quarter we retained a marketing and sales consulting group to assist the Company in its sales efforts. We have continued our direct mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market and now the hospital market. We also conducted discussions with nursing home chains, hospitals and distributors in this market. We plan to continue the mail and telemarketing campaign to the greatest extent possible with our resources.

We are focusing our greatest efforts to introduce the RES-Q-VAC into specific areas of hospitals, including crash carts, respiratory therapy and other departments. The non-battery, non-electric feature of the RES-Q-VAC appeals to hospitals which wish to reduce or avoid the costs associated with maintaining battery operated equipment in reliable, working order.

FREEDOM60
---------

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

We have expanded the use of the FREEDOM60(R) to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for FREEDOM60(R) for use in treating thalissemia with the drug desferal. In Europe we experienced success in using the FREEDOM60(R) for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60(R) for chemotherapy.

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

TRADE SHOWS

In May 1st-3rd, 2006, we exhibited the RES-Q-VAC at the ASPAN show in Orlando, FL where we introduced the RES-Q-VAC into the hospital market through the American Society of Perianesthesia Nurses. In the opinion of many attendees, the RES-Q-VAC could save many lives in the hospital environment, and we received over 125 leads from this show.

Subsequently, in June we exhibited at Ambex in the United Kingdom for the RES-Q-VAC in support of our network of distributors in the British Isles. Our Director of International sales, working at one of our favored UK distributor's booth had the opportunity to meet with many RES-Q-VAC users as well as other international distributors. We have structured a depot in the UK to better support our sales and marketing into the UK and throughout Europe. We have begun to further explore new markets in the UK such as hospitals, nursing homes, veterinary, and dental.

LIQUIDITY AND CAPITAL RESOURCES -

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

Commencing in mid-February 2004, we started raising capital from a promissory note and stock offering and raised a total of $432,000 to date. This five year promissory note pays 2% over prime plus four share of common stock per year for every year the loan is in place.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2006.

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

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon                                         July 21, 2006
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer