Form 10QSB
period 2006-08-31
REPRO MED SYSTEMS INC
filed 2006-10-13
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
    1934

                 For the quarterly period ended AUGUST 31, 2006
                                                ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 31, 2006
               -----                          ------------------------------

   Common stock, $.01 par value                     30,613,286 Shares

                             REPRO-MED SYSTEMS, INC.


TABLE OF CONTENTS

                                                                            PAGE
PART I                                                                      ----

ITEM 1.  Financial Statements

Balance Sheet (Unaudited) - August 31, 2006 and
February 28, 2006 (Audited) ...............................................   3

Statements of Operations (Unaudited) - for the three-months
ending August 31, 2006 and August 31, 2005 ................................   5

Statements of Cash Flow (Unaudited) - for the three months
ending August 31, 2006 and August 31, 2005 ................................   6

Notes to Unaudited Financial Statements ...................................   7

ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations .............................   8


PART II

ITEM 1.  Legal Proceedings ................................................  14

ITEM 2.  Changes in Securities ............................................  14

ITEM 3.  Defaults Upon Senior Securities ..................................  14

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............  14

ITEM 5.  Other Information ................................................  14

ITEM 6.  Exhibits and Reports on Form 8-K .................................  15

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET


                                                    AUGUST 31,      February 28,
                                                       2006            2006
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------
ASSETS
------
CURRENT ASSETS
--------------
Cash & Cash Equivalents ......................     $   120,948           26,753
Accounts Receivable, net .....................         167,052          147,579
Inventory ....................................         423,363          347,392
Prepaid Expenses .............................          28,715           28,182
                                                   -----------      -----------
TOTAL CURRENT ASSETS .........................         740,078          549,906

PROPERTY & EQUIPMENT, NET ....................         236,524          268,096

OTHER ASSETS
------------
Patents, net of amortization .................          31,870           35,214
Goodwill, net of amortization ................           8,789            8,969
Security Deposits ............................          27,652           27,652
                                                   -----------      -----------
TOTAL OTHER ASSETS ...........................          68,311           71,835
                                                   -----------      -----------

TOTAL ASSETS .................................     $ 1,044,913      $   889,837
                                                   ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
-------------------
Accounts Payable .............................     $   326,149      $   284,095
Notes Payable to Related Parties .............          45,618            6,834
Accrued Expenses .............................          99,502           46,172
Note Payable to Bank .........................               -          198,553
Accrued Payroll and Related Taxes ............           9,244           17,030
Accrued Interest .............................          58,238           42,663
Accrued Preferred Stock Dividends ............          36,000           32,000
Current Portion Capital Lease Obligations ....           4,080            9,437
                                                   -----------      -----------
TOTAL CURRENT LIABILITIES ....................         578,831          636,784
                                                   -----------      -----------

OTHER LIABILITIES
-----------------
Capital Lease Obligations,
Less Current Portion .........................               -              616
Deferred Capital Gain Income .................         281,016          292,256
Long-Term Debt - Notes Payable ...............         905,000          530,000
                                                   -----------      -----------

TOTAL LIABILITIES ............................     $ 1,764,847      $ 1,459,656
                                                   ===========      ===========
                                                                    (continued)

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET
                                   (continued)

                                                    AUGUST 31,      February 28,
                                                       2006            2006
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      -----------
STOCKHOLDERS' EQUITY
--------------------
Preferred Stock, 8% Cumulative,
 liquidation value $100,000 Par Value,
 $0.01 Authorization 2,000,000 Shares
 Issued & Outstanding 10,000 Shares @
 August 31, 2006 and February 28, 2006 .......             100              100

Common Stock, $.01 Par Value, Authorized
 50,000,000 Shares, 30,613,286 shares and
 29,012,286 shares issued and outstanding
 at August 31, 2006 and February 28, 2006,
 Respectively ................................         306,383          290,123

Additional Paid-in Capital ...................       2,511,288        2,446,248

Accumulated Deficit ..........................      (3,395,705)      (3,164,290)
                                                   -----------      -----------
                                                      (577,934)        (427,819)

Less Treasury Stock, 2,275,000 shares at
August 31, 2006 and February 28, 2006 ........        (142,000)        (142,000)
                                                   -----------      -----------
TOTAL STOCKHOLDERS' EQUITY  (DEFICT) .........        (719,934)        (569,819)
                                                   -----------      -----------

TOTAL LIABILITIES & STOCKHOLDER'EQUITY .......     $ 1,044,913      $   889,837
                                                   ===========      ===========

                                    REPRO-MED SYSTEMS, INC.
                                   STATEMENTS OF OPERATIONS
                                           UNAUDITED
                                    FOR THE 3 MONTHS ENDED          FOR THE 6 MONTHS ENDED
                                 AUG 31, 2006    AUG 31, 2005    AUG 31, 2006    AUG 31, 2005
                                 ------------    ------------    ------------    ------------
                                                  (Restated)                      (Restated)
SALES

Net Sales of Products ........   $    416,009    $    419,335    $    763,733    $    801,637

COST AND EXPENSES

Cost of Goods Sold ...........        144,690         171,948         295,000         350,605
Selling, General &
 Administrative Expenses .....        224,169         243,737         510,111         504,834
Research and Development .....         11,567           7,675          21,632          18,636
Stock-Based Compensation .....         10,000               -          10,000               -
Depreciation and
 Amortization ................         15,886          20,377          35,096          40,481
                                 ------------    ------------    ------------    ------------
TOTAL COST AND EXPENSES ......        406,312         443,737         871,839         914,556
                                 ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS .......          9,697         (24,402)       (108,106)       (112,919)

Non-Operating Income (Expense)

  Interest (Expense) .........        (27,600)        (19,544)        (47,063)        (37,317)
  Other Financing Costs ......        (71,300)         (1,250)        (71,300)        (42,500)
  Interest & Other Income ....             54           1,963              54           3,578
                                 ------------    ------------    ------------    ------------
                                      (98,846)        (18,831)       (118,309)        (76,239)
                                 ------------    ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES ...        (89,149)        (43,233)       (226,415)       (189,158)

Provision for
Income Taxes .................              -          (1,000)         (1,000)         (1,000)
                                 ------------    ------------    ------------    ------------

NET (LOSS) AFTER TAXES .......   $    (89,149)   $    (44,233)   $   (227,415)   $   (190,158)
                                 ============    ============    ============    ============

(LOSS) PER COMMON SHARE

Primary ......................   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
Fully Diluted ................   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)

Average Common Shares
Outstanding ..................                                     30,613,286      26,427,000
                                                                 ============    ============

                        See Accompanying Notes to Financial Statements

                                               5

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                        August 31,    August 31,
                                                          2006           2005
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ..................................    $(227,415)    $(190,158)
Adjustments to reconcile net loss to cash
used in operating activities:
Stock-Based Compensation ...........................       11,250        42,500
Depreciation and Amortization ......................       35,096        40,481
Capital Gain - Building Lease ......................      (11,240)      (10,865)
Decrease (Increase) in Accounts Receivable .........      (19,473)        4,087
Decrease (Increase) in Inventory ...................      (75,971)       13,116
Decrease (Increase) in Prepaid Expenses ............         (533)       14,338
Decrease (Increase) in Accounts Payable ............       42,054        47,578
Decrease (increase) in Accrued Expenses ............      129,811       (28,323)
                                                        ---------     ---------

NET CASH (USED IN) OPERATIONS ......................     (116,421)      (67,246)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures ...............................            -        (6,657)
                                                        ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES ..............            -        (6,657)


CASH FLOW PROVIDED BY FINANCING ACTIVITIES

Increase in Notes Payable - President and Others ...      413,784        80,000
Preferred Stock Dividend ...........................       (4,000)       (4,000)
Repayment of Bank Loan .............................     (198,553)            -
Payments, Increased Obligations on
Capitalized Leases .................................         (616)      (12,316)
                                                        ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      210,615        63,684
                                                        ---------     ---------

NET (DECREASE) INCREASE IN CASH ....................       94,194       (10,219)

Cash and Cash Equivalents, beginning of period .....       26,753        37,330
                                                        ---------     ---------
Cash and Cash Equivalents, end of period ...........    $ 120,947     $  27,111
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest .........................................    $  47,063     $  26,010

  Income Taxes .....................................            -         1,000

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2006 and the results of operations and cash flows for the six month period ended August 31, 2006 and 2005 have been included.

The results of operations for the three-month period ended August 31, 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2006.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

In connection with the Company's convertible notes, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of May 31,2006 the Company issued an additional 1,401,000 shares for previously executed note agreements.

GOING CONCERN

As shown in the accompanying financial statements, for the three months ended August 31, 2006 the Company had an operating profit of $9,697, although, due to interest and other financing costs incurred, had a net loss of $89,149 and has an accumulated deficit of $3,395,705. Additionally, for the three months ended August 31, 2006, the Company had a positive working capital of $161,247. For the six months ended August 31, 2006 the Company had an operating loss of $108,106 and, due to interest and other financing costs incurred, had a net loss of $227,415 and had an accumulated deficit of $3,395,705. The Company is seeking to raise additional working capital through debt or equity channels and is working with direct and outside distributors to increase the market share in the European and U.S. markets. However, even if the Company does raise capital through debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

RELATED PARTY LOANS

During the quarter ended August 31, 2006, the President and Chief Executive officer acquired certain receivables from the Company at face value which are paid back as the receivables are collected.

During the quarter ended August 31, 2006 a member of the Company's Board of Directors made a series of loans to the Company totaling $325,000 memorialized by a promissory note due April 30, 2008. $200,000 of this capital was used to satisfy the M&T loan. The Note carries a 6% annual interest rate and grants the Holder 150,000 warrants to purchase RMS common stock at ten (10) cents per share. The Company has given the holder the right to participate, at the Holders option, in any debt or equity offering made by the Company prior to repayment with the right to apply the note to such participation.


PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as that term is defined in the federal securities laws. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of managements plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The events described in forward-looking statements contained in this Quarterly Report may not occur. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under "Factors That May Affect Future Results and Financial Condition".

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

THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

Sales of the FREEDOM60 Syringe Infusion System and related accessories increased 88% in the quarter ending August 31, 2006, as compared to the same period in 2005. We attribute this to increased marketing and sales efforts along with the increasing popularity of the FREEDOM60 in administering IgG subcutaneously. We also experienced a 42% increase in revenues from non-core products (Gyneco, Osbon). However, sales of the RES-Q-VAC and accessories declined 40% quarter over quarter. This more than offset our revenue increases in other product lines.

As a result, total sales for the second quarter declined 1% to $416,009 compared to $419,335 in 2005. Although U.S. sales increased by 38%, the International market declined over 59% (or $112,560) with the sales decline concentrated in Europe and the U.K. The Company has increased its sales presence and been active in trade shows in the UK and European market in an effort to reverse this trend.

Gross profit (Net Sales less Cost of Goods Sold) increased from 59% of net sales in 2005 to 65% in 2006 due, in part, to price increases, better inventory controls and management of fixed overhead expenses such as rent, utilities and insurance that are partially allocated to Cost of Goods Sold.

Selling, general and administrative expense decreased 8% ($19,568) to $224,169 in the quarter ending August 31, 2006 from $243,737 in the corresponding quarter in 2005 reflecting, in part, cost controls put in place despite an increased sales and marketing payroll and increased spending on sales and marketing efforts including mailings, trade shows and associated travel.

Research and development expenses increased by $3,892, or approximately 51%, from Q-2 2005 to 2006, principally due to increased focus on product enhancements.

Depreciation and amortization expense decreased by $4,491 period over period as the assets were written down and some reached their depreciable life.

Interest and financing costs increased substantially period over period to $117,113 in 2006 from $79,817 as shown in the restated 2005 results. $47,063 of this amount reflects interest actually paid as a result of the promissory note program along with an increase in the prime lending rate, to which these interest rates are tied. $71,300 of this amount reflects the value of the stock issued in accordance with the financing terms of the program.

The Other Income category was primarily partial reimbursement from a job training program for production payroll expenses incurred and expensed in FY 2005.

Net Loss increased by $44,916 from a loss of $44,233 in the quarter ended August 31, 2005 to a loss of $89,149 in the quarter ending August 31, 2006. This loss was due to the interest paid in cash and stock for the promissory note program.

SIX MONTHS ENDED AUGUST 31, 2006 VS. 2005

Despite a 44% increase in FREEDOM60 sales, net sales for the six-months ended August 31, 2006, caused by lower sales of the Res-Q-Vac, declined approximately 5%, to $763,733 from $801,637 for the six-months ended August 31, 2005. Sales of the RES-Q-VAC decreased almost 50% for the six-months ended August 31, 2006 vs. the six-months ended August 31, 2005 due to a softening in the EMS market and the anticipated lead time in penetrating new RES-Q-VAC markets, including the hospital market. The Company sales in the non-core Gyneco, Restore and OEM product lines increased by $41,868 (55%) for the six-months ended August 31, 2006 vs. the six-months ended August 31, 2005.

Gross profit increased to 61% of net sales in 2006 from 56% in 2005.

Selling, general and administrative expense increased 1% ($5,278) to $510,111 in 2006 from $504,834 in 2005.

Research and development expenses increased $2,996 from 2005 to 2006.

Depreciation and amortization expense decreased by $5,385 period over period as the result of equipment reaching the end of its depreciable life and not being fully replaced by equivalent capital investment.

Interest and financing costs were $37,746 more than the comparable six month period in 2005, primarily as a result of the shares issued in accordance with the promissory note program and an increase in the prime interest rate to which the program is also tied.

Although the losses decreased in the second quarter over the results of the first quarter, net loss for the six months ended August 31, 2006, increased $37,257 to a loss of $227,415 from a loss of $190,158 in 2005.

RES-Q-VAC

The RES-Q-VAC(R) Emergency Airway Suction System, is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

A critical component and advantage of the RES-Q-VAC is the Full Stop Protection(R) filter a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection filter meets the requirement of the Occupational Safety and Health Administration as described below. The Company has received a letter from OSHA confirming that the RES-Q-VAC with the Full Stop Protection falls under the engineering controls of the Bloodborne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

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

We have also added new sturdier connectors to our pediatric catheters, which allow them to connect directly to the adult containers with Full Stop Protection. These connectors allow pediatric suctioning with the benefit of the Full Stop Protection device as well as with sterile catheters. These improved features come at a lower cost for the user, and a more compact kit for easier transport. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery. The adult large bore yankuer is also fitted with an improved connector, for easier changeability and convenience.

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

We have begun major sales efforts into the hospital market for the RES-Q-VAC. The features of Full Stop Protection to meet OSHA requirements, sterile catheters, and the ability of RES-Q-VAC to work during extended power outages, have created a receptive market, especially in regions which recently have had major power outages, such as Florida with last years hurricanes and the blackout in the Northeast. Patients on ventilators, tracheotomy patients, elderly with swallowing disorders, stroke, heart attack, choke victims--all may need prompt effective suctioning wherever they are and for whom RES-Q-VAC may be life saving. This includes locations such as dining rooms, recreations areas, transportation and outdoor activities, among others.

Currently the bulk of the Company's RES-Q-VAC sales, which represent approximately 40% of the Company's quarterly revenue, are to emergency rescue service companies. Over the course of the past few months, RMS has refocused its selling efforts on the hospital market, directly introducing the Res-Q-Vac product to over 35 hospitals, including three world class thought leading institutions that have accepted the Product as their emergency back-up standard. RMS has also entered into agreements with geographically strategic distributors to hospital markets, to increase the Company's reach. Entry into the hospital market is in its early stages, but as is evidenced by the initial response, RMS believes this will be a strong contributor to the growth of the Company.

In the first quarter we retained a marketing and sales consulting group to assist the Company in its sales efforts. We have been rebuilding our distribution network and have begun an aggressive sales effort for the RES-Q-VAC into the hospital market as we continued our direct mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market and now the hospital market. We also conducted discussions with nursing home chains, hospitals and distributors in this market. We plan to continue the mail and telemarketing campaign to the greatest extent possible with our resources.

We are focusing our greatest efforts to introduce the RES-Q-VAC into specific areas of hospitals, including crash carts, respiratory therapy and other departments. The non-battery, non-electric feature of the RES-Q-VAC appeals to hospitals which wish to reduce or avoid the costs associated with maintaining battery operated equipment in reliable, working order.

FREEDOM60

The FREEDOM60(R) Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market. Other potential applications for the FREEDOM60 are pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

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

The Company also markets the FREEDOM60-FM, an enhanced version of the FREEDOM60 which contains an electronic flow monitor system that provides occlusion and end of infusion alarm. This product is directed at nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

We have expanded the use of the FREEDOM60 to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for FREEDOM60 for use in treating thalissemia with the drug desferal. In Europe we experienced success in using the FREEDOM60 for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60 for chemotherapy.


We believe there is a new market for the FREEDOM60 for use in Primary Immune Deficiency, injecting immune globulin (IgG) under the skin as a subcutaneous administration, as is evidenced by the large growth in the Company's sales of this product. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60 is the lowest cost infusion system available in a heavily cost constrained market.

Historically the Company has marketed the Freedom60 directly and through specialty distributors. Increased market recognition for this product, and new subcutaneous medical applications of Immune Globulin treatments create a large opportunity for this Product. RMS is aggressively pursuing the home care, hospital and "closed-door" pharmacy markets dedicated to treatments using intravenous administration, to use the Freedom60 for the application of their therapies. The annual market size for infusion therapy is over $500 million for home care and over $1.5 billion for hospitals, once again not including additional logical market segments, many of which parallel the Res-Q-Vac markets, such as emergency and military.

TRADE SHOWS

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

The Company believes trade shows are important and intends to continue to attend those shows that relate to its major market horizontals and distribution networks.

LIQUIDITY AND CAPITAL RESOURCES -

In June of 2006 Company entered into a loan agreement with a director the proceeds of which were used to repay the $198,553 bank loan from M&T Bank.

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five year promissory notes pay 2% over prime plus four shares of common stock per year for every year the loan is in place. The loans are due on March 30, 2009.

To attract marketing and operational assistance the Company retained a business management company, which, in addition to a monthly fee and success fee also included the right to earn warrants to acquire 10% of Repro-Med common stock, exercisable at $.10 share. Such warrants vest based in three stages upon meeting monthly revenue targets of $250,000, $325,000 and $400,000.

The Company entered into an agreement with the management company regarding payment of accrued consulting charges totaling $50,000. The Company has issued a Promissory Note evidencing this agreement. The Note, due April 30, 2008, carries a 6% annual interest rate and grants the Holder the right to participate, at the Holders option, in any debt or equity offering made by the Company prior to repayment, with the right to apply the Note to such participation.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) 31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.


REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                    October 13, 2006
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and

Chief Executive Officer