Form 10QSB
period 2006-11-30
REPRO MED SYSTEMS INC
filed 2007-01-22
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
    1934

                For the quarterly period ended NOVEMBER 30, 2006
                                               -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 30, 2006
               -----                         --------------------------------
   Common stock, $.01 par value                      30,783,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  Financial Statements
         Balance Sheet (Unaudited) - November 30, 2006 and
         February 28, 2006 (Audited) .......................................  3

         Statements of Operations (Unaudited) - for the three-months and nine months ending November 30, 2006 and November 30, 2005 ........  4

         Statements of Cash Flow (Unaudited) - for the nine months
         ending November 30, 2006 and 2005 .................................  5

         Notes to Unaudited Financial Statements ...........................  6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  7

PART II

ITEM 1.  Legal Proceedings ................................................. 12

ITEM 2.  Changes in Securities ............................................. 12

ITEM 3.  Defaults Upon Senior Securities ................................... 12

ITEM 4.  Submission of Matters to a Vote of Security Holders ............... 12

ITEM 5.  Other Information ................................................. 12

ITEM 6.  Exhibits and Reports on Form 8-K .................................. 12

                             REPRO-MED SYSTEMS, INC.
                                  BALANCE SHEET

                                                     NOVEMBER 30,   FEBRUARY 28,
                                                         2006           2006
ASSETS                                               (UNAUDITED)     (AUDITED)
------                                               -----------    ------------
CURRENT ASSETS
--------------
  Cash & Cash Equivalents ........................   $    93,451    $    26,753
  Accounts Receivable, net .......................       194,190        147,579
  Inventory ......................................       402,326        347,392
  Prepaid Expenses ...............................        32,610         28,182
                                                     -----------    -----------
TOTAL CURRENT ASSETS .............................       722,577        549,906

PROPERTY & EQUIPMENT,NET .........................       227,984        268,096

OTHER ASSETS
------------
  Deposits .......................................        27,652         27,652
  Other Assets ...................................        41,398         44,183
                                                     -----------    -----------
TOTAL OTHER ASSETS ...............................        69,050         71,835
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 1,019,611    $   889,837
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES
-------------------
  Accounts Payable ...............................   $   366,567    $   284,095
  Notes Payable to Related Parties ...............        77,230          6,834
  Accrued Expenses ...............................        38,878         46,172
  Note Payable to Bank ...........................            --        198,553
  Accrued Payroll and Related Taxes ..............        16,098         17,030
  Accrued Interest ...............................        49,918         42,663
  Accrued Preferred Stock Dividends ..............        36,000         32,000
  Current Portion Capital Lease Obligations ......         3,063          9,437
                                                     -----------    -----------
  TOTAL CURRENT LIABILITIES ......................       587,754        636,784
                                                     -----------    -----------

OTHER LIABILITIES
  Long-Term Portion of Leases Payable ............            --            616
  Deferred Capital Gain Income ...................       275,396        292,256
  Long-Term Debt - Notes Payable .................       855,000        530,000
                                                     -----------    -----------

TOTAL LIABILITIES ................................     1,718,150      1,459,656
                                                     -----------    -----------

STOCKHOLDERS' DEFICIENCY
------------------------
  Preferred Stock, 8% Cumulative $.01 Par
    Value, Authorized 2,000,000 Shares,
    Issued & Outstanding 10,000 Shares
    (liquidation value $100,000) .................           100            100
  Common Stock, $.01 Par Value, Authorized
    50,000,000 Shares, 30,783,286 shares and
    29,012,286 shares issued and outstanding
    at November 30, 2006 and February 28,
    2006, Respectively ...........................       307,833        290,123
  Additional Paid-in Capital .....................     2,587,928      2,446,248
  Accumulated Deficit ............................    (3,452,400)    (3,164,290)
  Treasury Stock at Cost .........................      (142,000)      (142,000)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY ...................      (698,539)      (569,819)
                                                     -----------    -----------

TOTAL LIABILITIES & STOCKHOLDER'DEFICIENCY .......   $ 1,019,611    $   889,837
                                                     ===========    ===========

                 See Accompanying Notes to Financial Statements

                                      REPRO-MED SYSTEMS, INC.
                                      STATEMENTS OF OPERATIONS
                                             UNAUDITED
                                       FOR THE 3 MONTHS ENDED            FOR THE 9 MONTHS ENDED
                                   NOV 30, 2006     NOV 30, 2005     NOV 30, 2006     NOV 30, 2005
                                   ------------     ------------     ------------     ------------
SALES
-----
Net Sales of Products .........    $    457,991     $    528,194     $  1,221,724     $  1,329,832

COST AND EXPENSES
-----------------
  Cost of Goods Sold ..........         200,702          183,171          495,702          541,913
  Selling, General &
   Administrative Expenses ....         205,094          223,672          715,205          718,698
  Research and Development ....           9,990           10,118           31,622           31,470
  Depreciation and Amortization          16,820           19,252           51,916           59,687
                                   ------------     ------------     ------------     ------------
TOTAL COST AND EXPENSES .......         432,606          436,213        1,294,445        1,351,768
                                   ------------     ------------     ------------     ------------


INCOME (LOSS) FROM OPERATIONS .          25,385           91,981          (72,721)         (21,936)

Non-Operating Income (Expense)
  Interest (Expense) ..........          (4,990)         (20,309)         (52,053)         (57,626)
  Other Financing Costs .......         (88,090)          (1,250)        (159,390)         (43,750)
  Interest & Other Income .....              --               --               54            3,578
                                   ------------     ------------     ------------     ------------
                                        (93,080)         (21,559)        (211,389)         (97,798)


INCOME PROFIT (LOSS) ..........         (67,695)          70,422         (284,110)        (119,734)
                                   ------------     ------------     ------------     ------------

NET (LOSS) PER COMMON SHARE

  Primary .....................    $      (0.01)    $       0.01     $      (0.01)    $      (0.01)
  Fully Diluted ...............    $      (0.01)    $       0.01     $      (0.01)    $      (0.01)

  Average Common Shares
  Outstanding .................                                        30,522,593       26,744,064

                           See Accompanying Notes to Financial Statements

                                                 4

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                    UNAUDITED

                                                     NOVEMBER 30,   NOVEMBER 30,
                                                         2006           2005
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) .......................................    $(284,110)     $(119,734)
Adjustments to reconcile net (loss) to cash
 (used) in operating activities:
  Stock-Based Compensation .......................      159,390         43,750
  Depreciation and Amortization ..................       52,053         59,687
  Capital Gain - Building Lease ..................      (16,860)       (16,485)
  Increase in Accounts Receivable ................      (46,611)       (17,853)
  Increase (Decrease) in Inventory ...............      (54,934)        34,106
  Increase (Decrease) in Prepaid Expenses ........       (4,428)        11,241
  Increase (Decrease)in Accounts Payable .........       82,472        (71,798)
  Increase (Decrease) in Accrued Expenses ........       (5,536)       (31,323)
                                                      ---------      ---------

NET CASH USED IN OPERATIONS ......................     (118,564)      (108,409)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures ...........................       (4,590)        (9,401)
                                                      ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES ............       (4,590)        (9,401)
                                                      ---------      ---------


CASH FLOW PROVIDED BY FINANCING ACTIVITIES
  Issuance of Common Stock at $0.07 per share ....           --         85,000
  Notes Payable - President and Others ...........      395,395         75,000
  Elimination of Bank Debt .......................     (198,553)            --
  Payments, Increased Obligations on
   Capitalized Leases ............................       (6,990)       (16,159)
                                                      ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........      189,852        143,841
                                                      ---------      ---------

NET INCREASE IN CASH .............................       66,698         26,031

Cash and Cash Equivalents, beginning of period ...       26,753         37,330
                                                      ---------      ---------
Cash and Cash Equivalents, end of period .........    $  93,451      $  63,361
                                                      =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest .......................................    $  52,053      $  48,953

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2006, and the results of operations and cash flows for the three month and nine month periods ended November 30, 2006 and 2005 have been included.

The results of operations for the nine-month period ended November 30, 2006, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2006.

In March, 2003, the Company negotiated with the landlord of its Chester, New York, facility to utilize $27,500 of its security deposit (held by the landlord) to pay March and April, 2003, rent. The agreement provides for replenishment within 90 days. At the date of this filing, the security deposit had not been repaid.

STOCKHOLDERS' EQUITY

In connection with convertible notes that the company executed, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of November 30, 2006, the company is obligated to issue 1,771,000 shares under these agreements. Accordingly stock based compensation of $159,390 has been recorded as financing expenses. All per share calculations have been calculated as though the shares have been issued.

GOING CONCERNS

As shown in the accompanying financial statements, for the tree months ended November 30, 2006, the Company had an operating profit of $25,385, although due to interest and other financing costs incurred had a net loss of $67,695 and has an accumulated deficit of $3,452,400. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets. However, even if the Company does raise capital through the debt or equity channels or increase its sales through new strategies, there can be no assurances that the net proceeds of the capital raised or the revenue generated from new marketing strategies will be sufficient to enable it to develop business to a level when it will generate profits and cash flow from operations.

These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. At November 30,2006, the president of the company has advanced the company $77,229 for working capital. The loan is secured by selected accounts receivable balances.

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

THREE MONTHS ENDED NOVEMBER 30 2006 VS. 2005

Sales of the Freedom60 and accessories experienced a net increase of 79.4% quarter over quarter ended November 30, 2006 due to several major new accounts added primarily in the use IgG administrations for treatment of Primary Immune Deficiency. However, due to the one-time emergency government purchase of RES-Q-VAC in the summer of 2005 in the aftermath of Hurricane Katrina, sales of the RES-Q-VAC declined 39% during the three months ending November 30th, 2006 as these sales did not repeat.

As a result, total sales for the period declined 13.3% to $457,991 from $528,194 as the increase in Freedom60 and an international improvement in the quarter of 26.4% were not sufficient to overcome the decrease in RQV sales due to the one time Katrina order not being repeated.

OEM sales decreased this quarter by 35% due to the ordering patterns of these customers. Sales of our Gyneco products declined during this period by 15%.

Net Income from operations shows a profit of 25,385 for the three months ending November 30,2006 as compared to a profit of $91,981 for the same quarter in 2005. Net income showed a loss of $67,695 as compared to a profit of $70,442 for the three months ended November 30, 2005. The company has showed operating profits now for two successive quarters.

Gross profit increased to 56.2% compared to 65.3% of net sales three months year over year ending November 30, 2006, due to reclassification of certain cost of goods, and labor levels during the period.

Selling, general and administrative expense decreased 9.1% from $223,672 to $205,094 over this period. Research and development expenses remained nearly level, decreasing slightly by $128 from $10,118 in 2005 to $9,990 for the three month period ending November 30, 2006.

NINE MONTHS ENDED NOVEMBER 30, 2006 VS. 2005

Sales of the products in the Freedom60 product line increased by 56% during the nine months ended November 30, 2006 due to increased sales in the IgG market as well as general acceptance of the Freedom60 for general ambulatory infusions. For Res-Q-Vac, due to a softening of sales in the beginning of the year in the international market and without the repeat of the Hurricane Katrina sale, the Res-Q-Vac sales decreased by 35.2%.

Net sales for the period declined 9.5% as the increases in Freedom60 sales were not able to overcome the decline in the Res-Q-Vac markets.

Sales of the OEM products increased 9.5% for the nine months ended November 30, 2006. Sales in the Gyneco product line continue to decrease and declined by 7.4% for the nine months ending November 30, 2006 as compared to the same period in 2005.

Gross profit was substantially unchanged at 59.4% from 59.2%.

Selling, general and administrative expense decreased slightly from $718,698 to $715,205 over the same period. Research and development expenses remained nearly level, increasing slightly by $152 from $31,470 in 2005 to $31,622 for the nine month period ending November 30, 2006.

Depreciation and amortization expense decreased by $7,771 period over period as the result of fewer equipment purchases during the past year.

The net loss for the nine months ended November 30, 2006 increased to $284,110 from $119,734.

RES-Q-VAC

The RES-Q-VAC(R) Emergency Airway Suction System, is a lightweight, portable,hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC reduce the risk of contaminating the technician from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

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

In the first quarter we had retained a marketing and sales consulting group to assist the Company in its sales efforts which relationship did not prove successful. We have been rebuilding our distribution network and have begun an aggressive sales effort for the RES-Q-VAC into the hospital market as we continued our direct mail and telephone marketing program to introduce RES-Q-VAC to the nursing home market and now the hospital market. We also conducted discussions with nursing home chains, hospitals and distributors in this market. We plan to continue the mail and telemarketing campaign to the greatest extent possible with our resources.

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

LIQUIDITY AND CAPITAL RESOURCES

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

An agreement with a marketing management company was terminated on November 11, 2006 for various reasons including the failure of this company to meet the minimum sales agreed goals. The management fees and rights to earn warrants were all based on this performance which was not met, and therefore these fees are not earned and not owed. A note issued totaling $50,000 was therefore canceled.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2006.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                 January 22, 2007
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer