Form 10KSB
period 2007-02-28
REPRO MED SYSTEMS INC
filed 2007-06-04
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the fiscal year ended              FEBRUARY 28, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

         Based on the closing sales price of February 28, 2007, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $1,551,664.

         The number of issued outstanding of the registrant's common stock, $.01 par value was 31,033,286 at February 28, 2007, which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I
         Item 1.    Description of Business ...............................    4

         Item 2.    Description of Property ...............................   11

         Item 3.    Legal Proceedings .....................................   11

         Item 4.    Submission of Matters to a Vote of Security Holders ...   12

PART II

         Item 5.    Market for the Registrant's Common Equity and Related
                    Shareholder Matters ...................................   12

         Item 6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................   13

         Item 7.    Financial Statements ..................................   17

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures ..................   30

         Item 8A.   Controls and Procedures ...............................   30

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control
                    Persons: Compliance with Section 16(a) of the
                    Exchange Act ..........................................   30

         Item 10.   Executive Compensation ................................   31

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management ........................................   31

         Item 12.   Certain Relationships and Related Transactions ........   33

         Item 13.   Accountants Fees and Services .........................   33

PART IV

         Item 14.   Exhibits and Reports on Form 8-K ......................   34

Signatures ................................................................   35

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...EX 31

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...EX 32

                                     PART I

FORWARD-LOOKING STATEMENTS
--------------------------

This Annual Report contains certain "forward-looking" statements as that term is defined in the federal securities laws. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of managements plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The events described in forward-looking statements contained in this Annual Report may not occur. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 6 of this Annual Report under "Factors That May Affect Future Results and Financial Condition".


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

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Business of Registrant

REPRO-MED Systems, Inc. ("REPRO-MED", or "RMS Medical Systems" or the "Company"), was incorporated in the State of New York in March of 1980. The Company designs, manufactures and markets proprietary medical devices primarily for emergency medical applications and ambulatory infusion therapy. These products are regulated by the FDA. The Company's development and marketing focus are primarily concentrated on the RES-Q-VAC(R) and the FREEDOM60(R) products. The Company is seeking outside funding to increase market penetration and to allow it to develop additional products into this market.

Corporate History

Repro-Med Systems, Inc. was incorporated under the laws of the State of New York in March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, fax is 845-469-5518 and the Internet site is www.rmsmedicalproducts.com

PRODUCTS

FREEDOM60(R) SYRINGE INFUSION SYSTEM

The FREEDOM60(R) for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage over the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. Also due to its safe, limited and controlled pressure system, the Freedom60 adjusts automatically to the patient's needs providing a reliable and comfortable administration for these patients.

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

The Company also designed and manufactured the FREEDOM60(R)-FM, an enhanced version of the FREEDOM60(R) which contains an electronic flow monitor system that provides occlusion and end of infusion alarm. This product is directed at nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

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

The FREEDOM60(R) for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage over the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. Also due to its safe, limited and controlled pressure system, the Freedom60 by adjusting automatically to the patient's needs provides a reliable and comfortable administration for these patients.

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

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). The Freedom60 was reclassified by the Centers for Medicare and Medicaid on May 21, 2007 for use under code E0779 which increases the reimbursement for the Freedom60 for all billable syringe pump applications approved by Medicare.

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

The chart below summarizes the market trends of various infusion devices.

         METHOD OF ADMINISTRATION                        MARKET TREND
         ------------------------                        ------------
             Ambulatory Pump                            Flat/Declining
             Gravity Infusion                             Increasing
            Pole Mounted Pump                              Declining
               Elastomeric                                 Declining
                 Syringe                                  Increasing
                 Implant                                  Increasing

ECONOMIC BENEFITS OF FREEDOM60(R) DISPOSABLE SALES

We have sold approximately 5,370 pumps since March 2000. We sold approximately 1,301 pumps during the past fiscal year. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 2,200 FREEDOM60(R) pumps currently in operation. The FREEDOM60(R) pump is designed for a minimum use of 4,000 cycles which at our list price is amortized at a low $.09 per use. The tubing sets currently have an average price of $4.25. We estimate that each pump uses an average of six sets per month. This monthly rate amounts to annual usage of 72 sets producing typical gross consumables revenues of $306.00 per pump. If the pump is operated up to 4 times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years.

The following chart indicates estimates of potential consumable sales based on various factors and the installed base levels of FREEDOM60(R) pumps:

         Pumps In the Market               Annual Sales of Disposables
         -------------------               ---------------------------
                 5000                               $1,530,000
                10000                                3,060,000
                50000                               15,300,000
               100000                               30,600,000

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

PORTABLE MEDICAL SUCTION

The RES-Q-VAC(R) Emergency Airway Suction System, is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC(R) reduce the risk of contaminating the health professional from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

We recently introduced a new version of the RES-Q-VAC with the addition of a portable LED white light which attaches to the canister assembly. The light is fully malleable and can direct light during operations when lighting is poor or at night. We have begun marketing the new system with a national master distributor and will introduce the new product to the international community during the second quarter.

A critical component and advantage of the RES-Q-VAC(R) is the Full Stop Protection(R), (FSP(R)) a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection(R) meets the requirement of the Occupational Safety and Health Administration as described below. The Company has received a letter from OSHA confirming that the RES-Q-VAC(R) with the Full Stop Protection(R) falls under the engineering controls of the Blood borne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers... must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R). The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

On April 29, 2003, the Centers for Disease Control (CDC) issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome), which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC(R) with Full Stop Protection(R) is the only portable device to comply with the CDC directives.

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

A critical advantage of our RES-Q-VAC(R) airway suction system is versatility. With the addition of Full Stop Protection(R), we created specific custom RES-Q-VAC(R) kits for various vertical markets:

Emergency Medicine - we make several special kits for emergency use, which contain all the catheters necessary to treat adults as well as infants or children. These first responder kits are generally non-sterile. We also have special attachments available for the advanced paramedic to treat patients who are intubated.

Respiratory - in-home care, long term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators and with tracheostomies all benefit from the portability, cost and performance of the RES-Q-VAC(R). In hospitals, the RES-Q-VAC(R) provides emergency back up due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, the emergency room, patients in isolation, moving patients throughout the hospital (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC(R) is available sterile with Full Stop Protection(R) for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. Hospitals are required under the EMTALA regulations to provide emergency treatments to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC insures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits therefrom. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

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

Military Applications - Due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC(R)'s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC(R) and FREEDOM60(R). OEM sales have been as high as 70% of sales (1996). In 2007 and 2006, contract manufacturing amounted to 9.90% and 5.6% of sales, respectively. The Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

The table below presents the product mix for the last two fiscal years.

                                              2007              2006
                                           % OF SALES       % OF SALES
                                           ----------       ----------
              Infusion Therapy               39.33%            24.8%
              Medical Suction                44.99%            63.4%
         Gynecological Instruments            5.06%             5.8%
           Contract Manufacturing             9.90%             5.6%
                   Other                       .72%             0.4%

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

Over the past year, we have begun upgrading our EMS RES-Q-VAC(R) distribution channels by selecting key distributors to work with as master distribution outlets. The domestic emergency medical market has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police and emergency services. We have concluded that we can have more effective market penetration with major master distributors who are able to better support our products.

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

Additional new markets we have recently sold include schools and hospital-based respiratory centers. We are also planning mailings into those markets. In the school market, we have been informed that any school, with a swimming pool is normally required to have suction equipment available. In addition, many schools are installing automatic electronic defibrillators (AED's) for which suction is mandatory in more than 50% of uses for this device. Our mailings to nursing homes have also resulted in some interest by respiratory centers, and we believe there may be additional sales opportunities in this market.

We continue to support both of our main product lines at both National and International trade shows. In November, we exhibited at Medica in Dusseldorf, Germany; the world's largest medical products trade show. In March 2007 we exhibited at the EMS Today Conference & Exposition in Baltimore.

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

In February 2007, we employed 17 employees, 10 were assigned to manufacturing operations, 2 to sales and customer support, 2 to administrative functions, 1 to quality assurance functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is also instrumental in marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

REGULATIONS GOVERNING THE MANUFACTURING OPERATIONS

The Food, Drug and Cosmetic Act governs' the development and manufacturing of all medical products. The Act requires us to register the facility, list devices, file notice of intent to market new products, track the locations of certain products and to report any incidents of death or serious injury relating to the products with the FDA. We are subject to civil and criminal penalties and/or recall seizure or injunctions if we fail to comply with regulations of the FDA.

Our last filing of Form 510(k) with the FDA was for the Restore (R), approved in 1998.

We are required to comply with federal, state and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings or competitive position. We do not use significant amounts of hazardous materials in the assembly of these products.

Periodically we are subject to inspections and audits by FDA inspectors. During the year ended February 28, 2007, we were subject to a routine QSR review by the FDA. The FDA inspection did not find any violations and no DD483 was issued. As a result of FDA audits, the Company is always subject to further audits and could be impacted by adverse findings.

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial; we have allowed certain patent protections to lapse. The RES-Q-VAC(R), an emergency medical product, is susceptible in the international market to imitation. In 2002 a competitor had introduced a competitive product to the RES-Q-VAC(R) into the market. We responded with the introduction of new innovative features for the RES-Q-VAC(R) that enhanced the product and placed well above the competition in safety.

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

OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of "...emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers...must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R) The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

On April 29, 2003, the Centers for Disease Control issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome), which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC(R) with Full Stop Protection(R) is the only portable device to comply with the CDC directives.

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

In the third quarter of the 2005 fiscal year, it was brought to management's attention that one of the Company's German distributors had commenced selling a copy, manufactured in China, of our basic RES-Q-VAC(R), using the RES-Q-VAC(R) name. We are pleased to announce that the distributor eventually agreed to discontinue use of the RES-Q-VAC(R) name, destroy its existing inventory of the copied pumps and to refrain from selling the copied pumps in the future.

To strengthen our position in the future, we applied for, and were granted, trademark status for the RES-Q-VAC(R) name in Germany. An application to register the name throughout the entire European Union has been filed and is undergoing review.

We have filed a provisional patent application for our new LED RES-Q-VAC system on April 23, 2007. We are also filing a provisional patent for a newly designed needle set to be used with the Freedom60.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $52,467 for the year ended February 28, 2007

ITEM 3.  LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

One of our sales employees who reigned in 2006 has undertaken a lawsuit which he claims is for commissions earned. Based on the actual sales performance during that time period, we believe this lawsuit is without merit. We have agreed to mediation at attempt to settle this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2007.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2007, 31,033,286 shares were issued and outstanding and there were approximately 1,076 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                              High Bid         Low Bid
                                              --------         -------
         Year Ended February 28, 2007
         ----------------------------

         1st Quarter ................           $0.25           $0.09
         2nd Quarter ................           $0.19           $0.06
         3rd Quarter ................           $0.09           $0.04
         4th Quarter ................           $0.07           $0.05

         Year Ended February 28, 2006
         ----------------------------

         1st Quarter ................           $0.23           $0.09
         2nd Quarter ................           $0.15           $0.07
         3rd Quarter ................           $0.25           $0.08
         4th Quarter ................           $0.18           $0.09

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 238,095 shares of Repro-Med common stock at $0.40 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.48

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2007, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

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

RESULTS OF OPERATIONS
---------------------

2007 VS. 2006

We continue to focus our sales and marketing efforts on our two core product lines, the RES-Q-VAC(R) Medical Suction system and FREEDOM60(R) Syringe Infusion System. This included mail marketing, telemarketing, trade shows, and increased on site sales calls.

Our Freedom60 increased 56.6% to $772,252 from $429,349 due to increased sales for use with immune globulin and antibiotics, and a price increase, which was put into effect during the year. The Freedom60 is gaining more traction in the market as word of our performance and costs are communicated throughout the industry. These increases are expected to continue into FY2008.

RES-Q-VAC(R) sales decreased domestically by 31.2% from $550,274 to $378,421 due almost entirely to a one-time large order for the relief effort relating to Hurricane Katrina in the previous year which did not repeat. The loss without the Katrina order would have been 2% showing that we were able to offset the continuing decline in the EMS market with sales of the RES-Q-VAC in new markets. The international market declined by 29% from $561,794 to $398,805 due to foreign competition. Overall RES-Q-VAC(R) sales declined 30.1% from $1,112,068 to $777,226.

Our new RES-Q-VAC(R) markets included hospitals, nursing homes, dental sales, sales to school and prisons.

Sales of our non-core product lines declined by 14.5% due to our increased efforts going to the FREEDOM60(R) and RES-Q-VAC(R) product lines. Sales from OEM manufacturing (production for other manufacturers) increased by 72% and accounted for 9.90% of the company's revenue in 2007. We do not actively seek OEM business but will accept these contracts when appropriate.

Our total sales were essentially flat overall declining by 1.8% for the year ended February 28, 2007 to $1,727,518 from $1,759,566 in 2006 as we virtually made up the entire on-time Katrina order of $161,250 which did not repeat this year as mentioned above.

Our net operating loss decreased to $22,137 this year as compared to $88,252 for the year ended February 28, 2006.

The Net Loss for the year ended February 28, 2007, was $254,721, which includes $174,710 in stock-based compensation, as compared to the previous year's loss of $217,815 (which included stock-based compensation of $88,550.) Gross profit margin for the year ended February 28, 2007 was 62%, as compared with 58% experienced in the prior year ending February 28, 2006. Selling, General & Administrative Expenses (SG&A) increased slightly by $8,784 year over year from $984,631 to $993,415. Research and development expenses were essentially flat increasing by $216 from $41,817 to $42,033 in 2007.

Interest expense decreased by $11,183 to $61,336 in 2007 from $77,519 in 2006 as the result of our paying off high interest on demand bank notes and capital leases.

We continue to make an extensive effort to market our Freedom60 Syringe Infusion System for the delivery of immune globulin (IgG) using the subcutaneous route of administration. We have directly supported a clinical trial conducted by the manufacturer of an approved subcutaneous medication by supplying 42 of the trial centers with Freedom60 pumps and support. We have participated in several educational primers for nurses and web based training sessions. We have one customer in this market who represents 14% of our revenues and have trials underway with several other providers.

We have surmised and have recently confirmed anecdotally that the Freedom60 system because of its constant safe pressure design is the ideal technology to infuse this medication regardless of cost. IgG is quite viscous, and the Freedom60 appears to adjust automatically to patient tissue saturation, preventing complications at the administration sites which include pain, swelling, redness and possible tissue damage. Competitive electronic devices, which are also used for this indication, can deliver higher and quite possibly harmful pressures, and will reach occlusion pressures, which will frequently cause the electronic pumps to shut down prior to completing the drug delivery.

Reimbursement is one of the main driving forces in medicine. We recently challenged the current Freedom60 reimbursement for Medicare by requested a coding verification for the Freedom60 with the Centers for Medicare and Medicaid services (CMS). On May 21, 2007 CMS issued a formal notice that the Freedom60 was reclassified to E0779, which at the current time appears to increase the reimbursement for the Freedom60 some twenty fold. On the Medicare web site maintained by Palmetto GBA is stated the following for Subcutaneous Immune
Globulin:

"The DME pump and related supplies are also covered. Typically this involves a non-electric syringe pump (K0779). Code K0552 is used for the syringe and code A4221 is billed for the infusion sets and all other needed supplies. Only 1 unit of service of A4221 may be billed per week."(http://www.palmettogba.com/palmetto /providers_A.nsf/(Docs)/85256D57005BA23B85257170006A1FA7?OpenDocument)

We appear to be the only Medicare approved device for this indication.

For the RES-Q-VAC(R), we have introduced a new offering which consists of a patent pending, portable LED white light source which is attached to the top of the canister system and provides illumination for the medical professional during night time or low light conditions. We have selected a master distributor domestically (Moore Medical) and have begun a marketing program with them.

We continue our sales effort into the hospital and nursing homes working with a national distributor and by direct sales to penetrate this market. Due to power outages, hurricanes such as recently hit New Orleans and other disasters; there is interest for the RES-Q-VAC for these markets. In the hospital, the RES-Q-VAC is used on crash carts, emergency room, patients in isolation, for tracheotomy patients and to meet new hospital regulations such as EMTALA. Hospitals also are cognizant of infectious disease control and we continue to make them aware of our Full Stop Protection(R) filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens. The RES-Q-VAC(R) is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protection(R). The Company has received a letter from OSHA confirming that the Full Stop Protection(R) falls under the engineering controls of the Blood borne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS, which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC(R) is the only hand-held portable suction system, which meets this requirement.

We recently conducted a focus group for RES-Q-VAC in the pediatric home tracheostomy market to introduce the RES-Q-VAC to this new home market. The results of the focus group non-electric suction is strongly need in the home care setting and parents of children with trachs and suction needs will consider a portable non-electric device for safety and ease of travel. From this focus group we have generated a clinical trial conducted in the home with children with trachs which, will continue for the next few months

We continue to seek funds to increase marketing and sales of both key products and to design a new improved RES-Q-VAC(R) suction device to expand the market substantially, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us, or that if funded, the markets would develop as expected. We are also beginning to promote the RES-Q-VAC(R) in the home care market, for which the RES-Q-VAC(R) is ideally suited due to its low cost, portability and convenience. We have begun marketing a dental version called DENTAL-EVAC(R) and have added one distributor. We have signed an agreement with a company to market RES-Q-VAC(R) and certain other of our products in the veterinary markets.

LIQUIDITY AND CAPITAL RESOURCES

Non-cash expenses for depreciation and amortization along with stock-based compensation offset a net loss of $254,721. For the year ended February 28, 2007 Net Cash from Operations was ($85,591) as compared with ($138,748) for the prior year. This change of $129,654 was due primarily to an increase in our accounts payable of $ 144,126. As a result, at the end of fiscal year 2007, the net working capital decrease to ($156,212).

As of February 28, 2006, $198,553 had been advanced on the line of credit with M & T bank which was guaranteed by the President and one of the directors on October 11, 2006, one of the directors advanced the company $325,000 in order to satisfy this line and add additional liquidity to the company. This note is included in the long-term debt of the company. Together with simple interest of 6% annum are due on April 30, 2008. In addition Warrants were issued to acquire 150,000 shares of restricted common stock exercisable at $.10 per share

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five-year promissory notes pay 2% over prime plus four shares of common stock per year for every year the loan is in place. The loans are due on March 30, 2009.

Accounts Receivable, net of reserves, increased at February 28, 2007 to $206,076 as compared to $145,579 for the previous year. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2007, 65% of Accounts Receivable were current or less than 30 days past due, 25% were at 30-60 days and 10% were over 60 days.

Prepaid expenses and other receivables decreased $17,872 from $28,182 to $10,310.

Expenditures for capital equipment and intellectual property protection in 2006 increased by $15,192 as compared to $9,251 2006. $11,915 contributed to molds and costs associated to filing and issuance of patents and trademarks.

We are contingently liable to rework approximately 13,000 units of a product for an OEM customer order, which was completed in prior years. The total additional material and labor cost to complete this rework approximates $70,000, which has not been recorded in the financial statements. These units are deliverable over the next three years.

An agreement with a marketing management company was terminated on November 11, 2006 for various reasons including the failure of this company to meet the minimum sales agreed goals. The management fees and rights to earn warrants' were based on this performance, which was not met, and therefore these fees are not earned and not owed. A note issued totaling $50,000 was therefore canceled.

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $52,467 for the year ended February 28, 2007

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us. Substantial resources have been directed into the marketing efforts during the past year which produced an increase in new RES-Q-VAC(R) customers and new FREEDOM60(R) users. We are aware of the delay between marketing and the resulting sales in our medical markets. Furthermore, new customers tend to purchase smaller initial quantities, and since a major portion of our income stream is derived from the use of disposable supplies, it may take several months for the full impact of new customers to be reflected in our sales performance.

We believe we are continuing to enhance a new customer base for our products. With the current capital we have, and if sales continue to meet the Company's targets, which we expect but cannot assure, we believe that we will have sufficient resources to meet our obligations for the next twelve months. However, if these sales do not continue to develop to our expectations, and if new funding does not become available, then our viability could be in question (see going concern qualification NOTE 1 - Notes to Financial Statements). We remain cautiously optimistic that, at a minimum, these new sales will meet our expectations and needs for the coming year.

SUBSEQUENT EVENTS

In order to receive more favorable Medicare reimbursement for our Freedom60 Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). On May 21, 2007 we received a notification from CMS (Centers for Medicare & Medicaid Services) that the Freedom 60(R) had been re-reviewed for Medicare billing. It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater. The new coding provides for a substantial increase in reimbursement for providers using an infusion pump for authorized users under Part B of Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

ITEM 7.  FINANCIAL STATEMENTS

                          Index to Financial Statements
                          -----------------------------

Report of Independent Registered Public Accounting Firm ...................   18

Balance Sheets ............................................................   19

Statements of Operations ..................................................   20

Statement of Stockholders' (Deficit) ......................................   21

Statements of Cash Flows ..................................................   22

Notes to Financial Statements .............................................   23

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
  Repro-Med Systems, Inc.
Chester, NY

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2007 and 2006 and the related statements of operations, stockholders deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has an accumulated deficit of $3,427,011 and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       /s/ Meyler & Company, LLC

May 29, 2007
Middletown, NJ

                                   REPRO-MED SYSTEMS, INC.
                                        BALANCE SHEETS
                                                                         FEBRUARY 28,
                                                                      2007          2006
                                                                   -----------   -----------
                                            ASSETS
CURRENT ASSETS:
  Cash ..........................................................  $    99,421   $    26,753
"project," "plan," "intend," "estimate," and "continue," and
   $21,950 and $27,632 for 2007 and 2006 respectively ...........      214,446       147,579
  Inventory .....................................................      489,738       347,392
  Prepaid Expenses ..............................................       10,310        28,182
                                                                   -----------   -----------
    TOTAL CURRENT ASSETS ........................................      813,915       549,906

PROPERTY & EQUIPMENT, less accumulated depreciation of
 $1,066,329 and $1,005,830 for 2007 and 2006 respectively .......      220,515       268,096

OTHER ASSETS:
  Patents, net of accumulated amortization of $78,675 and $81,633
   for 2007 and 2006, respectively ..............................       40,588        35,214
  Goodwill, net of accumulated amortization of $5,528 and $5,168
   for 2007 and 2006, respectively ..............................        8,609         8,969
  Security Deposit ..............................................       54,802        54,802
                                                                   -----------   -----------
    TOTAL OTHER ASSETS ..........................................      103,999        98,985
                                                                   -----------   -----------
TOTAL ASSETS ....................................................  $ 1,138,429   $   916,987
                                                                   ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Note payable to bank - demand .................................  $         -   $   198,553
  Notes payable to related parties ..............................       71,274         6,834
  Accounts Payable ..............................................      443,440       307,245
  Accrued Expenses ..............................................       46,179        46,172
  Accrued Interest ..............................................       44,565        42,663
  Current Portion of capital lease obligations ..................          617         9,437
  Accrued Preferred stock dividends .............................       44,000        36,000
  Accrued payroll and related taxes .............................        9,408        17,030
                                                                   -----------   -----------
TOTAL CURRENT LIABILITIES .......................................      659,483       663,934

OTHER LIABILITIES
  Capital lease obligations, less current .......................            -           616
  Deferred capital gain .........................................      269,776       292,256
  Long-term debt - notes payable ................................      855,000       530,000
                                                                   -----------   -----------
    TOTAL OTHER LIABILITIES .....................................    1,124,776       822,872
                                                                   -----------   -----------
TOTAL LIABILITIES ...............................................    1,784,259     1,486,806

STOCKHOLDERS' DEFICIT
  Preferred Stock, 8% cumulative, liquidation value $100,000,
   $0.01 par value, 2,000,000 shares authorized, 10,000 shares
   issued and outstanding 2007 and 2006, respectively ...........          100           100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   31,033,286 and 29,012,286 issued and outstanding at 2007
   and 2006, respectively .......................................      310,333       290,123
  Additional paid-in Capital ....................................    2,612,748     2,446,248
  Accumulated deficit ...........................................   (3,427,011)   (3,164,290)
                                                                   -----------   -----------
                                                                      (503,830)     (427,919)
Less: Treasury Stock, 2,275,000 shares at cost at February 28,
  2007 and 2006, respectively ...................................     (142,000)     (142,000)
                                                                   -----------   -----------
  Total Stockholders' Deficit ...................................     (645,830)     (569,819)
                                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................  $ 1,138,429   $   916,371
                                                                   ===========   ===========

          The accompanying notes are an integral part of these financial statements.

                                              19

                             REPRO-MED SYSTEMS, INC.
                             STATEMENT OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                            FEBRUARY 28,
                                                        2007           2006
                                                    ------------   ------------

NET SALES ........................................  $  1,734,579   $  1,745,806

  COST AND EXPENSE
    Cost of goods Sold ...........................       663,507        728,522
    Selling, general and administrative ..........       993,415        984,631
    Research and development .....................        42,033         41,817
    Depreciation and amortization ................        57,760         79,089
                                                    ------------   ------------
  TOTAL COSTS AND EXPENSES .......................     1,756,715      1,834,059

  NET OPERATING LOSS .............................       (22,136)       (88,253)

  OTHER INCOME/(EXPENSES)
    Stock based compensation to obtain loan
     financing ...................................      (174,710)       (88,550)
    Interest Expense .............................       (61,336)       (77,519)
    Interest and Other Income ....................         3,461         36,507
                                                    ------------   ------------
TOTAL OTHER INCOME/(EXPENSE) .....................      (232,585)      (129,562)

                                                    ------------   ------------
NET LOSS .........................................  $   (254,721)  $   (217,815)
                                                    ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTIVE) ...  $      (0.01)  $      (0.01)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......    29,872,541     26,467,786
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                   REPRO-MED SYSTEMS, INC.
                                             STATEMENT OF STOCKHOLDERS' DEFICIT
                                       For the Years Ended February 28, 2007 and 2007
                            Preferred Stock         Common Stock
                            ---------------    ---------------------     Paid-in      Accumulated    Treasury
                            Shares   Amount      Shares      Amount      Capital        Deficit        Stock        Total
                            ------   ------    ----------   --------    ----------    -----------    ---------    ---------
Balance, February 28, 2005  10,000    $100     26,027,000   $260,270    $2,302,551    $(2,938,475)   $(142,000)   $(517,554)

Issuance of common stock
 @ $0.07 per share .......       -       -      1,214,286     12,143        72,857              -            -       85,000

Issuance of common stock
 in connection with
 obtaining loan financing
 @$0.05 per share ........       -       -      1,567,000     15,670        62,680              -            -       78,350

Issuance of common stock
 to consultants @ $0.05
 per share ...............       -       -        204,000      2,040         8,160              -            -       10,200

Preferred stock dividends        -       -              -          -             -         (8,000)           -       (8,000)

Net loss for the year
 ended February 28, 2006 .       -       -              -          -             -       (217,815)           -     (217,815)
                            ------    ----     ----------   --------    ----------    -----------    ---------    ---------
Balance, February 28, 2006  10,000    $100     29,012,286   $290,123    $2,446,248    $(3,164,290)   $(142,000)   $(569,819)


Preferred stock dividends        -       -              -          -             -         (8,000)           -       (8,000)

Issuance of common stock
 in connection with
 obtaining loan financing
 @$0.06 to $0.11per share        -       -      1,617,000     16,171       139,700              -            -      155,870

Issuance of common stock
 to consultants @ $0.09
 to $1.11 per share ......       -       -        204,000      2,040        16,800              -            -       18,840

Issuance of common stock
 to consultants @ $0.05
 per share ...............       -       -        200,000      2,000        10,000              -            -       12,000

Net loss for the year
 ended February 28, 2007 .       -       -              -          -             -       (254,721)           -     (254,721)
                            ------    ----     ----------   --------    ----------    -----------    ---------    ---------
Balance, February 28, 2007  10,000    $100     31,033,286   $310,333    $2,612,748    $(3,427,011)   $(142,000)   $(645,830)
                            ======    ====     ==========   ========    ==========    ===========    =========    =========

                         The accompanying notes are an integral part of these financial statements.

                                                             21

                             REPRO-MED SYSTEMS, INC
                             STATEMENT OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                               FEBRUARY 28,
                                                          ---------------------
                                                             2007        2006
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................  $(254,721)  $(217,815)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
      Stock based Compensation to obtain loan financing     174,710      88,550
      Amortization of prepaid consulting ...............      2,666           -
      Depreciation and amortization ....................     57,760      79,089
      Deferred capital gain - building lease ...........    (22,481)    (22,481)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .......    (66,867)    (22,501)
      (Increase) decrease in inventory .................   (142,346)     24,177
      (Increase) decrease in prepaid expense ...........     27,206       8,349
      Increase (decrease) in accounts payable ..........    136,195     (64,221)
      Increase (decrease) in preferred stock dividend ..      8,000       8,000
      Increase (decrease) in accrued payroll and
       related taxes ...................................     (7,622)    (16,673)
      Increase (decrease) in accrued expense ...........          7     (14,416)
      Increase (decrease) in accrued interest ..........      1,902      11,194
                                                          ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES ..................    (85,591)   (138,748)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...................    (12,777)     (2,602)
  Additional patent costs ..............................     (2,415)     (6,649)
                                                          ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES ..................    (15,192)     (9,251)

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable ........................................    325,000      80,000
  Notes payable to bank on Demand ......................   (198,553)          -
  Proceeds from sale of common stock ...................          -      85,000
  Preferred stock dividends ............................     (8,000)     (8,000)
  Proceeds from note payable to related party ..........     64,440        (166)
  Payments on capitalized lease obligations ............     (9,436)    (19,412)
                                                          ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............    173,451     137,422

NET INCREASE,(DECREASE) IN CASH AND CASH EQUIVALENTS ...     72,668     (10,577)
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ............     26,753      37,330
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ..................  $  99,421   $  26,753
                                                          =========   =========

Supplemental Information
Cash paid during the year for:
  Interest .............................................  $  68,868   $  77,518
Non-Cash activities
  Issuance of 200,000 shares of common stock for
   onsulting contact ...................................  $  12,000           -

   The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           February 28, 2007 and 2006

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

         Going Concern Uncertainty and Management's Plans
         ------------------------------------------------

         As shown in the accompanying financial statements, the Company incurred net losses of $254,721 and $217,815 during the years ended February 28, 2007 and 2006 respectively, and has an accumulated deficit of $3,427,011. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets for its products. However, even if the Company does raise capital through debt or equity channels or increases its sales through new strategies, there can be no assurance that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

         Inventory
         ---------

         Inventories consist primarily of purchased parts and assembled units and are stated at the lower of cost FIFO (first-in, first-out) or market value.

         Patents
         -------

         Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Costs of goodwill have been capitalized and are being amortized over thirty-five years.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

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

         At February 28, 2007, the Company has net operating loss carry forwards of approximately $3,000,000, which expire through 2026. Since the Company has generated significant operating losses, a deferred tax asset of approximately $600,000 has been offset by a valuation allowance of $600,000.

         Property and Equipment and Depreciation
         ---------------------------------------

         Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

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

         Use of Estimates in the Financial Statements
         --------------------------------------------

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory and accruals.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

         Allowance for Doubtful Accounts
         -------------------------------

         In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

         Revenue Recognition
         -------------------

         In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are principally recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales.

         Stock-Based Compensation
         ------------------------

         The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the date when the counterparty's performance is complete.

         The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EIFT") 96-18, the measurement date of shares issued for service is the date when the counterparty's performance is complete.

         Recent Accounting Pronouncements
         --------------------------------

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income tax uncertainties. We have not yet finally determined the impact that this interpretation will have on our results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors' requests for expanded information about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on income. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on income for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective on January 1, 2008. We have not yet determined the impact of SFAS 157 on our consolidated financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

         In February 2007, the FASB issued SFAS No. 159 The Fair Value option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE 3   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                                     February 28
                                                     -----------
                                                 2007            2006
                                                 ----            ----

         Raw Material .................        $344,348        $254,475
         Work in progress .............          47,042          28,795
         Finished Goods ...............          98,348          64,122
                                               --------        --------
                                               $489,738        $347,392
                                               ========        ========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                               February 28
                                               -----------           Estimated
                                            2007          2006      Useful Lives
                                            ----          ----      ------------

Furniture and office equipment ....     $  346,482    $  343,064         5 years
Manufacturing equipment and tooling        940,362       930,862    7 - 12 years
                                        ----------    ----------
                                         1,286,844     1,273,926
Less: accumulated amortization and
 depreciation .....................      1,066,329     1,005,830
                                        ----------    ----------
Property and Equipment, Net .......     $  220,515    $  268,096
                                        ==========    ==========

NOTE 5   RELATED PARTY TRANSACTIONS

         Notes Payable to Related Parties
         --------------------------------

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 8 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $71,27., Included in this amount is $69,274 to the President of the Company and $2,000 to the former Controller. The $69,274 to the President represents short term advances that are secured by certain customer accounts receivable. The $2,000 to the former controller is currently past due and bears interest at the rate of 2% over prime. See also Note 8 for additional loans payable to the President.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

         Leased Aircraft
         ---------------

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $21,500 and $22,500 for the years ended February 28, 2007 and 2006, respectively. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 6   NOTE PAYABLE TO BANK - DEMAND

         The Company had a demand note with a local financial institution in the amount of $198,553 at February 28, 2006. The note bore interest at the rate of 8.5% and is secured by the Company's assets as well as personal guarantees of the President and a Company Director. In October, 2006 the loan was repaid.

NOTE 7   CAPITAL LEASE OBLIGATIONS

         The Company has obtained various pieces of equipment under capital leases expiring through April 2007. The assets and liabilities under these capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

         As of February 28, 2007, minimum future lease payments under these capital leases is $617.

                                                         February 28,
                                                         ------------
                                                       2007       2006
                                                       ----       ----

         Total minimum lease payments ...........    $   650    $13,816
         Less: amounts representing interest ....         35      3,763
                                                     -------    -------
               Net minimum lease payments .......        617     10,053
         Less: current portion ..................        617      9,437
                                                     -------    -------

         Long-term portion ......................    $     0    $   616
                                                     =======    =======

NOTE 8   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                                February 28,
                                                                ------------
                                                              2007        2006
                                                              ----        ----
         In April 2004, the Company borrowed $25,000
         from three individuals, including $10,000 from
         the President, at 2% over the prime-lending
         rate. These loans mature June 30, 2008. As an
         additional incentive to make the loans, the
         Company agreed to grant one share of its common
         stock for each dollar of indebtedness
         outstanding at each calendar quarter. As of
         February 28, 2007, 75,000 shares of common
         stock are to be issued to these note holders...    $ 25,000    $ 25,000

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

         During the period February 2004 to May 2005,
         the Company borrowed $405,000 from several
         individuals. These loans mature between March
         30, 2009 and 2010 and bear interest at a rate
         of 2% over the prime-lending rate. As incentive
         to make the loans, the Company agreed to grant
         4 shares of its common stock immediately to
         each of the note holders and, commencing on the
         yearly anniversary date, four shares of common
         stock for each dollar of unpaid principal. As
         of February 28, 2007, 812,000 shares of common
         stock are to be issued to these note holders...     405,000     405,000

         The President of the Company has loaned the
         Company, $100,000 at 8% interest. The loan is
         unsecured and matures March 30, 2009...........     100,000     100,000

         In October, 2006, the Company borrowed $325,000
         from a Director of the company, at 6% interest
         per annum. This loan matures April 30, 2008. In
         addition to the interest the holder is issued
         Warrants' to acquire 150,000 shares of
         restricted common stock at $.10 per share. The
         Warrants vest immediately......................     325,000           -
                                                            --------    --------
                                                            $855,000    $530,000
                                                            ========    ========

         In connection with the October 2006 borrowing of $325,000, the company issued 150,000 warrants to acquire its common stock at $0.10 per share. As a result of the company performing a black-scholes computation on the value of the warrants, it concluded that the resultant value of approximately $4,500 was not significant and accordingly, did not reduce the value of the warrants from the note proceeds.

NOTE 9   STOCKHOLDERS' EQUITY

         On February 2, 1993, the Company sold 10,000 shares of $0.01 par value Convertible Cumulative Preferred Stock at a price of $10.00 per share. Dividends are payable semi-annually at an annual rate of $8,000 or 8% of $100,000. Effective February 28, 2005 the Convertible Cumulative Preferred Stock can be converted to 238,095 shares of common stock at a conversion price of $0.42 per share. Dividends for the years ending February 28, 2007 and 2006 have been accrued but not paid.

         On October 31, 1996, the Company purchased, in a private offering, 275,000 shares of common stock at a price of $0.08 per share, a total of $22,000. On September 10, 1996, the Company purchased, in a private offering, 2,000,000 shares of common shares at a price of $0.06 per share, a total of $120,000. These treasury shares may be sold at a future time or utilized for corporate use.

         In connection with note agreements executed in April 2003, the Company is obligated to issue one share per quarter for each dollar of indebtedness, which exists at the calendar quarter. At February 28, 2007, the Company is obligated to issue 210,000 shares of its common stock to these note holders at prices ranging from $0.06 to $0.11 per share. These shares have not been issued to date, but have been reflected as issued in the accompanying financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    Continued

         In connection with note agreements executed between February 2004 and May 2005, the Company is obligated to issue 4 shares for every dollar of principal borrowed. As at February 28, 2007 the Company is obligated to issue 1,492,000 shares to these note holders at a price ranging from $0.06 to $0.11 per share. These shares have not been issued to date, but have been reflected as issued for the accompanying financial statements.

         In September and October 2005, the Company sold 1,214,286 shares of its common stock for cash at $0.07 per share, a total of $85,000.

         In July 2006 the company entered into a consulting agreement to assist the company in various general corporate matters for a term of three years. In connection with the agreement the company issued 200,000 shares of it common stock at $0.06 per share.

         The company has several verbal agreements with consultants to assist in general corporate matters. The consultants are paid 204,000 shares per year. For the year ended February 28, 2007, the company had not yet issued the shares. However the company has recorded the shares as though they were issued in the accompanying financial statements at a price ranging between $0.09 and $0.11 per share.

         All of the qualified and non-qualified options existing under the company's qualified and non-qualified options plans have expired at February 28, 2007.

NOTE 10  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

         At February 28, 2006 minimum future rental payments are:

                  Year         Minimum Rental Payments
                  ----         -----------------------
                  2008                $  120,000
                  2009                   120,000
                  thereafter          $1,205,000
                                      ----------
                                      $1,565,000
                                      ==========

         Rent expense for the year ended February 28, 2007 aggregated $120,000.

NOTE 11  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework approximately 13,000 units of its product for a customer order, which was completed in prior years. The total additional material and labor cost to complete this rework approximates $70,000. This amount has not been provided in the accompanying financial statements.

NOTE 12  LITIGATION

         The company has been served a complaint by a former commissioned salesman for alleged eared commissions. The aggregate amount of the complaint is approximately $30,000. The company contends that complaint is frivolous and with out merit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2007 in alerting him in a timely manner to material information required to be included in our Securities and Exchange Commission reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All directors hold office until the next annual meeting of shareholders or until there successors are elected. Executive Officers hold office at the discretion of the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $116,757 in salary from Repro-Med during the fiscal year ended February 28, 2007. Mr. Sealfon had been granted incentive stock options, which expired February 28, 2006, in Repro-Med under its 1995 Stock Option Plan.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

         Name & Position           Year         Salary         Other *
         ---------------           ----         ------         -------
         Andrew I. Sealfon,        2007        $116,757           -
         President                 2006        $112,266           -
                                   2005        $119,750           -

         * Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2005:

                                                                    Value of
                                                 Number of         Unexercised
                                                Unexercised       In-the-Money
                    Shares                      Options at         Options at
                   Acquired                      Year-end           Year-end
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2007, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 and $22,500 in each of 2007 and 2006. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

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

The President of the Company has loaned the Company, $100,000 at 8% interest. The loan is unsecured and matures March 30, 2009.

In October 2006 the Company borrowed $325,000 from a Director of the company, at 6% interest per annum. This loan matures April 30, 2008. In addition to the interest the holder is issued Warrants' to acquire 150,000 shares of restricted common stock at $.10 per share. The Warrants vest immediately.

ITEM 13. ACCOUNTANTS FEES AND SERVICES

The following is a summary of the fees billed to us by Meyler & Company, LLC, our independent auditors, for professional services rendered for the fiscal years ended February 28, 2007 and February 28, 2006:

         FEE CATEGORY         FISCAL 2007 FEES         FISCAL 2006 FEES
         ------------         ----------------         ----------------
         Audit Fees (1)            $23,500                   $23,500

   (1) Audit fees, consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2007 and February 28, 2006, respectively. All Other Fees consist of aggregate fees billed for products and services provided by Meyler & Company, LLC other than those disclosed above. These fees related to the preparation of the 10Qs.

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

(3)   Articles of Incorporation and By-Laws
      3(a) - Articles of Incorporation (1)
      3(b) - By-Laws (2)

(10)  Material Contracts:
      10(c) Voting Agreement for Repro-Med Systems, Inc.
            Common Stock between Andrew I. Sealfon and Dr. Adrian Zorgniotti (3) 10(e) 1995 Stock Option Plan (4)
      10(f) 1995 Stock Option Plan for Non-Employee Directors (4)

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

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon
-----------------------------
Andrew I. Sealfon, President
Dated:  June 4, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew I. Sealfon                     June 4, 2007
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                   June 4, 2007
-----------------------------
Dr. Nathan Blumberg, Director


/s/ Dr. Paul Mark Baker                   June 4, 2007
-----------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                         June 4, 2007
-----------------------------
Remo Spagnoli, Director