Form 10KSB/A
period 2007-02-28
REPRO MED SYSTEMS INC
filed 2007-06-05
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-KSB for the fiscal year ended February 28, 2007 to correct a typographical error on page 13 under the section: ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, under the heading: RESULTS OF OPERATIONS, under the subheading: 2007 VS. 2006, to correctly read: "Our Freedom60 increased 56.6% to $672,252 ..."


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

Our Freedom60 increased 56.6% to $672,252 from $429,349 due to increased sales for use with immune globulin and antibiotics, and a price increase, which was put into effect during the year. The Freedom60 is gaining more traction in the market as word of our performance and costs are communicated throughout the industry. These increases are expected to continue into FY2008.

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

                                       /s/ Meyler & Company, LLC

May 29, 2007
Middletown, NJ

                                   REPRO-MED SYSTEMS, INC.
                                        BALANCE SHEETS
                                                                         FEBRUARY 28,
                                                                      2007          2006
                                                                   -----------   -----------
                                            ASSETS
CURRENT ASSETS:
  Cash ..........................................................  $    99,421   $    26,753
  Accounts Receivable less allowance for doubtful accounts of
   $21,950 and $27,632 for 2007 and 2006 respectively ...........      214,446       147,579
  Inventory .....................................................      489,738       347,392
  Prepaid Expenses ..............................................       10,310        28,182
                                                                   -----------   -----------
    TOTAL CURRENT ASSETS ........................................      813,915       549,906

PROPERTY & EQUIPMENT, less accumulated depreciation of
 $1,066,329 and $1,005,830 for 2007 and 2006 respectively .......      220,515       268,096

OTHER ASSETS:
  Patents, net of accumulated amortization of $78,675 and $81,633
   for 2007 and 2006, respectively ..............................       40,588        35,214
  Goodwill, net of accumulated amortization of $5,528 and $5,168
   for 2007 and 2006, respectively ..............................        8,609         8,969
  Security Deposit ..............................................       54,802        54,802
                                                                   -----------   -----------
    TOTAL OTHER ASSETS ..........................................      103,999        98,985
                                                                   -----------   -----------
TOTAL ASSETS ....................................................  $ 1,138,429   $   916,987
                                                                   ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Note payable to bank - demand .................................  $         -   $   198,553
  Notes payable to related parties ..............................       71,274         6,834
  Accounts Payable ..............................................      443,440       307,245
  Accrued Expenses ..............................................       46,179        46,172
  Accrued Interest ..............................................       44,565        42,663
  Current Portion of capital lease obligations ..................          617         9,437
  Accrued Preferred stock dividends .............................       44,000        36,000
  Accrued payroll and related taxes .............................        9,408        17,030
                                                                   -----------   -----------
TOTAL CURRENT LIABILITIES .......................................      659,483       663,934

OTHER LIABILITIES
  Capital lease obligations, less current .......................            -           616
  Deferred capital gain .........................................      269,776       292,256
  Long-term debt - notes payable ................................      855,000       530,000
                                                                   -----------   -----------
    TOTAL OTHER LIABILITIES .....................................    1,124,776       822,872
                                                                   -----------   -----------
TOTAL LIABILITIES ...............................................    1,784,259     1,486,806

STOCKHOLDERS' DEFICIT
  Preferred Stock, 8% cumulative, liquidation value $100,000,
   $0.01 par value, 2,000,000 shares authorized, 10,000 shares
   issued and outstanding 2007 and 2006, respectively ...........          100           100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   31,033,286 and 29,012,286 issued and outstanding at 2007
   and 2006, respectively .......................................      310,333       290,123
  Additional paid-in Capital ....................................    2,612,748     2,446,248
  Accumulated deficit ...........................................   (3,427,011)   (3,164,290)
                                                                   -----------   -----------
                                                                      (503,830)     (427,919)
Less: Treasury Stock, 2,275,000 shares at cost at February 28,
  2007 and 2006, respectively ...................................     (142,000)     (142,000)
                                                                   -----------   -----------
  Total Stockholders' Deficit ...................................     (645,830)     (569,819)
                                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................  $ 1,138,429   $   916,371
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

REPRO-MED SYSTEMS, INC.


/s/ Andrew I. Sealfon
-----------------------------
Andrew I. Sealfon, President
Dated:  June 5, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew I. Sealfon                     June 5, 2007
-----------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer, Chief Financial Officer


/s/ Dr. Nathan Blumberg                   June 5, 2007
-----------------------------
Dr. Nathan Blumberg, Director


/s/ Dr. Paul Mark Baker                   June 5, 2007
-----------------------------
Dr. Paul Mark Baker, Director


/s/ Remo Spagnoli                         June 5, 2007
-----------------------------
Remo Spagnoli, Director