Form 10QSB
period 2007-05-31
REPRO MED SYSTEMS INC
filed 2007-07-13
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

         For the quarterly period ended                    MAY 31, 2007
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at May 31, 2007
               -----                            ---------------------------
   Common stock, $.01 par value                      32,754,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements
         Balance Sheet (Unaudited) - May 31, 2007 and
         February 28, 2007 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         Ending May 31, 2007 and May 31, 2006 ..............................   4

         Statements of Cash Flow (Unaudited) - for the three months
         Ending May 31, 2007 and May 31, 2006 ..............................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  12

ITEM 2.  Changes in Securities .............................................  12

ITEM 3.  Defaults Upon Senior Securities ...................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  12

ITEM 5.  Other Information .................................................  12

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  12

                                      REPRO-MED SYSTEMS, INC.
                                           BALANCE SHEETS
                                               ASSETS
                                                                           MAY 31,     FEBRUARY 28,
                                                                            2007           2007
                                                                        (UNAUDITED)     (AUDITED)
                                                                        -----------    -----------
CURRENT ASSETS:
  Cash ..............................................................   $    83,456    $    99,421
  Accounts Receivable less allowance for doubtful accounts of $21,981
   and $21,950 for May 31, 2007 and February 28 2007 respectively ...       181,516        214,446
  Inventory .........................................................       461,916        489,738
  Prepaid Expenses ..................................................        25,618         10,310
                                                                        -----------    -----------
  TOTAL CURRENT ASSETS ..............................................       752,506        813,915

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,081,051
  and $1,066,329 for May 31, 2007 and February 28, 2007, respectively       207,649        220,515

OTHER ASSETS:
  Patents, net of accumulated amortization of $79,923 and $78,675 for
   May 31, 2007 and February 28, 2007 respectively ..................        42,099         40,588
  Goodwill, net of accumulated amortization of $5,618 and $5,528 for
   May 31, 2007 and February 28, 2007, respectively .................         8,519          8,609
  Security Deposit ..................................................        28,157         54,802
                                                                        -----------    -----------
  TOTAL OTHER ASSETS ................................................        78,775        103,999
                                                                        -----------    -----------
TOTAL ASSETS ........................................................   $ 1,038,930    $ 1,138,429
                                                                        ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

  Notes payable to related parties ..................................   $    67,023    $    71,274
  Accounts Payable ..................................................       443,235        443,440
  Accrued Expenses ..................................................        55,915         46,179
  Accrued Interest ..................................................        46,727         44,565
  Current Portion of capital lease obligations ......................             -            617
  Accrued Preferred stock dividends .................................        44,000         44,000
  Accrued payroll and related taxes .................................        18,385          9,408
                                                                        -----------    -----------
  TOTAL CURRENT LIABILITIES .........................................       675,285        659,483

OTHER LIABILITIES
  Capital lease obligations, less current ...........................             -              -
  Deferred capital gain .............................................       264,156        269,776
  Long-term debt - notes payable ....................................       855,000        855,000
                                                                        -----------    -----------
  TOTAL OTHER LIABILITIES ...........................................     1,119,156      1,124,776
                                                                        -----------    -----------

TOTAL LIABILITIES ...................................................   $ 1,794,441    $ 1,784,259

STOCKHOLDERS' DEFICIT
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding 2007 and 2006, respectively ..........................           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   32,754,286 and 31,033,286 issued and outstanding at May 31, 2007
   and February 28, 2007, respectively ..............................       327,543        310,333
  Additional paid-in Capital ........................................     2,664,378      2,612,748
  Accumulated deficit ...............................................    (3,605,532)    (3,427,011)
                                                                        -----------    -----------
                                                                           (613,511)      (503,830)
  Less: Treasury Stock, 2,275,000 shares at cost at May 31, 2007 and
   February 28, 2007 respectively ...................................      (142,000)      (142,000)
                                                                        -----------    -----------
  TOTAL STOCKHOLDERS' DEFICIT .......................................      (755,511)      (645,830)
                                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .........................   $ 1,038,930    $ 1,138,429
                                                                        ===========    ===========

                           See Accompanying Notes to Financial Statements

                                                 3

                             REPRO-MED SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                    FOR THE THREE MONTHS ENDING
                                                              MAY 31,
                                                        2007           2006
                                                    ------------   ------------

NET SALES ........................................  $    397,417   $    347,725

  COST AND EXPENSE
    Cost of goods Sold ...........................       199,606        150,310
    Selling, general and administrative ..........       261,504        285,939
    Research and development .....................        13,753         10,065
    Depreciation and amortization ................        16,061         19,213
                                                    ------------   ------------
  TOTAL COSTS AND EXPENSES .......................       490,924        465,527

  NET OPERATING LOSS .............................       (93,507)      (117,802)

  OTHER INCOME/(EXPENSES)
    Stock based compensation to obtain loan
     financing ...................................       (68,840)       (70,050)
    Interest Expense .............................       (16,685)       (19,462)
    Interest and Other Income ....................           512              -
                                                    ------------   ------------
TOTAL OTHER INCOME/(EXPENSE) .....................       (85,013)       (89,512)

                                                    ------------   ------------
NET LOSS .........................................  $   (178,520)  $   (207,314)
                                                    ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTIVE) ...  $      (0.01)  $      (0.01)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......    32,193,090     29,012,286
                                                    ============   ============

                 See Accompanying Notes to Financial Statements

                             REPRO-MED SYSTEMS, INC
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                 FOR THE
                                                           THREE MONTHS ENDING
                                                                 MAY 31,
                                                             2007        2006
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss .............................................  $(178,520)  $(207,314)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
      Stock based Compensation to obtain loan financing      68,840      70,050
      Depreciation and amortization ....................     16,061      19,213
      Deferred capital gain - building lease ...........     (5,620)     (5,620)
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .......     32,930      42,833
      (Increase) decrease in inventory .................     27,822     (24,595)
      (Increase) decrease in prepaid expense ...........    (15,308)     (3,476)
      Increase (decrease) in accounts payable ..........       (205)     33,683
      Increase (decrease) in accrued payroll and
       related taxes ...................................      8,977           -
      Increase (decrease) in accrued expense ...........      9,736       7,704
      Increase (decrease) in accrued interest ..........      2,162           -
                                                          ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES ..................    (33,127)    (67,522)
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .................     (1,856)          -
    Additional patent costs ............................     (2,760)          -
    Security Deposits ..................................     26,646           -
                                                          ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES ..................     22,030           -
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable ......................................          -      47,701
    Proceeds from note payable to related party ........     (4,251)          -
    Payments on capitalized lease obligations ..........       (617)     (3,136)
                                                          ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES ..................     (4,868)     44,565

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............    (15,965)    (22,957)
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ............     99,421      26,753
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ..................  $  83,456   $   3,796
                                                          =========   =========
Cash paid during the year for:
  Interest .............................................     16,685      19,462

                 See Accompanying Notes to Financial Statements

REPRO-MED SYSTEMS, INC.
NOTES TO THE FINANCIAL STATEMENTS
UN-AUDITED

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended February 28, 2007 included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2007 and the results of operations and cash flows for the three-month period ended May 31, 2007 and 2006 have been included.

The results of operations for the three-month period ended May 31, 2007, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2007.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

In connection with the Company's convertible notes, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of May 31, 2007 the Company is obligated to issue an additional 1,721,000 shares for previously executed note agreements. Such shares have been considered as issued for purposes of financial reporting.

GOING CONCERNS

As shown in the accompanying financial statements, the Company incurred a net loss of $178,520 during the three-months ended May 31, 2007 and has an accumulated deficit of $3,605,532. Additionally, for the three-months ending May 31, 2007, the Company had working capital of $77,221. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets for its products. However, even if the Company does raise capital through debt or equity channels or increases its sales through new strategies, there can be no assurance that the net proceeds of the capital raised or the revenue generated from the new marketing strategies will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

RELATED PARTY LOANS

The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $67,023. Included in this amount is $65,023 to the President of the Company and $2,000 to the former Controller. The $65,023 to the President represents short-term advances that are secured by certain customer accounts receivable. The $2,000 to the former controller is currently past due and bears interest at the rate of 2% over prime.

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

THREE MONTHS ENDED MAY 31 2007 VS. 2006
---------------------------------------

Total sales increased by 14.3% ($49,692) from $347,725 to $397,417 for the three-month period ending May 31, 2007.

Net Income/(Loss) from operations shows a Loss of $93,507 for the three-months ending May 31, 2007 as compared to a loss of $117,802 for the same quarter in 2006 and represents a total improvement of $24,295 quarters over quarter.

Sales of the FREEDOM60(R) Syringe Infusion System and related accessories increased 59.5% domestically in the first quarter ending May 31, 2007 as compared to the same period in 2006. This increase is due to the increased sales for use with immune globulin and antibiotics along with worked of our performance and costs being communicated throughout the industry. However, sales of RES-Q-VAC(R) and related accessories declined 5% and 15.4%, respectively in the domestic and international markets in the first quarter ending May 31, 2007 with an overall decline of 10.3% from 159,168 to 142,787. This decline is primarily caused by foreign competition continuing to penetrate market place.

Net Loss for the Quarter was $178,520, which includes $68,840 in stock, based compensation, as compared to the previous quarter loss of $207,314, which included stock, based compensation of $70,050. Gross Profit decreased to 50% from 57% last year for the same period. This increase is attributed in part to two clinical trials of the pump which occurred this quarter and in which we have incurred salary and material expenses that are not offset by sales revenue in the first quarter but has been recognized in the second quarter. Do to increase demand more sterilization cycles were required to meet customer delivery dates which increased production costs. Tubing sets increased 50.6% over last year to 32,950 sets from 21,881 set as the same time May 31, 2006. Lastly we also believe that this margin is skued due to expediting customer sales that would have been included in the first quarter and actually shipping them at the end of the year. Selling, General and Administrative Expense (SG&A) decreased $24,435 from 285,939 to 261,504 quarter over quarter 2007 vs. 2006. Research and Development increased slightly $3,688.

Interest expense decreased $2,777 to $16,685 from $19,462 as a result of the company paying off high interest on demand bank notes and capital leases.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Non-cash expenses for depreciation and amortization along with stock-based compensation offset a net loss of $178,520. For the Quarter ending May 31,2007 Net Cash from Operations was ($93,507) as compared with ($117,802) for the prior year. This increase is due primarily to managements cost controls related to Selling and General and Administrative Expense.

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

We believe we are continuing to enhance a new customer base for our products. With the current capital we have, and if sales continue to meet the Company's targets, which we expect but cannot assure, we believe that we will have sufficient resources to meet our obligations for the next twelve months. However, if these sales do not continue to develop to our expectations, and if new funding does not become available, then our viability could be in question (see going concerns). We remain cautiously optimistic that, at a minimum, these new sales will meet our expectations and needs for the coming year.

FREEDOM60(R)
------------

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

For the home care patient, FREEDOM60(R) is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, FREEDOM60(R) delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Pre-market Notification for initial design of the FREEDOM60(R) as a Class II device was approved by the FDA in May 1994.

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

The FREEDOM60(R) use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage over the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. Also due to its safe, limited and controlled pressure system, the Freedom60 adjusts automatically to the patient's needs providing a reliable and comfortable administration for these patients.

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

In order to receive more favorable Medicare reimbursement for our FREEDOM60(R) Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). On May 21, 2007 we received a notification from CMS (Centers for Medicare & Medicaid Services) that the Freedom 60(R) had been re-reviewed for Medicare billing. It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater. The new coding provides for a substantial increase in reimbursement for providers using an infusion pump for authorized users under Part B of Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

RES-Q-VAC(R)
------------

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

We recently introduced a new version of the RES-Q-VAC with the addition of a portable LED white light, which attaches to the canister assembly. The light is fully malleable and can direct light during operations when lighting is poor or at night. We have begun marketing the new system with a national master distributor and will introduce the new product to the international community during the second quarter.

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

Hospital Use - for crash carts, the emergency room, patients in isolation, moving patients throughout the hospital (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC(R) is available sterile with Full Stop Protection(R) for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. Hospitals are required under the EMTALA regulations to provide emergency treatments to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC insures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits there from. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

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

Military Applications -Due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for any military situation. In addition, rapid, aggressive, and repeated suctioning best treats exposure to chemical weapons of mass destruction such as Sarin. We believe that the RES-Q-VAC(R)'s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.

TRADE SHOWS
-----------

We continue to support our products at several trade shows. In June 2007, we attended the National Home Infusion Association Show in Orlando, Fl to exhibit our FREEDOM60(R). We are also scheduled to attend the IDF Show in St. Louis MO in July 2007.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

One of our sales employees who resigned in 2006 has undertaken a lawsuit, which he claims, is for commissions earned. We have agreed to mediation have settle this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2007.


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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         July 13, 2007
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer