Form 10QSB
period 2007-08-31
REPRO MED SYSTEMS INC
filed 2007-10-19
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

         For the quarterly period ended                    AUGUST 31, 2007
                                                           ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 31, 2007
               -----                          -----------------------------
   Common stock, $.01 par value                      32,779,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - August 31, 2007 and
         February 28, 2007 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         Ending August 31, 2007 and August 31, 2006 ........................   4

         Statements of Cash Flow (Unaudited) - for the three months
         Ending August 31, 2007 and August 31, 2006 ........................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  12

ITEM 2.  Changes in Securities .............................................  12

ITEM 3.  Defaults Upon Senior Securities ...................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  12

ITEM 5.  Other Information .................................................  12

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  12

                                            REPRO-MED SYSTEMS, INC.
                                                 BALANCE SHEETS

                                                     ASSETS
                                                                             AUGUST 31, 2007  FEBRUARY 28, 2007
                                                                               (UNAUDITED)        (AUDITED)
                                                                             ---------------  -----------------
CURRENT ASSETS:
  Cash ..................................................................      $    70,046       $    99,421
    Accounts Receivable less allowance for doubtful accounts of $24,046
     and $21,950 for August 31, 2007 and February 28 2007 respectively ..          252,493           214,446
    Inventory ...........................................................          513,054           489,738
    Prepaid Expenses ....................................................           25,876            10,310
                                                                               -----------       -----------
  TOTAL CURRENT ASSETS ..................................................          861,469           813,915

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,095,662 and
    $1,066,329 for August 31, 2007 and February 28, 2007, respectively ..          197,281           220,515

OTHER ASSETS:
    Patents, net of accumulated amortization of $81,224 and $78,675 for
    August 31, 2007 and February 28, 2007 respectively ..................           44,300            40,588
    Goodwill, net of accumulated amortization of $5,708 and $5,528 for
    August 31, 2007 and February 28, 2007, respectively .................            8,429             8,609
    Security Deposits ...................................................           28,156            54,802
                                                                               -----------       -----------
  TOTAL OTHER ASSETS ....................................................           80,885           103,999
                                                                               -----------       -----------
TOTAL ASSETS ............................................................      $ 1,139,636       $ 1,138,429
                                                                               ===========       ===========

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Notes payable to related parties ....................................      $    68,035       $    71,274
    Accounts Payable ....................................................          480,657           443,440
    Accrued Expenses ....................................................           71,039            46,179
    Accrued Interest ....................................................           48,907            44,565
    Current Portion of capital lease obligations ........................                -               617
    Accrued Preferred stock dividends ...................................           48,000            44,000
    Accrued payroll and related taxes ...................................           12,356             9,408
                                                                               -----------       -----------
TOTAL CURRENT LIABILITIES ...............................................          728,994           659,483

OTHER LIABILITIES
    Deferred capital gain ...............................................          258,536           269,776
    Long-term debt - notes payable ......................................          855,000           855,000
                                                                               -----------       -----------
  TOTAL OTHER LIABILITIES ...............................................        1,113,536         1,124,776
                                                                               -----------       -----------
TOTAL LIABILITIES .......................................................      $ 1,842,530       $ 1,784,259

STOCKHOLDERS' DEFICIT
    Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
    outstanding 2007 and 2006, respectively .............................              100               100
    Common Stock, $0.01 par value, 50,000,000 shares authorized,
    32,779,286 and 31,033,286 issued and outstanding at August 31, 2007
    and February 28, 2007, respectively .................................          352,543           310,333
    Additional paid-in Capital ..........................................        2,641,628         2,612,748
    Accumulated deficit .................................................       (3,555,165)       (3,427,011)
                                                                               -----------       -----------
                                                                                  (560,894)         (503,830)
    Less: Treasury Stock, 2,275,000 shares at cost at August 31, 2007 and
    February 28, 2007 respectively ......................................         (142,000)         (142,000)
                                                                               -----------       -----------
  Total Stockholders' Deficit ...........................................         (702,894)         (645,830)
                                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .............................      $ 1,139,636       $ 1,138,429
                                                                               ===========       ===========

                                 See Accompanying Notes to Financial Statements

                                                       3

                                              REPRO-MED SYSTEMS, INC.
                                              STATEMENT OF OPERATIONS
                                                     UNAUDITED
                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                               AUGUST 31,                      AUGUST 31,
                                                      ----------------------------    ----------------------------
                                                          2007            2006            2007            2006
                                                      ------------    ------------    ------------    ------------
NET SALES .........................................   $    605,946    $    416,009    $  1,003,364    $    763,733

COST AND EXPENES
  Cost of goods Sold ..............................        189,827         144,690         389,433         295,000
  Selling, general and administrative .............        317,956         224,169         579,461         510,111
  Research and development ........................         12,358          11,567          26,111          21,632
  Depreciation and amortization ...................         16,001          15,886          32,062          35,096
                                                      ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ..........................        536,143         396,312       1,027,067         861,839
                                                      ============    ============    ============    ============

NET OPERATING PROFIT (LOSS) .......................         69,804          19,697         (23,703)        (98,106)

OTHER INCOME/(EXPENSES)
  Stock based compensation to obtain loan financing         (2,250)        (71,300)        (71,090)        (71,300)
  Interest Expense ................................        (13,187)        (27,600)        (29,872)        (47,063)
  Other Financing Costs ...........................              -         (10,000)              -         (10,000)
  Interest and Other Income .......................              -              54             512              54
                                                      ------------    ------------    ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ......................        (15,437)       (108,846)       (100,450)       (128,309)
                                                      ------------    ------------    ------------    ------------

  NET PROFIT (LOSS) BEFOR TAXES ...................         54,367         (89,149)       (124,153)       (226,415)

    Provision for Income Taxes ....................              -               -               -          (1,000)
                                                      ------------    ------------    ------------    ------------

                                                      ------------    ------------    ------------    ------------
  NET PROFIT (LOSS) AFTER TAXES ...................   $     54,367    $    (89,149)   $   (124,153)   $   (227,415)
                                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE .........................           0.01           (0.01)          (0.01)          (0.01)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........                                     31,903,275      30,613,286
                                                                                      ============    ============

                                   See Accompanying Notes to Financial Statements

                                                         4

                                           REPRO-MED SYSTEMS, INC
                                          STATEMENT OF CASH FLOWS
                                                 UNAUDITED
                                                                                  FOR THE SIX MONTHS ENDED
                                                                                         AUGUST 31,
                                                                                 -------------------------
                                                                                    2007           2006
                                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss ..................................................................    $ (124,153)    $ (227,415)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock based Compensation to obtain loan financing .......................        71,090         11,250
    Depreciation and amortization ...........................................        32,062         35,096
    Deferred capital gain - building lease ..................................       (11,240)       (11,240)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ..............................       (38,047)       (19,473)
    (Increase) decrease in inventory ........................................       (23,316)       (75,971)
    (Increase) decrease in prepaid expense ..................................       (15,566)          (533)
    Increase (decrease) in accounts payable .................................        37,215         42,054
    Increase (decrease) in preferred stock dividend .........................         4,000              -
    Increase (decrease) in accrued payroll and related taxes ................         2,948              -
    Increase (decrease) in accrued expense ..................................        24,860        129,811
    Increase (decrease) in accrued interet ..................................         4,342              -
                                                                                 ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES .......................................       (35,805)      (116,421)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ........................................        (6,100)             -
  Additional patent costs ...................................................        (6,260)             -
  Security Deposits .........................................................        26,646              -
                                                                                 ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES .......................................        14,286              -

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable .............................................................             -        413,784
  Repayment of Bank Loan ....................................................             -       (198,553)
  Preferred stock dividends .................................................        (4,000)        (4,000)
  Proceeds from note payable to related party ...............................        (3,238)             -
  Payments on capitalized lease obligations .................................          (617)          (616)
                                                                                 ----------     ----------
NET CASH USED IN FINANCING ACTIVITIES .......................................        (7,855)       210,615

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................       (29,375)        94,194
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR .................................        99,421         26,753
                                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS-END OF PERIOD .....................................    $   70,046     $  120,947
                                                                                 ==========     ==========
Cash paid during the period for:
   Interest .................................................................        13,187         47,063

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2007 and the results of operations and cash flows for the six-month period ended August 31, 2007 and 2006 have been included.

The results of operations for the three-month period ended August 31, 2007, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2007.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

In connection with the Company's notes, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of August 31, 2007 the Company is obligated to issue an additional 1,746,000 shares for previously executed note agreements. Such shares have been considered as issued for purposes of financial reporting.

GOING CONCERNS

As shown in the accompanying financial statements, the Company incurred a net profit of $54,367 during the three-months ended August 31, 2007,a net loss of $124,153 for the six months ended August 31, 2007 and has an accumulated deficit of $3,555,165. Additionally, for the three-months ending August 31, 2007, the Company had working capital of $132,475. The Company is seeking to raise additional working capital through debt or equity channels and is working with outside distributors to increase its market share in the European and U.S. markets for its products. However, even if the Company does raise capital through debt or equity channels and continues to increase its sales through its new strategies, there can be no assurance that the net proceeds of the capital raised or that the revenues generated from the new marketing initiatives will continue to grow at a rate sufficient to enable it to reach a level where it will generate continued profits and cash flows from operations.

These matters raise "substantial doubt" about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

RELATED PARTY LOANS

The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $68,036. Included in this amount is $66,036 to the President of the Company and $2,000 to the former Controller. The $66,036 to the

President represents short-term advances that are secured by certain customer accounts receivable. The $2,000 to the former controller is currently past due and bears interest at the rate of 2% over prime.

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

THREE MONTHS ENDED AUGUST 31 2007 VS. 2006
------------------------------------------

Total sales increased by 45.66% ($189,937) from $416,009 to $605,946 for the three-month period ending August 31, 2007.

Net Income/(Loss) from operations shows a profit of $69,804 for the three-months ending August 31, 2007 as compared to a profit of $19,697 for the same quarter in 2006 and represents a total improvement of $50,107 quarter over quarter.

Sales of the FREEDOM60(R) Syringe Infusion System, related accessories and repairs increased 69.5% domestically in the second quarter ending August 31, 2007 as compared to the same period in 2006. This increase is due to the increased sales for use with immune globulin caused by Medicare specifying the Freedom60 for use with SCIG, and antibiotics along with word of our performance and costs being communicated throughout the industry. Sales of RES-Q-VAC(R) and related accessories showed an overall increase of 91.3% from 181,308 to 244,756 which includes an international increase of 103.8% offsetting a slight decline domestically of 12.5%. Company sales of non-core Gyneco, Restore, and OEM (Osbon & Vet) products line also increased 51.3% August 31,2007 over August 31, 2006.

Net profit for the Quarter was $54,367, which includes $2,250 in stock based compensation, as compared to the previous quarter loss of $89,149, which included stock, based compensation of $71,300. This is due to the stock based compensation for 2007 being recorded in the first quarter of 2007 versus being recorded in the second quarter of 2006. Gross Profit increased to 69% from 65% last year for the same period. This increase is attributed in part to two clinical trials of the pump which occurred in the first quarter in which we have incurred salary and material expenses that are not offset by sales revenue in the first quarter but have been recognized in the second quarter. Due to the increase in demand additional sterilization cycles were required to meet customer delivery dates, which increased production costs. Our precision flow control sets increased 25.6% over last year to 37,585 sets from 29,919 set as the same time August 31, 2006. Selling, General and Administrative Expense (SG&A) increased $93,787 from 224,169 to 317,956 quarter over quarter 2007 vs. 2006, which included a legal agreement from mediation with a former employee of $30,000 and associated legal fees of $4,900. Product liability insurance increased $9,573, which was for product insurance in the European market. Wages and benefits increase $33,297 quarter over quarter from $88,728 to $122,025 due to filling open staff positions. Trade show and related expenses increase $13,234 from $708 to $13,942 quarter over quarter 2007 vs. 2006 as we continue to increase our present in the market place. Research and Development increased slightly $791.

Interest expense decreased $14,413 to $13,187 from $27,600 as a result of the company paying off high interest on demand bank notes and capital leases.

SIX MONTHS ENDED AUGUST 31 2007 VS. 2006
----------------------------------------

Total sales increased by 31.38% ($239,631) from $763,733 to $1,003,364 for the six-month period ending August 31, 2007.

Net Income/(Loss) from operations shows a loss of $124,153 for the six-months ending August 31, 2007 as compared to a loss of $226,415 for the same six months in 2006 and represents a total improvement of $102,262.

Sales of the FREEDOM60(R) Syringe Infusion System, related accessories and repairs increased 66.9% domestically in the six-months ended August 31, 2007 vs. six-months ended August 31, 2006. The results from this quarter resulted from a management shift in sales strategy and by eliminating outside consulting and in-house sales personnel who were ineffective in driving any new revenues. We decided to focus the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin (SCIG) market. We made decisions to directly support clinical trials by providing 42 Freedom60 pumps at our sole expense into a phase IV clinical trial. We attended a dozen SCIG nursing education programs. This has allowed us to meet hundreds of nurses all over the country who administer to the needs of this market. We generated a great deal of effort aimed at achieving better reimbursement from Medicare for the Freedom60. Due to our direct efforts, reimbursement was increased twenty fold and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced and sold virtually every major SCIG provider in the country. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications Sales of the Res-Q-Vac increased overall by 13.8% with the international sales increasing by 41.4% offset by the domestic decreasing slightly by 9.3% for the six-months ended August 31,2007 vs. six-months ended August 31, 2006.

Gross Profit remained consent at 61% of net sales in both 2007 and 2006.

Selling, General and Administrative Expense (SG&A) increased 13.59% from 510,111 in 2006 to $579,461 in 2007. This is increase in directly related it an increased in trade show expenses, product liability insurance, and the legal agreement and fees associated with a mediation agreement.

Research and development expenses increased $4,479 from 2006 to 2007.

Depreciation and amortization expense decreased by $3,034 from 2006 to 2007, as a result of equipment reaching the end of it depreciable life and not being fully replaced by equivalent capital investments.

Interest expense has decreased $17,191 from 2006 to 2007 as a result of paying off high interest notes to the bank.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us. Substantial resources have been directed into the marketing efforts during the past year which produced an increase in new RES-Q-VAC(R) customers and a significant increase in new FREEDOM60(R) users. We are aware of the delay between marketing and the resulting sales in our medical markets. Furthermore, new customers tend to purchase smaller initial quantities, and since a major portion of our income stream is derived from the use of disposable supplies, it may take several months for the full impact of new customers to be reflected in our sales performance.

We believe we will continue to enhance a new customer base for our products. With the current capital we have, and if sales continue to meet the Company's targets, which we expect but cannot assure, we believe that we will have sufficient resources to meet our obligations for the next twelve months. However, if these sales do not continue to develop to our expectations, and if new funding does not become available, then our viability could be in question (see going concerns). We remain cautiously optimistic that, at a minimum, these new sales will continue to increase and meet our expectations and needs for the coming year.

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

For the home care patient, FREEDOM60(R) is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, FREEDOM60(R) delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Pre-market Notification for initial design of the FREEDOM60(R) as a Class II device was approved by the FDA in August 1994.

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

In order to receive more favorable Medicare reimbursement for our FREEDOM60(R) Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). On May 21, 2007 we received a notification from CMS (Centers for Medicare & Medicaid Services) that the Freedom 60(R) had been re-reviewed for Medicare billing. It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater. The new coding provides for a substantial increase in reimbursement for providers using an infusion pump for authorized users under Part B of Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007 CMS issued a clarification that the Freedom 60(R) Syringe Infusion Pump is the only allowable pump to be billed with subcutaneous immune globulin under HCPCS code E0779.

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

TRADE SHOWS
-----------

We continue to support our products at several trade shows. During the months of September and October we attended the AHRM, EMS, INS shows and CLS Primer Meeting to exhibit our RES-Q-VAC(R) and Freedom60(R) products. We are also scheduled and preparing to attend the Medica Show in Dusseldorf, Germany from November 14-17 2007.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2007.

ITEM 5. OTHER INFORMATION
-------------------------

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) 31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002

    32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) Reports

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                          October 19, 2007
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer