Form 10QSB/A
period 2007-05-31
REPRO MED SYSTEMS INC
filed 2008-01-22
CIK 704440

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

                                EXPLANATORY NOTE

The Company files this Amendment No. 1 to Form 10-QSB for the quarter ended May 31, 2007 to provide the disclosures required by Item 307 and Item 308(c) of Regulation S-B. This disclosure is provided under ITEM 7. CONTROLS AND PROCEDURES.


                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
ITEM 1.  Financial Statements
         Balance Sheet (Unaudited) - May 31, 2007 and
         February 28, 2007 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         Ending May 31, 2007 and May 31, 2006 ..............................   4

         Statements of Cash Flow (Unaudited) - for the three months
         Ending May 31, 2007 and May 31, 2006 ..............................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  12

ITEM 2.  Changes in Securities .............................................  12

ITEM 3.  Defaults Upon Senior Securities ...................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  12

ITEM 5.  Other Information .................................................  12

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  12

ITEM 7.  Controls and Procedures ...........................................  13

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

ITEM 7.  CONTROLS AND PROCEDURES
--------------------------------

Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded we have disclosure controls and procedures as of May 31, 2007. In addition, no change in our internal control over financial reporting occurred during the first quarter of the fiscal year ended February 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         January 22, 2008
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer