Form 10QSB/A
period 2007-08-31
REPRO MED SYSTEMS INC
filed 2008-01-22
CIK 704440

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

                                EXPLANATORY NOTE

The Company files this Amendment No. 1 to Form 10-QSB for the quarter ended August 31, 2007 to provide the disclosures required by Item 307 and Item 308(c) of Regulation S-B. This disclosure is provided under ITEM 7. CONTROLS AND PROCEDURES.


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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) 31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002

    32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) Reports

None

ITEM 7. CONTROLS AND PROCEDURES
-------------------------------

Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded we have disclosure controls and procedures as of August 31, 2007. In addition, no change in our internal control over financial reporting occurred during the second quarter of the fiscal year ended February 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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