Form 10QSB
period 2007-11-30
REPRO MED SYSTEMS INC
filed 2008-01-22
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

         For the quarterly period ended                  NOVEMBER 30, 2007
                                                         -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 30, 2007
               -----                         --------------------------------
   Common stock, $.01 par value                      32,804,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  Financial Statements

         Balance Sheet (Unaudited) - November 30, 2007 and
         February 28, 2007 (Audited) .......................................   3

         Statements of Operations (Unaudited) - for the three-months
         Ending November 30, 2007 and November 30, 2006 ....................   4

         Statements of Cash Flow (Unaudited) - for the three months
         Ending November 30, 2007 and November 30, 2006 ....................   5

         Notes to Unaudited Financial Statements ...........................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

PART II

ITEM 1.  Legal Proceedings .................................................  13

ITEM 2.  Changes in Securities .............................................  13

ITEM 3.  Defaults Upon Senior Securities ...................................  13

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  14

ITEM 5.  Other Information .................................................  14

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  14

ITEM 7.  Internal Controls and Producers ...................................  14

                                             REPRO-MED SYSTEMS, INC.
                                                 BALANCE SHEETS
                                                     ASSETS
                                                                           NOVEMBER 30, 2007   FEBRUARY 28, 2007
                                                                              (UNAUDITED)          (AUDITED)
                                                                           -----------------   -----------------
CURRENT ASSETS:
  Cash ...............................................................        $    75,026         $    99,421
  Accounts Receivable less allowance for doubtful accounts of $25,045
   and $21,950 for November 30, 2007 and February 28 2007 respectively            286,951             214,446
  Inventory ..........................................................            495,515             489,738
  Prepaid Expenses ...................................................             29,824              10,310
                                                                              -----------         -----------
  TOTAL CURRENT ASSETS ...............................................            887,316             813,915

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,095,662 and
  $1,066,329 for November 30, 2007 and February 28, 2007, respectively            212,932             220,515

OTHER ASSETS:
  Patents, net of accumulated amortization of $81,224 and $78,675 for
   November 30, 2007 and February 28, 2007 respectively ..............             43,034              40,588
  Goodwill, ..........................................................              8,609               8,609
  Security Deposits ..................................................             28,156              54,802
                                                                              -----------         -----------
  TOTAL OTHER ASSETS .................................................             79,799             103,999
                                                                              -----------         -----------
TOTAL ASSETS .........................................................        $ 1,180,047         $ 1,138,429
                                                                              ===========         ===========

                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Notes payable to related parties ...................................        $    88,036         $    71,274
  Accounts Payable ...................................................            400,599             443,440
  Accrued Expenses ...................................................             82,539              46,179
  Accrued Interest ...................................................             50,361              44,565
  Current Portion of capital lease obligations .......................                  -                 617
  Accrued Preferred stock dividends ..................................             48,000              44,000
  Accrued payroll and related taxes ..................................              4,860               9,408
                                                                              -----------         -----------
TOTAL CURRENT LIABILITIES ............................................            674,395             659,483

OTHER LIABILITIES
  Deferred capital gain ..............................................            252,916             269,776
  Long-term debt - notes payable .....................................            855,000             855,000
                                                                              -----------         -----------
  TOTAL OTHER LIABILITIES ............................................          1,107,916           1,124,776
                                                                              -----------         -----------
TOTAL LIABILITIES ....................................................          1,782,311           1,784,259

STOCKHOLDERS' DEFICIT
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding 2007 and 2006, respectively ...........................                100                 100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   32,804,286 and 31,033,286 issued and outstanding at
   November 30, 2007 and February 28, 2007, respectively .............            328,043             310,333
  Additional paid-in Capital .........................................          2,708,396           2,612,748
  Accumulated deficit ................................................         (3,496,803)         (3,427,011)
                                                                              -----------         -----------
                                                                                 (460,264)           (503,830)
  Less: Treasury Stock, 2,275,000 shares at cost at
   November 30, 2007 and February 28, 2007 respectively ..............           (142,000)           (142,000)
                                                                              -----------         -----------
  Total Stockholders' Deficit ........................................           (602,264)           (645,830)
                                                                              -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........................        $ 1,180,047         $ 1,138,429
                                                                              ===========         ===========

                                 See Accompanying Notes to Financial Statements

                                                        3

                                            REPRO-MED SYSTEMS, INC.
                                            STATEMENT OF OPERATIONS
                                                   UNAUDITED
                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       NOVEMBER 30,                       NOVEMBER 30,
                                                   2007            2006             2007               2006
                                                ---------       ---------       ------------       ------------
NET SALES ................................      $ 620,879       $ 457,991       $  1,624,242       $  1,221,724

COST AND EXPENES
  Cost of goods Sold .....................        226,248         200,702            615,770            495,702
  Selling, general and administrative ....        288,987         205,094            871,356            715,205
  Research and development ...............          8,651           9,990             34,761             31,622
  Depreciation and amortization ..........         16,186          16,820             48,248             51,916
                                                ---------       ---------       ------------       ------------
TOTAL COSTS AND EXPENSES .................        540,072         432,606          1,570,135          1,294,445
                                                =========       =========       ============       ============

NET OPERATING PROFIT (LOSS) ..............         80,807          25,385             54,107            (72,721)

OTHER INCOME/(EXPENSES)
  Interest Expense .......................        (19,448)        (93,080)          (120,410)          (211,443)
  Interest and Other Income ..............              -               -                512                 54
                                                ---------       ---------       ------------       ------------
TOTAL OTHER INCOME/(EXPENSE) .............        (19,448)        (93,080)          (119,898)          (211,389)
                                                ---------       ---------       ------------       ------------

NET PROFIT (LOSS) BEFORE TAXES ...........         61,359         (67,695)           (65,791)          (284,110)

  Provision for Income Taxes .............              -               -                  -                  -
                                                ---------       ---------       ------------       ------------

                                                ---------       ---------       ------------       ------------
NET PROFIT (LOSS) AFTER TAXES ............      $  61,359       $ (67,695)      $    (65,791)      $   (284,110)
                                                =========       =========       ============       ============

NET PROFIT (LOSS) PER COMMON SHARE .......           0.01           (0.01)             (0.01)             (0.01)
                                                =========       =========       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        32,193,155         30,613,286
                                                                                ============       ============

                                 See Accompanying Notes to Financial Statements

                                                       4

                                   REPRO-MED SYSTEMS, INC.
                                   STATEMENT OF CASH FLOWS
                                          UNAUDITED
                                                                    FOR THE NINE MONTHS ENDED
                                                                          NOVEMBER 30,
                                                                      2007            2006
                                                                    --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss ...................................................      $(65,791)      $(284,110)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Stock based Compensation to obtain loan financing ......        75,840         159,390
      Stock Options to employee's and directors ..............        37,518               -
      Depreciation and amortization ..........................        48,248          52,053
      Deferred capital gain - building lease .................       (16,860)        (16,860)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .............       (72,505)        (46,611)
      (Increase) decrease in inventory .......................        (5,777)        (54,934)
      (Increase) decrease in prepaid expense .................       (19,514)         (4,428)
      Increase (decrease) in accounts payable ................       (42,842)         82,472
      Increase (decrease) in preferred stock dividend ........         4,000               -
      Increase (decrease) in accrued payroll and related taxes        (4,547)              -
      Increase (decrease) in accrued expense .................        36,360          (5,536)
      Increase (decrease) in accrued interest ................         5,795               -
                                                                    --------       ---------
NET CASH USED IN OPERATING ACTIVITIES ........................       (20,075)       (118,564)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .........................       (36,851)         (4,590)
  Additional patent costs ....................................        (6,260)              -
  Security Deposits ..........................................        26,646               -
                                                                    --------       ---------
NET CASH USED IN INVESTING ACTIVITIES ........................       (16,465)         (4,590)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Loan .....................................             -        (198,553)
  Preferred stock dividends ..................................        (4,000)              -
  Proceeds from note payable to related party ................        16,762         395,395
  Payments on capitalized lease obligations ..................          (617)         (6,990)
                                                                    --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................        12,145         189,852

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........       (24,395)         66,698
CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR ..................        99,421          26,753
                                                                    --------       ---------
CASH AND CASH EQUIVALENTS-END OF YEAR ........................      $ 75,026          93,451
                                                                    ========       =========
Cash paid during the year for:
  Interest ...................................................        14,698          52,053

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2007 and the results of operations and cash flows for the nine-month period ended November 30, 2007 and 2006 have been included.

The results of operations for the three-month period ended November 30, 2007, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended February 28, 2007.

STOCKHOLDERS' EQUITY/NOTES PAYABLE

In connection with the Company's notes, the Company is obligated to issue four shares of its common stock each year for each dollar of principal borrowed. As of November 30, 2007 the Company is obligated to issue an additional 1,771,000 shares for previously executed note agreements. Such shares have been considered as issued for purposes of financial reporting.

RELATED PARTY LOANS

The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8%. This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009. Additionally, included in current liabilities are notes payable to related parties of $88,036. Included in this amount is $66,036 to the President of the Company and $2,000 to the former Controller. The $66,036 to the President represents short-term advances that are secured by certain customer accounts receivable. The $2,000 to the former controller is currently past due and bears interest at the rate of 2% over prime.

During the third quarter a member of the Board of Directors loaned the company $20,000 to make certain leasehold improvements. The loan bears interest at 6% simple interest and is unsecured.

STOCK OPTIONS

In June 2006, The Company approved the issuance of 4,360,000 shares to be awarded to employees and directors of the company. The company believes that such awards better align the intent of its employees and directors with those of its shareholders. The Options were granted with an exercise equal to the market price of the company's hares at the date of grant, which was $.06 per share.

The fair market value of each option awarded is estimated on the date of grant using the Black Scholes Option Model that uses the assumptions noted in the following table. The factors utilized in the calculator of the fair market value of the option estimated to be $37,518 is as follows:

                     Option Price ...............   $ 0.06
                     Share Price at date of Grant   $ 0.06
                     Volatility .................       75%
                     Risk free interest rate ....     3.75%

A summary of options activity under the plan at November 30, 2007 is presented below:

                                                                       WEIGHTED
                                                          WEIGHTED     AVERAGE
                                                          AVERAGE     REMAINING
                                                         EXERCISED   CONTRACTUAL
                                             SHARES        PRICE         TERM
                                           ---------     ---------   -----------
Balance February 28, 2007 ...........              -         -             -
Grant June 2007 .....................      4,360,000        0.06          3.5
                                           ---------
Balance Outstanding November 30, 2007      4,360,000        0.06          3.5
                                           =========
Exercisable at November 30, 2007 ....      1,690,000        0.06          3.5
                                           =========

At November 30,2007, there was $59,274 of unrecognized compensation cost related to non-vested share based compensation agreements granted under the plan. The cost is expected to be recognized over the weighted average period of 5.5 years. The total fair market value of the shares vested during the years ending February 28, 2008, 2009, 2010 and 2011 is $13,172, $19,758, $19,758 and $6,586.

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

THREE MONTHS ENDED NOVEMBER 30 2007 VS. 2006
--------------------------------------------

Sales of the FREEDOM60(R) Syringe Infusion System, related accessories and repairs have become our company's lead product representing 60% of the company's total sales this quarter as compared to 42% for the quarter ended November 30, 2006. Freedom60 sales experienced an overall increase of 97.4% from $196,900 to $388,723 in the third quarter ending November 30, 2007 as compared to the same period in 2006. This increase is primarily due to increased sales for the subcutaneous immune globulin (SCIG) market, which was significantly influenced by a Medicare clarification guidance document specifying the Freedom60 for reimbursement for use with SCIG. Additionally with the exposure of many new providers using the Freedom60, an increase in use for antibiotics also occurred.

During the quarter ended November 30, 2007 sales of the RES-Q-VAC(R) and related accessories increased domestically by 46.3% and declined internationally by 34.1% which netted a slight decrease overall of 6.0% from $216,326 to $203,280. These variations appear to be caused by normal fluctuations in ordering patterns with domestic and international sales cycles frequently offsetting during different quarters (See the Nine Months Ended Discussion).

Company sales of non-core products (Gyneco, Restore, and OEM lines), which at the end of the current quarter amounted to less than 5% of total sales and declined from $46,903 to $30,457 during the quarter ended November 30,2007.

Total sales increased by 35.6% ($162,888) from $457,991 to $620,879 for the three-month period ending November 30,2007.

Net Income/(Loss) from operations shows a profit of $80,807 for the three-months ending November 30, 2007 as compared to a profit of $25,315 for the same quarter in 2006 and represents a total improvement of $55,492 quarter over quarter.

Net profit for the Quarter was $61,359, which includes $4,750 in stock based compensation for financing cost, as compared to the previous quarter loss of $67,695, which included stock based compensation for financing cost of $88,090. This is due to the stock based compensation for financing cost for 2007 being recorded in the first quarter of 2007 versus being recorded in the second and third quarters of 2006.

Gross Profit increased to 64% from 56.4% last year for the same period. This is a result of errors in pricing being recorded to the scrap account; which is consolidated in to Cost of Good Sold, and being reclassified in the third quarter of 2006. When gross profit is reviewed with typical scraping for the quarter the gross profit would have remained consistent with the current quarter.

Selling, General and Administrative Expense (SG&A) increased $83,893 from $205,094 to $288,987 quarter over quarter 2007 vs. 2006, which included increased expenses related to our business expansion and included among others, an increase of $20,477 in convention and trade show related expense associated to the MEDICA Trade show attended in November 2007, additional banking fees, office expenses, increased recruiting costs and the fair value of stock option aggregating $37,500. Research and Development decreased $1,339 as a result of increased concentration in the generating sales.

Interest expense decreased slightly $793 to $14,698 from $15,491.

NINE MONTHS ENDED NOVEMBER 30 2007 VS. 2006
-------------------------------------------

Total sales increased by 32.95% ($402,518) from $1,221,724 to $1,624,242 for the nine-month period ending November 30, 2007.

Net Income/(Loss) from operations shows a profit of $54,107 for the nine-months ending November 30, 2007 as compared to a loss of $72,721 for the same nine-months in 2006 and represents a total improvement of $126,827.

Net (Loss) for the nine-months ending was $65,791, which includes $75,840 in stock based compensation for financing cost and $37,518 of employee and director stock options recorded as fair market value, as compared to the previous quarter loss of $284,110, which included stock based compensation for financing cost of $159,390. This is due to the stock based compensation for financing cost for 2007 being recorded in the first quarter of 2007 versus being recorded in the second and third quarters of 2006 as well as higher interest expense.

Sales of the FREEDOM60(R) Syringe Infusion System, related accessories and repairs have become our company's lead product representing 52% of the company's total sales for the nine-months ending November 30, 2007 as compared to 40% for the period ended November 2006 with total sales, domestic and international, increasing by 83%. The performance from this period resulted from a management shift in sales strategy which included eliminating outside consulting and in-house sales personnel who were ineffective in driving any new revenues and relying instead on our in house staff. During the past year we decided to focus the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin (SCIG) market. We made decisions to directly support clinical trials by providing 42 Freedom60 pumps at our sole expense into a phase IV clinical trial. We attended fourteen SCIG nursing education programs. This has allowed us to meet hundreds of nurses all over the country who administer to the needs of this market. We applied for better reimbursement from Medicare for the Freedom60. Due to our direct efforts, reimbursement was increased twenty fold and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced and sold virtually every major SCIG provider in the country. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications

Sales of the RES-Q-VAC(R) increased overall by 6.1% from $556,802 to $590,823 with the international sales increasing by 5.4% from $297,024 to $313,010 and the domestic increasing by 6.9% from $259,778 to $277,813 for the nine-months ended November 30,2007 vs. nine-months ended November 30, 2006. The RES-Q-VAC sales occur in long sales cycles making short term trend analysis problematic. International sales cycles appear to run in approximately 18 month cycles.

Gross Profit increased slightly from 59.43% to 62.01% of net sales 2007. This is a result of errors in pricing being recorded to the scrap account; which is consolidated in to Cost of Good Sold, and being reclassified in the third quarter of 2006. When gross profit is reviewed with typical scraping for the quarter the gross profit would have remained consistent with the current quarter.

Selling, General and Administrative Expense (SG&A) increased 21.83% from $715,205 in 2006 to $871,356 in 2007. This is increase is directly related to increases in trade show expenses, product liability insurance, recruiting expense, temporary help, the legal agreement and fees associated with a mediation agreement and the fair value of stock options aggregating $37,500.

Research and development expenses increased minimally by $3,141 from 2006 to 2007.

Depreciation and amortization expense decreased by $3,668 from 2006 to 2007, as a result of equipment reaching the end of it depreciable life and not being fully replaced by equivalent capital investments.

Interest expense has decreased $7,483 from 2006 to 2007 as a result of paying off high interest notes to the bank.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity has improved due to increased sales resulting in positive cash flow for the past two quarters. The additional resource's have been applied to a decrease in accounts payable which include vendors and selected debts, increases in prepaid debts, and a slight increase in inventory.

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us. Substantial attention has been directed into our marketing during the past year which produced an increase in new RES-Q-VAC(R) customers and significant increases in new FREEDOM60(R) users. Our marketing focus on the Freedom60 will continue and is expected to maintain the trend of increasing sales for that product line.

We believe we will continue to enhance our customer base for our products. With the current capital and cash flow, and if sales continue to meet the Company's targets, which we expect but cannot assure, we will have sufficient resources to meet our obligations for the next twelve months. However, if the current trend does not continue, and if new funding does not become available, then our viability could be in question. We remain cautiously optimistic that, at a minimum, sales will continue to increase and meet our expectations and needs for the coming year.

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

TRADE SHOWS
-----------

We continue to support our products at several trade shows. During the months of November attend the MEDICA Show in Dusseldorf, Germany.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2007.

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

    31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002

    32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) REPORTS

ITEM 7.  CONTROLS AND PROCEDURES
--------------------------------

INTERNAL CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded we have disclosure controls and procedures as of November 30, 2007 In addition, no change in our internal control over financial reporting occurred during the third quarter of the fiscal year ended February 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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