Form 10QSB/A
period 2007-11-30
REPRO MED SYSTEMS INC
filed 2008-03-18
CIK 704440

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

    32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) REPORTS

ITEM 7.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer, or CFO, and the Chief Operating Officer, or COO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2007. Based on that evaluation, our management, including our CEO/CFO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO and COO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

         There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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