Form 10KSB
period 2008-02-29
REPRO MED SYSTEMS INC
filed 2008-06-13
CIK 704440

FORM 10-KSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                                FEBRUARY 29, 2008
      Commission File Number                                        0-12305

                             REPRO-MED SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            New York                                       13-3044880
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   24 Carpenter Road, Chester, NY                             10918
   ------------------------------                             -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

      Based on the closing sales price of February 29, 2008, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $2,693,399.

      The number of issued outstanding of the registrant's common stock, $.01 par value was 34,829,286 at February 29, 2008, which includes 2,275,000 shares of Treasury Stock.

                             Repro-Med Systems, Inc.

                                Table of Contents

                                                                            Page

PART I

         Item 1.   Description of Business                                     3
         Item 2.   Description of Property                                    11
         ITEM 3.   Legal Proceedings                                          11
         Item 4.   Submission of Matters to a Vote of Security Holders        11

PART II

         ITEM 5.   Market for the Registrant's Common Equity and Related
                   Shareholder Matters                                        11
         Item 6.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12
         ITEM 7.   Financial Statements                                       15
         ITEM 8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures                       16
         Item 8A.  Controls and Procedures                                    16

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control
                   Persons: Compliance with Section 16(a) of the
                   Exchange Act                                               16
         ITEM 10.  Executive Compensation                                     18
         ITEM 11.  Security Ownership of Certain Beneficial Owners
                   and Management                                             18
         ITEM 12.  Certain Relationships and Related Transactions             20
         ITEM 13.  Accountants Fees and Services                              21

PART IV

         Item 14.  Exhibits and Reports on Form 8-K                           22

                   Signatures                                                 23

                   Exhibit 31.1

                   Exhibit 31.2

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

FREEDOM60(R) SYRINGE INFUSION SYSTEM

The FREEDOM60 uses an innovative "engine" to create a constant pressure drive system which we believe results in substantially greater safety, reliability, and an overall higher quality infusion than other devices on the market -- all at a lower cost. The basic drive mechanism used in the FREEDOM60 represents the first of a line of products, which we intend to develop to broaden the product applications and appeal.

FREEDOM60(R) uses rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented luer disc connector insures that only the Company's FREEDOM60(R) tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient. Repro-Med Systems' objective is to build a product franchise with FREEDOM60(R) and the sale of patented disposable tubing sets.

Proprietary technology employed in the FREEDOM60 uses constant pressure to administer drugs. FREEDOM60 avoids an important problem faced by electronic pumps currently on the market which employ constant flow mechanisms that result in potentially dangerous, high pressures placed on indwelling catheters or under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps will generate extremely high pressures exceeding 70psi before the over pressure system will activate. Also with these systems, the alarm can be falsely triggered, and the administration halted until a health professional can verify that the infusion is in fact safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required. .

Other unsafe conditions of conventional equipment include runaway administrations; overdose due to programming errors or pump failure, and over pressure resulting in burst blood vessels or failed internal access devices. The expanded use of the FREEDOM60 demonstrates that the FREEDOM60 eliminates these potential outcomes and insures a safe, constant, controlled infusion. Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60's design maintains a safe constant pressure and thereby automatically reduces the flow rate accordingly if any problems of administration occur.

A recent enhancement to the FREEDOM60 includes the Flow Monitor version or the FREEDOM60-FM. The FREEDOM60-FM contains a microprocessor controlled occlusion alarm which alerts the user of a blocked flow or, end of infusion. This product is directed at nursing homes, hospitals, and pediatric ambulatory applications where alarms are generally required for nursing acceptance.

The FREEDOM60(R) provides a high-quality delivery to the patient at costs similar to a gravity drip system and is targeted for the home health care industry, patient emergency transportation, and for any time a safe, consistent, and low-cost infusion is required.

We have surmised and have recently confirmed anecdotally that the Freedom60 system because of its constant safe pressure design is the ideal technology to infuse this medication regardless of cost. IgG is quite viscous, and the Freedom60 will adjust automatically to patient tissue saturation, preventing complications at the administration sites which include pain, swelling, redness and possible tissue damage. Competitive electronic devices, which are also used for this indication, generally deliver higher and quite possibly harmful pressures, and will reach occlusion pressures, which will frequently cause the electronic pumps to shut down prior to completing the drug delivery.

FREEDOM60 MARKETING APPLICATIONS

The primary market for the FREEDOM60 is the home care patient. For home care, the FREEDOM60 is ideal because it is completely portable, lightweight and easy-to-use. The mechanical pump acts on a 60cc syringe and is cost effective and maintenance free. It requires no electric, no batteries and no cumbersome IV pole. For the infusion professional, FREEDOM60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510k Premarket Notification for the design of the FREEDOM60 as a Class II device was approved by the FDA in May 1994.

The latest application in home care for the Freedom60 is in the treatment of Primary Immune Deficiency using a subcutaneous administration of immune globulin better known as SCIG therapy. . This disease may affect some 500,000 (ref: IDF Foundation as many as 1/500) people in the USA and is reportedly under diagnosed. It is believed that the world-wide market may ultimately be larger than currently estimated. Previously IgG was solely administered using a conventional intra-venous system, however; the subcutaneous route of administration has seen increased usage over the past year with the introduction of an FDA approved IgG for this application. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is generally an ideal system for this administration since the patient is able to self-medicate at home. The pump is easily configured for this application, and we believe the FREEDOM60(R) is the best performing pump system available at any price, but happens to be the lowest cost infusion system on the market. Due to its safe, limited and controlled pressure mechanism, the Freedom60 adjusts automatically to the patient's needs providing a reliable and comfortable administration.. We continue to make an extensive effort to market our Freedom60 Syringe Infusion System for SCIG therapy and have participated in several educational primers for nurses as well as conducted web based training sessions. We are experiencing interest in export markets and have also begun training a distributor in Scandinavia to introduce the Freedom60 into those markets.

Additional applications for the FREEDOM60(R) include pain control, chemotherapeutics and the infusion of specialized drugs such as the widely used and somewhat difficult to administer vancomycin. We have found a following among providers of the FREEDOM60(R) for use in treating thalissemia with the drug desferal, and in Europe found it is being used for pain control, specifically post-operative epidural pain administration and chemotherapy.

The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and generates approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.The latest application in home care for the Freedom60 is in the treatment of Primary Immune Deficiency using a subcutaneous administration of immune globulin better known as SCIG therapy. . This disease may affect some 500,000 (ref: IDF Foundation as many as 1/500) people in the USA and is reportedly under diagnosed. It is believed that the world-wide market may ultimately be larger than currently estimated. Previously IgG was solely administered using a conventional intra-venous system, however; the subcutaneous route of administration has seen increased usage over the past year with the introduction of an FDA approved IgG for this application. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is generally an ideal system for this administration since the patient is able to self-medicate at home. The pump is easily configured for this application, and we believe the FREEDOM60(R) is the best performing pump system available at any price, but happens to be the lowest cost infusion system on the market. Due to its safe, limited and controlled pressure mechanism, the Freedom60 adjusts automatically to the patient's needs providing a reliable and comfortable administration.. We continue to make an extensive effort to market our Freedom60 Syringe Infusion System for SCIG therapy and have participated in several educational primers for nurses as well as conducted web based training sessions. We are experiencing interest in export markets and have also begun training a distributor in Scandinavia to introduce the Freedom60 into those markets.

Additional applications for the FREEDOM60(R) include pain control, chemotherapeutics and the infusion of specialized drugs such as the widely used and somewhat difficult to administer vancomycin. We have found a following among providers of the FREEDOM60(R) for use in treating thalissemia with the drug desferal, and in Europe found it is being used for pain control, specifically post-operative epidural pain administration and chemotherapy.

The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and generates approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and generates approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.


IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60 SALES

The ambulatory market has been rapidly changing due to reimbursement issues. The denial of insurance reimbursement has drastically reduced the market share of high-end competitors with electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). We challenged the previous Freedom60 reimbursement for Medicare by requested a coding verification for the Freedom60 with the Centers for Medicare and Medicaid services (CMS). The Freedom60 was reclassified by CMS on May 21, 2007 for use under code E0779 which increases the reimbursement for the Freedom60 for all billable syringe pump applications approved by Medicare. In June 2007 Medicare issued a letter of clarification stating in part:

"The Freedom60 Syringe Infusion Pump is the only allowable pump to be billed with the Subcutaneous Immune Globulin (SCIG). The code for this pump for dates of service 1/1/00 - 5/16/07 is E0780. For dates of service on or after 5/17/07 the correct code is E0779 per SADMERC. The items being billed must be supported by corresponding documentation. All other pumps or modifiers will result in a denial".

At this time we believe we are the only Medicare approved device for SCIG.

ECONOMIC BENEFITS OF FREEDOM60(R) PUMP AND DISPOSABLE SALES

In the past we marketed the pump priced at a discount to promote sales of tubing sets. We now market pumps at fair market value. Originally when the Freedom60 was introduced, we had envisioned the revenues being primarily derived from the tubing set sales due to the market we were penetrating and the medical practices of the time. In the current market we have shifted focus from the generic market to a specialty market, and tubing set usage for all markets have been revised due to cost considerations. We have adjusted to a new economic model by re-pricing the pump and the tubing sets accordingly.

We have sold approximately 7,000 pumps since March 2000 and approximately 1,638 pumps during the past fiscal year. Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 4,200 FREEDOM60(R) pumps currently in operation. The FREEDOM60(R) pump is designed for a minimum use of 4,000 times which at our list price is amortized at a low $.13 per use. The tubing sets currently have an average price of $4.25. We estimate that each pump uses an average of four to six tubing sets per month. If the pump is operated up to 4 times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years depending upon the type of application. Tubing sets can be used from one application to many administrations lasting a few days.

COMPETITION FOR THE FREEDOM60(R)

FREEDOM60(R) competes in the United States infusion pump market based on price, service and product performance. Most of the competitors have significantly greater resources for research and development, manufacturing and marketing, and as a result may be better prepared to compete for market share even in areas in which FREEDOM60(R) products may be superior. The industry is subject to technological changes and there can be no assurance that we will be able to maintain any existing technological lead long enough to establish our products and to sustain profitability.

RES-Q-VAC PORTABLE MEDICAL SUCTION

The RES-Q-VAC(R) Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC(R) reduce the risk of contaminating the health professional from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

We recently introduced a new updated version called RES-Q-VAC ULTRA which comes with our FSP filter, new pediatric connectors, new graduated canister, new adult catheters, and new convenient carry pouch. It is also available with a patent pending, fully malleable, portable LED white light source which is attached to the top of the canister system and provides illumination for the medical professional during night time or low light conditions.

A critical component and advantage of the RES-Q-VAC(R) is the Full Stop Protection(R), (FSP(R)) a recently patented filtering system that prevents both leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects healthcare providers from potential exposure to disease and contamination.

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

With the new connectors added to our pediatric catheters, which allow them to connect directly to the adult canisters with FSP(R), enable pediatric suctioning with the benefit of the Full Stop Protection(R) device as well as with sterile catheters. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery.

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

Military Applications -Due to its light weight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC(R)'s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

We are planning a direct sales effort into the hospital market and continue our effort into nursing homes working with a national distributor and by direct sales to penetrate this market. Due to power outages, hurricanes such Katrina and other disasters; there is interest for the RES-Q-VAC for these markets. In the hospital, the RES-Q-VAC is used on crash carts, emergency room, patients in isolation, for tracheotomy patients and to meet new hospital regulations such as EMTALA. Hospitals also are cognizant of infectious disease control and we continue to make them aware of our Full Stop Protection(R) filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens. The RES-Q-VAC(R) is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protection(R). The Company has received a letter from OSHA confirming that the Full Stop Protection(R) falls under the engineering controls of the Blood borne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS, which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC(R) is the only hand-held portable suction system, which meets this requirement.

RES-Q-VAC DISTRIBUTION

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We have begun marketing the new system with a national master distributor and we are in the process of introducing the new offering to the international market with a major distributor in Italy.

OSHA AND CDC REQUIREMENTS

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

COMPETITION FOR THE RES-Q-VAC(R)

We believe that the RES-Q-VAC(R) is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-Vac from Laerdal. The V-Vac is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac before RES-Q-VAC(R) entered the market. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to our design, made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. With additional capital, we believe we will continue to maintain and build market share and gain a significant portion of the electric suction pump market. We believe that the addition of Full Stop Protection(R) substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC(R) provides improved protection for these users.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC(R) and FREEDOM60(R). In the past OEM sales have been as high as 70% of sales (1996). As the company transitioned from OEM sales to our own higher margin proprietary sales, the OEM component has decreased substantially. In 2008 and 2007, contract manufacturing declined in sales from 9.90% in 2007 to 5.35% of sales, in year ended 2008. The Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

We are also in various stages of development of other additional proprietary medical devices. Thus, we have products currently on the market, new products in development to be marketed and long range products to support and enhance future growth. Research and Development efforts have been curtailed as we directed most of our resources to marketing and sales of our existing products.

SALES AND DISTRIBUTION

Freedom60 systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. Gynecological instruments are sold from the corporate offices primarily through repeat business. Distribution channels for the products are those generally common to their respective markets. In recent years our emergency medical products are sold through a wide network of domestic and international distributors in 31 countries.

Over the past year, we have continued to upgrade our EMS RES-Q-VAC(R) distribution channels by selecting key distributors to work with as master distribution outlets. The domestic emergency medical market has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police and emergency services. We have concluded that we can have more effective market penetration with major master distributors who are able to better support our products.

We already have master distributors in United Kingdom, Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We believe that one main distributor will be more predisposed to advertising, promotion, and building the product franchise in each market. In return, we will be able work more closely with the distributors and be able to hold them accountable for the sales in each region.

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

We continue to support both of our main product lines at both National and International trade shows. In November, we exhibited at Medica in Dusseldorf, Germany; the world's largest medical products trade show. In March 2008 we exhibited at the EMS Today Conference & Exposition in Baltimore, NHIA show in Phoenix, AZ, AAAAI in Philadelphia as well as attended a CSL Primer. Currently we are scheduled to attend the October EMS show. We have also have reserved our space for the Medica 2008 trade show scheduled for November 2008.

The table below presents the product mix for the last two fiscal years.

                                           2008         2007
                                        % OF SALES   % OF SALES
                                        ----------   ----------
                Infusion Therapy          55.33%       39.33%
                 Medical Suction          35.16%       44.99%
            Gynecological Instruments      3.14%        5.06%
             Contract Manufacturing        5.35%        9.90%
                      Other                 .08%         .72%

MANUFACTURING AND EMPLOYEES

The Company's employees perform at the Company's facility electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products. Products are assembled using molded plastic parts acquired from several U.S. vendors and one supplier located in Taipei, Taiwan. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

As of February 29, 2008, we employed 22 employees, 14 were assigned to manufacturing operations, 4 to sales and customer support, 1 to administrative functions, 1 to quality assurance functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is also instrumental in sales, marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

Periodically we are subject to inspections and audits by FDA inspectors. During the year ended February 28, 2006, we were subject to a routine QSR review by the FDA. The FDA inspection did not find any violations and no DD483 was issued. As a result of FDA audits, the Company is always subject to further audits and could be impacted by adverse findings.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $63,304 for the year ended February 29, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

One of our sales employees who reigned in 2006 has undertaken a lawsuit which he claims is for commissions earned. Based on the actual sales performance during that time period, we believed this lawsuit was without merit. We agreed to mediation to settle this matter. As a result of this mediation the company agreed to settle with this former employee to avoid additional legal expenses. This settlement is in the amount of $30,000 payable over 20 months and has been recorded in our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 29, 2008.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 29, 2008, 34,829,286 shares were issued and outstanding and there were approximately 1,076 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                                           HIGH      LOW
                                          ------    ------
                    2008 QUARTER ENDED
                    February 29, 2008     $ 0.19    $ 0.07
                    November 30, 2007     $ 0.23    $ 0.09
                    August 31, 2007       $ 0.14    $ 0.05
                    May 31, 2007          $ 0.08    $ 0.04

                    2007 QUARTER ENDED
                    February 28, 2007     $ 0.18    $ 0.09
                    November 30, 2006     $ 0.25    $ 0.08
                    August 31, 2006       $ 0.15    $ 0.07
                    May 31, 2006          $ 0.23    $ 0.09

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 238,095 shares of Repro-Med common stock at $0.40 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.50

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 29, 2008, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-KSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

INVENTORY
Inventories consist of purchased parts and assembled units and are stated at the lower of average cost or market value. Average cost is calculated using a rolling average based upon new purchases and quantities.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory and accruals.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

REVENUE RECOGNITION
In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

STOCK-BASED COMPENSATION
The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the date when the counterparty's performance is complete.

The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EIFT") 96-18, the measurement date of shares issued for service is the date when the counterparty's performance is complete.

RESULTS OF OPERATIONS

2008 vs. 2007

Our net operating profit ending February 29, 2008 is $193,509 as compared to last year which had a loss of $22,136, an overall increase of $215,645. The Net Loss for the year ending February 29, 2008 was $2,499 which represents an increase of $252,222 as compared to last year's net loss of $254,721. Our operating profit was reduced in part due to stock based compensation of $129,968, which included a stock grant to a member of our board of directors for $35,000 who has personally helped secure a loan to allow us to payoff previous financing from a group promissory note holders as of February 21, 2008, as compared with last years stock based compensation of $174,710. During the current year we refinanced our promissory loan which included stock based compensation with a conventional loan at a lower interest rate.

Our total sales increase by $613,099 or 35.3% for the year ended February 29, 2008 to $ 2,347,678 from $1,734,579 in 2007. This increase was led by surge in our Freedom60 product line which increased year over year by 95.2% to $1,312,235 from $672,252. The increase is due to additional sales for use with immune globulin, antibiotics, and to a lesser extent, a price increase which was put into effect towards the last month of this year. We have passed along increases in the cost of our raw materials as they have occurred, but there can be no assurance that we may be able to continue to pass along additional future increases. The Freedom60 is gaining more traction in the market as word of our performance and costs are communicated throughout the industry along with the clarification by Medicare naming the Freedom60 as the only reimbursable pump for Subcutaneous Immune Globulin. . These increases are expected to continue into fiscal year 2009.

Although we committed most of our resources on the Freedom60, our RES-Q-VAC(R) sales also increased by 6.7% to $ 829,329 from $777,226 in part due to the introduction of a new configuration called UTRA and improved sales internationally. We intend to continue to introduce the RES-Q-VAC to the hospital markets, and further our emergency medical sales with the new RES-Q-VAC ULTRA products. We also have begun a new limited marketing initiative for RES-Q-VAC in the nursing home market, dental sales, sales to schools and prisons, and sales to the government and military.

We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60(R) Syringe Infusion System and the RES Q VAC(R) Medical Suction System. This includes mail marketing, telemarketing, trade shows, and increased on site sales calls.

Combined sales of all of our non-core product lines declined by 16.7% due partly to the infrequent ordering patterns of some OEM customers. We do not actively seek OEM business but will accept these contracts when appropriate.

Cost of goods sold increased to $899,978 for year ended February 29, 2008 as compared to $663,507 for the previous year. Gross profit margin for the year ended February 29, 2008 was about the same: 61.7%, as compared with 61.8% for the previous year. Selling, General & Administrative Expenses (SG&A) increased by $136,645 year over year from $993,415 to $1,130,060 due to additional marketing expenses associated with our increase in sales, and a legal settlement of $30,000 to a former employee. Stock based compensation decreased this year to $129,968 from $174,710 in the year ended 2007 as noted above.

Cash interest expense Increased by $8,852 to $70,188 in 2008 from $61,336 in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operating profit for the year ended February 29,2008 was $193,509. Our Net loss was $2,499 which was included non-cash expenses for stock-based compensation of $160,306, employee stock options of $30,338 and depreciation and amortization of $64,189. For the year ended February 29, 2008 Net Cash provided from Operations was $117,614 as compared with using ( $85,591) for the prior year. This change of $203,205 was due primarily to increased sales of $613,099. At the end of fiscal year 2008, the net working capital was ($50,754) due to the reclassification to a current liability of the promissory notes which required stock based compensation to a conventional loan of $400,000.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year however we have initiated these programs now and intend to complete them by the end of our next fiscal year.

On October 11, 2006, in order to satisfy a line of credit and add additional liquidity to the company one of the directors advanced the company $325,000. This note is included in the long-term debt of the company. Together with simple interest of 6% annum with interest due on April 30, 2009. In addition Warrants were issued to acquire 150,000 shares of restricted common stock exercisable at $.10 per share, the director exorcised 600,000 stock options at $.06 per share, the proceeds were used to pay down the loan. On February 21, 2008 these warrants were exercised and the proceeds from this issuance were used to pay down the advance.

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five-year promissory notes pay 2% over prime plus four shares of common stock per year for every year the loan is in place. The loans were fully satisfied by the end of February 2008 and replaced with a straight loan secured with an interest rate set at prime on February 21st, 2008 by a member of our board of directors.

Accounts Receivable, net of reserves, increased at February 29, 2008 to $297,206 as compared to $214,446 for the previous year as a result of our increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 29,2008, 88% of Accounts Receivable were current or less than 30 days past due, 6% were at 30-60 days and 5% were over 61 days.

Prepaid expenses and other receivables Increased $34,082 from $10,310 to $44,392 as a result of advance payment for tradeshows that will be attended in March and April of 2008 and advance payments of business and health insurance premiums

Expenditures for capital equipment in 2008 were $38,558 and patent costs were $7,681 on filings for new products that initiated during the year.

Approximately ten years ago we agreed to rework approximately 13,000 units of a product for an OEM customer order, which was to be completed in prior years. The total additional material and labor cost to complete this rework approximates $612,000 of which we have inventory for the same amount.

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $63,304.19 for the year ended February 29, 2008

We continue to seek funds to enhance our marketing efforts substantially and for other corporate purposes, although there is no assurance that such funding can be obtained, or obtained at terms acceptable to us. Substantial resources have been directed into the marketing efforts during the past year which produced an increase in new RES-Q-VAC(R) customers and new FREEDOM60(R) users. We are aware of the delay between marketing and the resulting sales in our medical markets. Furthermore, new customers tend to purchase smaller initial quantities, and since a major portion of our income stream is derived from the use of disposable supplies, it may take several months for the full impact of new customers to be reflected in our sales performance.

We believe we are continuing to enhance a new customer base for our products. We have experienced an increase in sales and cash flow during this past year. With these increases and the capital we currently have, we will continue to meet or exceed the company's financial goals. If the sales continue to increase at the current rate, which we feel confident of but cannot assure, we believe we will have sufficient resources to meet our financial obligations for the next twelve months from our cash flow alone.

SUBSEQUENT EVENTS

None

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F 1

Balance Sheets                                                              F 2

Statements of Operations                                                    F 4

Statements of Cash Flows                                                    F 5

Statement of Stockholders' (Deficit)                                        F 6

Notes to Financial Statements                                               F 7

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

            Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Repro-Med Systems, Inc.
Chester, NY

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 29, 2008 and February 28, 2007 and the related statements of operations, stockholders deficit and cash flows for each of the years then ended. Repro-Med Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 29, 2008 and February 28, 2007 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Meyler & Company, LLC

June 12, 2008
Middletown, NJ

                                       F 1

                            REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                   FEBRUARY 29,   FEBRUARY 28,
                                                                                       2008           2007
                                                                                   ------------   ------------
                                     ASSETS
CURRENT ASSETS:
      Cash                                                                         $     95,561   $     99,421
      Accounts Receivable less allowance for doubtful accounts of $26,115 and
        $21,950 for 2008 and 2007, respectively                                         297,206        214,446
      Inventory                                                                         551,032        489,738
      Prepaid Expenses                                                                   44,392         10,310
                                                                                   ------------   ------------

   Total Current Assets                                                                 988,191        813,915

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,126,612 and $1,066,329
   for 2008 and 2007, respectively                                                      235,677        220,515

OTHER ASSETS:
      Patents, net of accumulated amortization of $82,590 and $78,675 for 2008
        and 2007, respectively                                                           44,354         40,588
      Goodwill                                                                            8,609          8,609
      Security Deposit                                                                   28,156         54,802
                                                                                   ------------   ------------

Total Other Assets                                                                       81,119        103,999
                                                                                   ------------   ------------

TOTAL ASSETS                                                                       $  1,304,987   $  1,138,429
                                                                                   ============   ============


   The accompanying notes are an integral part of these financial statements.


                                       F 2

                             REPRO-MED SYSTEMS, INC.
                           BALANCE SHEETS (CONTINUED)

                                                                                   FEBRUARY 29,   FEBRUARY 28,
                                                                                       2008           2007
                                                                                   ------------   ------------
                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Note payable to financial institution                                           $    400,000   $         --
   Note payable - current portion                                                        19,293             --
   Notes payable to related parties - current portion                                        --         71,274
   Deferred capital gain - current portion                                               22,481         22,481
   Accounts payable                                                                     342,433        443,440
   Accrued expenses                                                                      53,180         46,179
   Accrued interest                                                                      63,590         44,565
   Current portion of capital lease obligations                                              --            617
   Accrued preferred stock dividends                                                     52,000         44,000
   Accrued payroll and related taxes                                                     18,594          9,408
   Warranty liability                                                                    62,194             --
   Customer deposits                                                                      5,180             --
                                                                                   ------------   ------------

Total Current Liabilities                                                             1,038,945        681,964

OTHER LIABILITIES
   Note payable - less current portion                                                   32,250             --
   Notes payable to related parties - less current portion                              394,000        855,000
   Deferred capital gain less current portion                                           224,815        247,295
                                                                                   ------------   ------------

Total Other Liabilities                                                                 651,065      1,102,295
                                                                                   ------------   ------------

Total Liabilities                                                                     1,690,010      1,784,259

STOCKHOLDERS' DEFICIT

   Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value,
     2,000,000 shares authorized, 10,000 shares issued and outstanding                      100            100
   Common Stock, $0.01 par value, 50,000,000 shares authorized, 34,829,286 and
     31,033,286 issued and outstanding February 29, 2008 and February 28, 2007,
     respectively                                                                       348,293        310,333
   Additional paid-in Capital                                                         2,846,094      2,612,748
   Accumulated deficit                                                               (3,437,510)    (3,427,011)
                                                                                   ------------   ------------
                                                                                       (243,023)      (503,830)
   Less: Treasury Stock, 2,275,000 shares at cost at February 29, 2008 and
     February 28, 2007, respectively                                                   (142,000)      (142,000)
                                                                                   ------------   ------------

   Total Stockholders' Deficit                                                         (385,023)      (645,830)
                                                                                   ------------   ------------

Total Liabilities and Stockholders' Deficit                                        $  1,304,987   $  1,138,429
                                                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                       F 3

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED
                                                               ---------------------------
                                                               FEBRUARY 29,   FEBRUARY 28,
                                                                   2008           2007
                                                               ------------   ------------
NET SALES                                                      $  2,347,678   $  1,734,579

Costs and Expenses
   Cost of goods sold                                               899,978        663,507
   Selling, general and administrative                            1,130,060        993,415
   Research and development                                          59,932         42,033
   Depreciation and amortization                                     64,199         57,760
                                                               ------------   ------------
Total Costs and Expenses                                          2,154,169      1,756,715
                                                               ------------   ------------

Net Operating Profit (Loss)                                         193,509        (22,136)

Other Income/(Expenses)
   Interest expense                                                (200,156)      (236,046)
   Interest and other income                                          4,148          3,461
                                                               ------------   ------------
Total other Income/(Expenses)                                      (196,008)      (232,585)

   LOSS BEFORE PROVISION FOR INCOME TAXES                            (2,499)      (254,721)

   Provision for Income Taxes                                            --             --
                                                               ------------   ------------

   NET LOSS                                                          (2,499)      (254,721)

Preferred stock dividends                                             8,000          8,000
                                                               ------------   ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS'                     $    (10,499)  $   (262,721)
                                                               ============   ============

NET LOSS PER COMMON SHARE AVAILABLE TO COMMON STOCKHOLDERS'    $      (0.01)  $      (0.01)
                                                               ============   ============

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    32,677,223     29,872,541
                                                               ============   ============

   The accompanying notes are an integral part of these financial statements.

                                       F 4

                             REPRO-MED SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED
                                                                               ---------------------------
                                                                               FEBRUARY 29,   FEBRUARY 28,
                                                                                   2008           2007
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                    $     (2,499)  $   (254,721)
   Adjustments to reconcile net loss to net cash from operating activities:
      Stock based Compensation                                                       30,338        174,710
      Interest expense paid with common stock and options                           129,968             --
      Amortization of prepaid consulting                                              4,000          2,666
      Depreciation and amortization                                                  64,198         57,760
      Deferred capital gain - building lease                                        (22,480)       (22,481)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                    (82,760)       (66,867)
      (Increase) decrease in inventory                                              (61,294)      (142,346)
      (Increase) decrease in prepaid expenses                                       (38,082)        27,206
      Increase (decrease) in accounts payable                                       (41,007)       136,195
      Increase (decrease) in accrued payroll and related taxes                        9,186         (7,622)
      Increase (decrease) in accrued expenses                                         7,001              7
      Increase (decrease) in accrued preferred stock dividends                        8,000          8,000
      Increase (decrease) in warranty liability                                      62,194             --
      Increase (decrease) in customer deposits                                        5,180             --
      Increase (decrease) in security deposits                                       26,646             --
      Increase (decrease) in accrued interest                                        19,025          1,902
                                                                               ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              117,614        (85,591)

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for property and equipment                                           (38,558)       (12,777)
      Payments for patents                                                           (7,681)        (2,415)
                                                                               ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                               (46,239)       (15,192)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable to bank on Demand                                        --       (198,553)
      Proceeds from note payable to financial institution                           400,000             --
      Payments on note payable                                                         (344)            --
      Proceeds from note payable to related parties                                      --        389,440
      Payments on notes payable to related parties                                 (486,274)
      Payments on capitalized lease obligations                                        (617)        (9,436)
      Preferred stock dividends                                                      (8,000)        (8,000)
                                                                               ------------   ------------
NET CASH PROVIDED (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (75,235)       173,451

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (3,860)        72,668
CASH BEGINNING OF YEAR                                                               99,421         26,753
                                                                               ------------   ------------
CASH END OF YEAR                                                               $     95,561   $     99,421
                                                                               ============   ============
Supplemental Information
Cash paid during the year for:
   Interest                                                                         $    --         68,868
Non-Cash activities
   Issuance of 200,000 shares of common stock for consulting contract                    --         12,000
   Purchase of equipment with a note payable                                         36,887             --
   Exercise of warrants and options as payment on note payable to individual         51,000             --
   Issuance of common stock to settle accounts payable                               60,000             --

   The accompanying notes are an integral part of these financial statements.

                                       F 5

                            REPRO-MED SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
           For the Years Ended February 29, 2008 and February 28 2007

                                         PREFERRED STOCK      COMMON STOCK
                                         ---------------  ---------------------    PAID-IN     ACCUMULATED   TREASURY
                                         Shares   Amount    Shares      Amount     CAPITAL       DEFICIT       STOCK       TOTAL
                                         ------   ------  ----------  ---------  -----------  ------------  ----------  ----------
BALANCE, FEBRUARY 28, 2006               10,000   $  100  29,012,286  $ 290,123  $ 2,446,248  $ (3,164,290) $ (142,000) $ (569,819)

Preferred stock dividends                                                                           (8,000)                 (8,000)

Issuance of common Stock in connection
  with obtaining loan financing at
  $0.06 to $0.11 per Share                                 1,617,000     16,170      139,700                               155,870

Issuance of common stock to consultants
  consultants at $0.06 to $0.11 per share                    204,000      2,040       16,800                                18,840

Issuance of common stock to consultants
  consultants at $0.06 per share                             200,000      2,000       10,000                                12,000

Net loss for the year ended February
  28, 2007                                                                                        (254,721)               (254,721)
                                         ------   ------  ----------  ---------  -----------  ------------  ----------  ----------
BALANCE, FEBRUARY 28, 2007               10,000      100  31,033,286    310,333    2,612,748    (3,427,011)   (142,000)   (645,830)

Preferred stock dividends                                                                           (8,000)                 (8,000)

Issuance of common stock in connection
  with obtaining loan financing at
  $0.04 per Share                                          1,592,000     15,920       55,260                                71,180

Fair value of stock options issued and
  exercisable                                                                         45,966                                45,966

Issuance of common stock to
  consultants at $0.04 per share                             204,000      2,040        6,120                                 8,160

Exercise of 600,000 employee stock
  options at $.06                                            600,000      6,000       30,000                                36,000

Exercise of 150,000 shares from
  warrants at $.10                                           150,000      1,500       13,500                                15,000

Issuance of common stock for guarantee
  of loan at $.05 per share                                  500,000      5,000       30,000                                35,000

Issuance of common stock for settlement
  of legal fees at $.08 per share                            750,000      7,500       52,500                                60,000

Net loss for year ended February
  29, 2008                                                                                          (2,499)                 (2,499)
                                         ------   ------  ----------  ---------  -----------  ------------  ----------  ----------

BALANCE, FEBRUARY 29, 2008               10,000   $  100  34,829,286  $ 348,293  $ 2,846,094  $ (3,437,510) $ (142,000) $ (385,023)
                                         ======   ======  ==========  =========  ===========  ============  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                       F 6

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

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

         INVENTORY

         Inventories consist of purchased parts and assembled units and are stated at the lower of average cost or market value. Average cost is calculated using a rolling average based upon new purchases and quantities.

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

         At February 28, 2008, the Company has net operating loss carry forwards of approximately $3,200,000, which expire through 2027. Since the Company has generated significant operating losses, a deferred tax asset of approximately $962,000 has been offset by a valuation allowance of 962,000.

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

                                       F 7

                            REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

         REVENUE RECOGNITION

         In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectibility of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

         STOCK-BASED COMPENSATION

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

                                       F 8

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial position or results of operations of the Company.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

         In December 2007, the FASB issued SFAS No. 141R, BUSINESS COMBINATIONS. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

         Reclassification
         Certain amounts in the 2007 Financial Statements have been reclassified to conform to the presentation used in the 2008 Financial Statement.

                                       F 9

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 3   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                                      February 29   February 28
                                                          2008          2007
                                                      -----------   -----------
         Raw materials                                $   426,587   $   344,348
         Work in progress                                  56,992        47,042
         Finished goods                                    67,453        98,348
                                                      -----------   -----------
                                                      $   551,032   $   489,738
                                                      ===========   ===========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                      February 29   February 28   Estimated Useful
                                                          2008          2007            Lives
                                                      -----------   -----------   ----------------
         Furniture and office equipment               $   413,247   $   346,482         5 years
         Manufacturing equipment and tooling              949,042       940,362      7-12 years
                                                      -----------   -----------
                                                        1,362,289     1,286,844

         Less: accumulated amortization and
           depreciation                                 1,126,612     1,066,329
                                                      -----------   -----------

         Property and Equipment, Net                  $   235,677   $   220,515
                                                      ===========   ===========

NOTE 5   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 8 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2009.

         Additionally, during the year ended February 29, 2007, the President made short term advances to the Company for working capital secured by accounts receivable of the Company aggregating $69,274. These advances were repaid during the fiscal year ending February 29, 2008. The company also owes $2,000 to the former Controller of the Company.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $22,500 for the years ended February 29, 2008 and February 28, 2007. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

                                      F 10

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 6   NOTE PAYABLE TO FINANCIAL INSTITUTION

         On February 21, 2008, the Company borrowed $400,000 from a financial institution under a revolving loan agreement. The loan does not specify a maturity date and is due on demand. The loan was personally guaranteed by a director of the Company. The loan bears interest at the rate of 4.75% per annum.

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

                                                            February 28,
                                                                2007
                                                            ------------

         Total minimum lease payments                       $        650
         Less: amounts representing interest                          35
                                                            ------------
            Net minimum lease payments                               617
         Less: current portion                                       617
                                                            ------------
         Long-term portion                                  $          0
                                                            ============

NOTE 8   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                                       February 29   February
                                                                           2008        2007
                                                                       -----------   --------
         In April 2004, the Company borrowed $25,000 from three
         individuals, including $10,000 from the President, at 2%
         over the prime-lending rate. These loans mature June 30,
         2008. As an additional incentive to make the loans, the
         Company agreed to grant one share of its common stock for
         each dollar of indebtedness outstanding at each calendar
         quarter. During the year ended February 29, 2008, the
         President was repaid the $10,000                              $    15,000   $ 25,000

         During the period February 2004 to May 2005, the Company
         borrowed $405,000 from several individuals. These loans
         mature between March 30, 2009 and 2010 and bear interest at a rate of 2% over the prime-lending rate. As incentive to
         make the loans, the Company agreed to grant 4 shares of its common stock immediately to each of the note holders and,
         commencing on the yearly anniversary date, four shares of
         common stock for each dollar of unpaid principal. The loans
         were repaid on February 21, 2008.                                      --    405,000

         The President of the Company has loaned the Company,
         $100,000 at 8% interest. The loan is unsecured and matures
         March 30, 2009.                                                   100,000    100,000

                                      F 11

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 8   LONG-TERM DEBT (CONTINUED)

                                                                       February 29   February
                                                                           2008        2007
                                                                       -----------   --------
         In October, 2006, the Company borrowed $325,000 from a
         Director of the company, at 6% interest per annum. This
         loan matures April 30, 2010. In addition to the interest
         the holder is issued Warrants' to acquire 150,000 shares of restricted common stock at $.10 per share. The Warrants
         vest immediately. On February 21, 2008, the Director
         exercised the warrants and stock options granted in June 2007 and, as consideration for the stock received, reduced the
         loans outstanding.                                                294,000    325,000

         In January 2008, the Company entered into an installment
         loan arrangement to purchase a vehicle. The loan bears
         interest at the rate of 6.735% and is payable in 84 monthly installments of $552. The loan is secured by the vehicle.
                                                                            36,543         --
                                                                       -----------   --------
                                                                           445,543    530,000
         Less current portion                                               19,293         --
                                                                       -----------   --------
         Long-term portion                                             $   426,250   $530,000
                                                                       ===========   ========

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

NOTE 9   STOCKHOLDERS' EQUITY

         Between March and May 2006, the Company issued 1,617,000 shares of its common stock in connection with obtaining loan financing at $0.06 to $0.11 per share. (See Note 8 to Financial Statements.)

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

         Between March and May 2007, the company issued 1,592,000 shares of its common stock in connection with obtaining loan financing at $0.04 per share. (See Note 8 to Financial Statements.)

         Between March and May 2007, the Company issued 204,000 shares to consultants at $0.04 per share.

                                      F 12

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 9   STOCKHOLDERS' EQUITY (CONTINUED)

         On June 6, 2007, the Company issued 4,360,000 stock options at $0.06 per share which was equivalent to the market price at the date of grant. Of the 4,360,000 options issued, 1,690,000 options vested immediately and 890,000 options vested each year for the succeeding three years. The fair value of the vested options aggregated $120,966 and $45,966 was recorded in the statement of operations. The balance of $75,000 will be amortized over the next three years.

         On February 20, 2008, 600,000 stock options at an exercise price of $0.06 per share were exercised by a director. The consideration for the option was considered a reduction of a Company Note payable to the director.

         On February 20, 2008, 150,000 warrants at an exercise price of $0.10 per share were exercised by a director. The consideration for the warrants was considered a reduction of a Company Note payable to the director.

         On February 21, 2008, the Company issued 500,000 shares of the Company common stock to a Director for guaranteeing a loan from a financial institute aggregating $400,000. The stock was valued at $0.07 per share.

         On February 28, 2008, the Company issued 750,000 shares of its common stock at $0.08 per share in settlement of $60,000 of legal obligation. The charge was a reduction of accounts payable.

         All of the qualified and non-qualified options existing under the company's qualified and non-qualified options plans have expired at February 28, 2007.

NOTE 10  STOCK OPTIONS

         On June 6, 2007, the Board of Directors approved the issuance of 4,360,000 stock options to key employees and directors of the Company. The options have an expiration date of 5 years from the date of grant and an exercise price of $0.06 per share. Of the 4,360,000 stock options granted, 1,690,000 vested immediately and 890,000 stock options vest each succeeding year for three consecutive years.

         The following table summarizes the company's stock options:

                                                                Average   Weighted      Weighted
                                        Options     Exercise   Exercise   Average        Average
                                      Outstanding     Price      Price      Life     Exercise Price
                                      -----------   --------   --------   --------   --------------
         Balance, February 28, 2007            --         --         --         --               --
         Granted                        4,360,000   $   0.06   $   0.06        3.0   $         0.06
         Exercised                        600,000       0.06       0.06
         Cancelled                             --         --         --         --               --
                                      -----------   --------   --------   --------   --------------
         Balance, February 29, 2008     3,760,000   $   0.06   $   0.06        3.0   $         0.06
                                      ===========   ========   ========   ========   ==============

         The fair value of the option calculated using the Black-Scholes pricing model aggregated $120,966. The amount recorded in the Statement of Operations for the 1,690,000 options, which vested immediately, was $45,966. The balance of the expense will be recorded in the succeeding 3 years at $25,000 per year.

                                      F 13

                             REPRO-MED SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2008 and February 28, 2007

NOTE 10  STOCK OPTIONS (CONTINUED)

         The fair value of the options was calculated using the following factors and the Black-Scholes pricing model:

         Risk free rate                      2.4%
         Volubility                        96.16%
         Expected life                       1.5 years
         Dividend yield                        0%

NOTE 11  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

         On February 25, 1999, the Company entered into a sale-leaseback arrangement whereby the Company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of 20 years. The leaseback is accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and is amortized to income in proportion to rental expense over the term of the related lease.

         At February 29, 2008 minimum future rental payments are:

                     Year          Minimum Rental Payments
                     ----          -----------------------
                     2009                 $  120,000
                     2010                    120,000
                     2011                    120,000
                     2012                    120,000
                     2013                    120,000
                     thereafter              845,000
                                          ----------
                                          $1,445,000
                                          ==========

         Rent expense for the year ended February 29, 2008 aggregated $120,000.

NOTE 12  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $62,000. The provision has been recorded in the Company's financial statements.

                                      F 14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer, or CFO, and the Chief Operating Officer, or COO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 29, 2008. Based on that evaluation, our management, including our CEO/CFO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO and COO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth-certain information with respect to the Executive Officers and Directors:

   Name                               Age            Position/Held Since
   ----                               ---            -------------------

   Andrew I. Sealfon                  62             President 1980,
                                                     Treasurer 1983,
                                                     Chairman 1989,
                                                     Director 1980,
                                                     CEO 1986

   Paul Mark Baker                    57             Director 1991

   Nathan Blumberg                    73             Director 2000

   Remo Spagnoli                      78             Director 1993

   Ronald Tortorella                  56             Chief Operating Office 2001

Mr. Sealfon is deemed a "parent" and "promoter" as those terms are defined under the Securities Act of 1933 as amended.

All directors hold office until the next annual meeting of shareholders or until there successors are elected. Executive Officers hold officer at the discretion of the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $116,757 in salary from Repro-Med during the fiscal year ended February 29, 2008. Mr. Sealfon had been granted incentive stock options, which were issued on June 6, 2007, in Repro-Med under its Stock Option Agreement.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                              Summary Compensation
                              --------------------

   Name & Position           Year             Salary               Other *
   ---------------           ----             ------               -----

   Andrew I. Sealfon,        2007             $116,757               --
   President                 2006             $112,266               --
                             2005             $119,750               --

* Other compensation includes car allowance (not itemized here).

   Table of aggregated options exercised in the fiscal year and option values at year-end February 2008:

                                                              Value of
                                             Number of      Unexercised
                                            Unexercised     In-the-Money
                      Shares                 Options at       Options
                     Acquired                 Year-end      at Year-end
                        On        Value    Exercisable /    Exercisable/
Name of Individual   Exercise   Realized   Unexercisable   Unexercisable
------------------   --------   --------   -------------   -------------

A. I. SEALFON
Exercisable              0          0         500,000            $0
Unexercisable            0          0               0            $0

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

(4) Dr. Blumberg was issued 50,000 shares through an agreement between Princeton Research and Repro-Med Systems, Inc., which called for a total issue of 230,000 shares of stock in exchange for services rendered.

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

Certain shares and/or options which have been disclosed above were issued to officers, directors, or 10% share holders. The Company has reminded each of said directors to file an SEC Form 3 4, or 5 as applicable, with respect to such stock issuances or option grants. The said Company's officers and directors have not yet filed their SEC Forms 4 or 5 to reflect the shares or options that they have received.

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

ITEM 13. ACCOUNTANTS FEES AND SERVICES

The following is a summary of the fees billed to us by Meyler & Company, LLC, our independent auditors, for professional services rendered for the fiscal years ended February 28, 2008 and February 28, 2007:

             FEE CATEGORY       FISCAL 2008 FEES   FISCAL 2007 FEES

               Audit Fees (1)        $38,000            $30,000

      (1) Audit fees, including those for our wholly-owned subsidiary, Repro-Med Europe, consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2008 and February 28, 2007, respectively. All Other Fees consist of aggregate fees billed for products and services provided by Meyler & Company, LLC other than those disclosed above. These fees related to the preparation of the 10Qs.

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

ITEM 14 INTERNAL CONTROLS

After an internal review of our internal control procedures, we determined that we had certain deficiencies for which we have taken corrective action by replacing a senior member of our accounting staff, and by seeking outside an consulting relationship to provide management with additional oversight of accounting operations.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated: June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                    June 13, 2008
--------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer, Chief Financial Officer

/s/ Dr. Nathan Blumberg                                  June 13, 2008
--------------------------
Dr. Nathan Blumberg, Director

/s/ Dr. Paul Mark Baker                                  June 13, 2008
--------------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli                                        June 13, 2008
--------------------------
Remo Spagnoli, Director