Form 10QSB
period 2008-05-31
REPRO MED SYSTEMS INC
filed 2008-07-21
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
1934

         For the quarterly period ended                    MAY 31, 2008
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
Yes ( X ) No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at May 31, 2008
               -----                            ---------------------------
   Common stock, $.01 par value                      34,829,286 shares

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  Financial Statements

         Balance Sheets - May 31, 2008 (Unaudited) and
         February 29, 2008 .................................................   3

         Statements of Operations (Unaudited) - for the three months
         Ended May 31, 2008 and 2007 .......................................   5

         Statements of Cash Flows (Unaudited) - for the three months
         Ended May 31, 2008 and 2007 .......................................   6

         Notes to Financial Statements .....................................   8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   9

PART II

ITEM 1.  Legal Proceedings .................................................  15

ITEM 2.  Changes in Securities and Use of Proceeds .........................  15

ITEM 3.  Defaults Upon Senior Securities ...................................  15

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  16

ITEM 5.  Other Information .................................................  16

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  16

ITEM 7.  Internal Controls and Procedures ..................................  16

                                 REPRO-MED SYSTEMS, INC.
                                     BALANCE SHEETS
                                                               MAY 31,      FEBRUARY 29,
                                                                2008           2008
                                                             -----------    -----------
                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
   Cash ..................................................   $   133,315    $    95,561
   Accounts Receivable less allowance for doubtful
    accounts of $24,935 and $26,115 at May 31, 2008 and
    February 29, 2008, respectively ......................       325,607        297,206
   Inventory .............................................       574,704        551,032
   Prepaid Expenses ......................................        35,307         44,392
                                                             -----------    -----------

      Total Current Assets ...............................     1,068,933        988,191

PROPERTY & EQUIPMENT, less accumulated depreciation of
 $1,143,570 and $1,126,612 at May 31, 2008 and
 February 29, 2008, respectively .........................       218,719        235,677

OTHER ASSETS:
   Patents, net of accumulated amortization of $83,788 and
    $82,590 at May 31, 2008 and February 29, 2008,
    respectively .........................................        42,640         44,354
   Goodwill ..............................................         8,609          8,609
   Security Deposit ......................................        28,156         28,156
                                                             -----------    -----------

Total Other Assets .......................................        79,405         81,119
                                                             -----------    -----------

TOTAL ASSETS .............................................   $ 1,367,057    $ 1,304,987
                                                             ===========    ===========

       The accompanying notes are an integral part of these financial statements.

                                 REPRO-MED SYSTEMS, INC.
                               BALANCE SHEETS (CONTINUED)
                                                               MAY 31,      FEBRUARY 29,
                                                                2008           2008
                                                             -----------    -----------
                                                             (UNAUDITED)
                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Note payable to financial institution .................   $   398,306    $   400,000
   Note payable - current portion ........................         4,025          4,293
   Notes payable to related parties - current portion ....        15,000         15,000
   Deferred capital gain - current portion ...............        22,481         22,481
   Accounts payable ......................................       333,241        342,433
   Accrued expenses ......................................        64,906         53,180
   Accrued interest ......................................        65,890         63,590
   Accrued preferred stock dividends .....................        52,000         52,000
   Accrued payroll and related taxes .....................        20,104         18,594
   Warranty liability ....................................        62,194         62,194
   Customer deposits .....................................             -          5,180
                                                             -----------    -----------

Total Current Liabilities ................................     1,038,147      1,038,945

OTHER LIABILITIES
   Note payable - less current portion ...................        31,544         32,250
   Notes payable to related parties - less current portion       394,000        394,000
   Deferred capital gain less current portion ............       219,195        224,815
                                                             -----------    -----------

Total Other Liabilities ..................................       644,739        651,065
                                                             -----------    -----------

Total Liabilities ........................................     1,682,886      1,690,010

STOCKHOLDERS' DEFICIT
   Preferred Stock, 8% cumulative, liquidation value
    $100,000, $0.01 par value, 2,000,000 shares
    authorized, 10,000 shares issued and outstanding at
    May 31, 2008 and February 29, 2008 ...................           100            100
   Common Stock, $0.01 par value, 50,000,000 shares
    authorized, 34,829,286 shares issued and outstanding
    at May 31, 2008 and February 29, 2008 ................       348,293        348,293
   Additional paid-in Capital ............................     2,850,504      2,846,094
   Accumulated deficit ...................................    (3,372,726)    (3,437,510)
                                                             -----------    -----------

                                                                (173,829)      (243,023)
   Less: Treasury Stock, 2,275,000 shares at cost at
    May 31, 2008 and February 29, 2008 ...................      (142,000)      (142,000)
                                                             -----------    -----------

      Total Stockholders' Deficit ........................      (315,829)      (385,023)
                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit ..............   $ 1,367,057    $ 1,304,987
                                                             ===========    ===========

       The accompanying notes are an integral part of these financial statements.

                                 REPRO-MED SYSTEMS, INC.
                          STATEMENTS OF OPERATIONS (UNAUDITED)
                                                            FOR THE THREE MONTHS ENDED
                                                           ----------------------------
                                                              MAY 31,         MAY 31,
                                                               2008            2007
                                                           ------------    ------------
NET SALES ..............................................   $    699,976    $    397,417

Costs and Expenses
   Cost of goods Sold ..................................        248,715         199,606
   Selling, general and administrative .................        353,412         261,504
   Research and development ............................          3,305          13,753
   Depreciation and amortization .......................         18,156          16,061
                                                           ------------    ------------
Total Costs and Expenses ...............................        623,588         490,924
                                                           ------------    ------------

Net Operating Income (Loss) ............................         76,388         (93,507)

Other Income (Expenses)
   Interest Expense ....................................        (11,604)        (85,525)
   Interest and Other Income ...........................              -             512
                                                           ------------    ------------
Total Other Income (Expenses) ..........................        (11,604)        (85,013)
                                                           ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ........         64,784        (178,520)

   PROVISION FOR INCOME TAXES ..........................              -               -
                                                           ------------    ------------

NET INCOME  (LOSS) .....................................         64,784        (178,520)

PREFERRED STOCK DIVIDENDS ..............................              -               -
                                                           ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS' ....   $     64,784    $   (178,520)
                                                           ============    ============

NET INCOME (LOSS) PER COMMON SHARE AVAILABLE TO
 COMMON STOCKHOLDERS' ..................................   $       0.01    $      (0.01)
                                                           ============    ============

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..........     34,829,286      32,193,090
                                                           ============    ============

       The accompanying notes are an integral part of these financial statements.

                                 REPRO-MED SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                               MAY 31,         MAY 31,
                                                                2008            2007
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ( Loss) ..................................      $  64,784       $(178,520)
   Adjustments to reconcile net income (loss) to net
    cash from operating activities:
      Stock based compensation .........................              -          68,840
      Interest charged to additional paid-in capital ...          4,410               -
      Depreciation and amortization ....................         18,156          16,061
      Deferred capital gain - building lease ...........         (5,620)         (5,620)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .......        (28,401)         32,930
      (Increase) decrease in inventory .................        (23,672)         27,822
      (Increase) decrease in prepaid expenses ..........          9,085         (15,308)
      (Increase) decrease in security deposits .........              -          26,646
      Increase (decrease) in accounts payable ..........         (9,192)           (205)
      Increase (decrease) in accrued expenses ..........         11,726           9,734
      Increase (decrease) in accrued interest ..........          2,300           2,162
      Increase (decrease) in accrued payroll and related
       taxes ...........................................          1,510           8,977
      Increase (decrease) in customer deposits .........         (5,180)              -
                                                              ---------       ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....         39,906          (6,481)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property and equipment .................              -          (1,856)
   Reduction in patents ................................            516               -
   Payments for patents ................................              -          (2,760)
                                                              ---------       ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....            516          (4,616)



       The accompanying notes are an integral part of these financial statements.

                                 REPRO-MED SYSTEMS, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                               MAY 31,         MAY 31,
                                                                2008            2007
                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on note payable to financial institution      $  (1,694)      $       -
   Payments on note payable ............................           (974)              -
   Payments on note payable to related parties .........              -          (4,251)
   Payments on capitalized lease obligations ...........              -            (617)
                                                              ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES ..................         (2,668)         (4,868)

NET INCREASE (DECREASE) IN CASH ........................         37,754         (15,965)
CASH BEGINNING OF YEAR .................................         95,561          99,421
                                                              ---------       ---------
CASH END OF YEAR .......................................      $ 133,315       $  83,456
                                                              =========       =========


Supplemental Information
Cash paid during the year for:

   Interest ............................................      $   4,894       $  16,685

       The accompanying notes are an integral part of these financial statements.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008

BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of May 31, 2008 and for the three months ended May 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2008 and the results of operations and cash flows for the three months ended May 31, 2008 and 2007. The results of operations for the three months ended May 31, 2008, are not necessarily indicative of the results to be expected for the year ending February 28, 2009. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 29, 2008, as filed with the Securities and Exchange Commission on Form 10-KSB.

STOCKHOLDERS' EQUITY/NOTES PAYABLE TO RELATED PARTIES

During the three months ended May 31, 2008, $4,410 of interest accruing on a note payable to related party was charged to additional paid-in capital.

RECLASSIFICATIONS

Certain amounts in the February 29, 2008 and May 31, 2007, financial statements have been reclassified to conform to the presentation used in the May 31, 2008, financial statements.

PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED MAY 31 2008 VS. 2007
---------------------------------------

Net profit for the quarter ended May 31, 2008 is $64,784 as compared to a loss of $178,520 for the same quarter in 2007 and represents a total improvement of $243,304 (136%) quarter over quarter. This improvement resulted from an overall increase in sales quarter over quarter of 76% from $397,417 to $699,976 and stock based compensation which was paid in the previous year's quarter of $68,840 which was fully paid off before February 29, 2008 and therefore was not incurred during the current quarter.

Sales of the FREEDOM60(R) Syringe Infusion System and related accessories increased 146% domestically in the first quarter ending May 31, 2008 as compared to the same period in 2007. This continued increase is due to the sales for use with immune globulin and antibiotics. It is also assisted by the improved word of the Freedom60 performance and cost benefits spreading through out the industry. Sales of RES-Q-VAC(R) and related accessories increased overall 39% in the current quarter over previous quarter from $142,787 to $198,692. Much of the RES-Q-VAC increase was due to a solid improvement of 73% in international sales which occurred during this period.

Our Gross Profit margin for the current quarter was 64% as compared with last year's quarter of 49%. This improvement is primarily due to increased sales improving our efficiency and is in line with the 61.7% reported in our annual report for the year ending February 29, 2008. Selling, General and Administrative Expense (SG&A) increased by $91,908 from $261,504 to $353,412 quarter over quarter 2008 vs. 2007 due to increased marketing including advertising, trade shows and travel expenses. Research and Development decreased by $10,448 primarily from timing issues related to a quarterly report.

Interest expense decreased $5,081 to $11,604 from $16,685 as a result of the company paying off high interest stock based compensation which was replaced with a significantly lower interest simple loan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net profit for the quarter ended May 31, 2008 was $64,784 as compared to a loss of $178,520 for the same quarter in 2007 primarily as result of our improved sales performance. For the Quarter ending May 31,2008. Net Cash from Operations was $39,907 as compared with $(6,481) for the prior year. This increase is due primarily to increased sales and certain cost controls related to Selling and General and Administrative Expense.

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

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five-year promissory notes paid 2% over prime plus four shares of common stock per year for every year the loan was in place. The loans were fully satisfied by the end of February 2008 and replaced with a simple loan secured with an interest rate set at prime on February 21st, 2008.

We believe we are continuing to enhance a new customer base for our products. We have experienced an increase in sales and cash flow during this past quarter and past year. With these increases and the capital we currently have, we will continue to meet or exceed the company's financial goals. If the sales continue to increase at the current rate, which we feel confident of but cannot assure, we believe we will have sufficient resources to meet our financial obligations for the next twelve months from our cash flow alone.

FREEDOM60(R)
------------

The FREEDOM60 uses an innovative "engine" to create a constant pressure drive system which we believe results in substantially greater safety, reliability, and an overall higher quality infusion than other devices on the market - all at a lower cost. The basic drive mechanism used in the FREEDOM60 represents the first of a line of products, which we intend to develop to broaden the product applications and appeal.

FREEDOM60(R) uses rate-controlled tubing with standard slide clamp and luer disc connector on the patient end. Our patented luer disc connector insures that only the Company's FREEDOM60(R) tubing sets will function with the pump. Non-conforming tubing sets, without the patented connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient. Repro-Med Systems' objective is to build a product franchise with FREEDOM60(R) and the sale of patented disposable tubing sets.

Proprietary technology employed in the FREEDOM60 uses constant pressure to administer drugs. FREEDOM60 avoids an important problem faced by electronic pumps currently on the market which employ constant flow mechanisms that result in potentially dangerous, high pressures placed on indwelling catheters or subcutaneous needles placed under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps will generate extremely high pressures exceeding 70psi before the over pressure system will activate. Also with these systems, the alarm can be falsely triggered, and the administration halted until a health professional can verify that the infusion is in fact safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required.

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

The FREEDOM60(R) is used for the treatment of Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. Also due to its safe, limited and controlled pressure system, the Freedom60 adjusts automatically to the patient's needs providing a reliable and comfortable administration for these patients.

We have surmised and have recently confirmed anecdotally that the Freedom60 system because of its constant safe pressure design is the ideal technology to infuse IgG medication regardless of cost. IgG is quite viscous, and the Freedom60 will adjust automatically to patient tissue saturation, preventing complications at the administration sites which include pain, swelling, redness and possible tissue damage. Competitive electronic devices, which are also used for this indication, generally deliver higher and quite possibly harmful pressures, and will reach occlusion pressures, which will frequently cause the electronic pumps to shut down prior to completing the drug delivery.

For routine intravenous deliveries, the FREEDOM60(R) provides a high-quality delivery to the patient at costs similar to a gravity drip system and is targeted for the home health care industry, patient emergency transportation, and for any time a safe, consistent, and low-cost infusion is required.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The primary market for the FREEDOM60 is the home care patient. For home care, the FREEDOM60 is ideal because it is completely portable, lightweight and easy-to-use. The mechanical pump acts on a 60cc syringe and is cost effective and maintenance free. It requires no electric, no batteries and no cumbersome IV pole. For the infusion professional, FREEDOM60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510k Pre-market Notification for the design of the FREEDOM60 as a Class II device was approved by the FDA in May 1994.

We continue to expand the application in home care for the Freedom60 for the treatment of Primary Immune Deficiency using a subcutaneous administration of immune globulin better known as SCIG therapy. This disease may affect some 500,000 people in the USA and is reportedly under diagnosed. Previously IgG was solely administered using a conventional intra-venous system, however; the subcutaneous route of administration has seen increased usage over the past year with the introduction of an FDA approved IgG for this application. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route.

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

The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and generates approximately $4.5 Billion in revenue annually. (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care and nursing home market.

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60 SALES

The ambulatory market has been rapidly changing due to reimbursement issues. The denial of insurance reimbursement has drastically reduced the market share of high-end competitors with electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). We challenged the previous Freedom60 reimbursement for Medicare by requesting a coding verification for the Freedom60 with the Centers for Medicare and Medicaid services (CMS). The Freedom60 was reclassified by CMS on May 21, 2007 for use under code E0779 which increases the reimbursement for the Freedom60 for all billable syringe pump applications approved by Medicare. In June 2007 Medicare issued a letter of clarification stating in part:

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

DISTRIBUTION CHANNELS FOR THE FREEDOM60

We have qualified and trained a new distributor in Finland who plans to engage other sub-distributors for sales of the Freedom60 in Scandinavia. They have placed their first order, and we are making arrangements to further train their staff and the other sub-distributors in that region. We also have been informed that the Freedom60 has been approved in Peru and we will begin training a distributor in that country as well.

We have engaged the services of an experienced infusion marketing person to assist us in setting up distribution channels in the United States and abroad. He is a seasoned professional who is assisting us to find, qualify and train regional distributors in the infusion market.

RES-Q-VAC(R)
------------

The RES-Q-VAC(R) Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC(R) reduce the risk of contaminating the health professional and the general public from infectious diseases such as HIV and SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

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

A critical component and advantage of the RES-Q-VAC(R) is the Full Stop Protection(R), (FSP(R)) a recently patented filtering system that prevents both leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects healthcare providers as well as the general public from potential exposure to disease and contamination.

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

TRADE SHOWS
-----------

In this quarter ended May 31, 2008, we attended numerous tradeshows for Freedom60 including NHIA (National Home Infusion Association) from March 9 to 11 held in Phoenix, AZ and AAAAI (American Academy of Allergy, Asthma and Immunology) from March 15 to 17 held in Philadelphia. We also met with nurses in Philadelphia for a training session March 28 and 29 and with Critical Care in April about the Freedom60 and its use with subcutaneous administration of immunoglobulin. During this time we also made plans to attend Medica in Dusseldorf, Germany from November 19 to 22.

For RES-Q-VAC we attended EMS Today in Baltimore from March 28 to 30.


PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

One of our sales employees who reigned in 2006 had undertaken a lawsuit in which he claimed was for commissions earned. Based on the actual sales performance during that time period, we believed this lawsuit was without merit. However, we agreed to mediation to settle this matter and avoid additional legal expenses. A settlement was negotiated in the amount of $30,000 payable over 20 months and has been recorded in our financial statements during the year ended February 29, 2008.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2008.


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


ITEM 7. INTERNAL CONTROLS AND PROCEDURES
----------------------------------------

Evaluation of Disclosure Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer, or CFO, and the Chief Operating Officer, or COO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2008. Based on that evaluation, our management, including our CEO/CFO and COO, concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO and COO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

         There has been a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We determined that we had certain deficiencies for which we have taken corrective action by replacing a senior member of our accounting staff, and by seeking an outside consulting relationship to provide management with additional oversight of accounting operations.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                July 21, 2008
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer