Form 10-Q
period 2008-08-31
REPRO MED SYSTEMS INC
filed 2008-10-15
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 2008

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission File Number 0-12305

                             REPRO-MED SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            New York                                      13-3044880
            --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

24 Carpenter Road, Chester New York                         10918
-----------------------------------                         -----
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (845) 469-2042


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   [ ] Yes    [X]  No

As of August 31, 2008, 34,829,286 shares of common stock, $.01 par value per share, were outstanding.

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1.  Financial Statements

         Balance Sheet - August 31, 2008 (Unaudited) and
         February 29, 2008 .................................................   3

         Statements of Operations (Unaudited) - for the three months and
         six months ended August 31, 2008 and 2007 .........................   4

         Statements of Cash Flows (Unaudited) - for the six months ended
         August 31, 2008 and 2007 ..........................................   5

         Notes to Financial Statements .....................................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   7

ITEM 3.  Quantitative and qualitative disclosures about market risk ........  13

ITEM 4.  Controls and Procedures ...........................................  13


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings .................................................  14

ITEM 2.  Unregistered sales of equity securities and use of proceeds .......  14

ITEM 3.  Defaults upon Senior Securities ...................................  14

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  14

ITEM 5.  Other Information .................................................  14

ITEM 6.  Exhibits ..........................................................  14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

                                       REPRO-MED SYSTEMS, INC.
                                            BALANCE SHEETS
                                                                           AUGUST 31,    FEBRUARY 29,
                                                                              2008           2008
                                                                          -----------    ------------
                                                                          (UNAUDITED)
                                                ASSETS
CURRENT ASSETS:
  Cash ................................................................   $   151,854    $    95,561
  Accounts receivable less allowance for doubtful accounts of $25,985
    and $26,115 at August 31, 2008 and February 29, 2008, respectively       411,254        297,206
  Inventory ...........................................................       563,773        551,032
  Prepaid expenses ....................................................        76,050         44,392
                                                                          -----------    -----------
Total Current Assets ..................................................     1,202,931        988,191

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,161,055 and
  $1,126,612 at August 31, 2008 and February 29, 2008 respectively ....       201,234        235,677

OTHER ASSETS:
  Patents, net of accumulated amortization of $88,743 and $82,590 at
    August 31, 2008 and February 29, 2008, respectively ...............        38,365         44,354
  Goodwill ............................................................         8,609          8,609
  Security deposit ....................................................        28,156         28,156
                                                                          -----------    -----------
Total Other Assets ....................................................        75,130         81,119
                                                                          -----------    -----------
TOTAL ASSETS ..........................................................   $ 1,479,295    $ 1,304,987
                                                                          ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Note payable to financial institution ...............................   $   394,267    $   400,000
  Note payable - current portion ......................................         4,377          4,293
  Notes payable to related parties - current portion ..................        15,000         15,000
  Deferred capital gain - current portion .............................        22,481         22,481
  Accounts payable ....................................................       148,676        342,433
  Accrued expenses ....................................................        71,179         53,180
  Accrued interest ....................................................        68,190         63,590
  Accrued preferred stock dividends ...................................        56,000         52,000
  Accrued payroll and related taxes ...................................        11,041         18,594
  Warranty liability ..................................................        62,194         62,194
  Customer Deposits ...................................................             -          5,180
                                                                          -----------    -----------
Total Current Liabilities .............................................       853,405      1,038,945

OTHER LIABILITIES
  Note payable - less current portion .................................        30,142         32,250
  Notes payable to related parties - less current portion .............       394,000        394,000
  Deferred capital gain less current portion ..........................       213,575        224,815
                                                                          -----------    -----------
Total Other Liabilities ...............................................       637,717        651,065
                                                                          -----------    -----------

Total Liabilities .....................................................     1,491,122      1,690,010

STOCKHOLDERS' DEFICIT
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
    outstanding at August 31, 2008 and February 29, 2008 ..............           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
    34,829,286 issued and outstanding at August 31, 2008 and
    February 29, 2008 .................................................       348,293        348,293
  Additional paid-in Capital ..........................................     2,879,123      2,846,094
  Accumulated deficit .................................................    (3,097,343)    (3,437,510)
                                                                          -----------    -----------
                                                                              130,173       (243,023)
  Less: Treasury Stock, 2,275,000 shares at cost at August 31, 2008
    and February 29, 2008 .............................................      (142,000)      (142,000)
                                                                          -----------    -----------
  Total Stockholders' Deficit .........................................       (11,827)      (385,023)
                                                                          -----------    -----------
Total Liabilities and Stockholders' Deficit ...........................   $ 1,479,295    $ 1,304,987
                                                                          ===========    ===========

                            See Accompanying Notes to Financial Statements

                                                  3

                                              REPRO-MED SYSTEMS, INC.
                                        STATEMENTS OF OPERATIONS (UNAUDITED)
                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                AUGUST 31                       AUGUST 31
                                                          2008            2007            2008             2007
                                                      ------------    ------------    ------------    ------------
NET SALES .........................................   $    936,495    $    605,946    $  1,636,471    $  1,003,364

COST AND EXPENSES
  Cost of goods sold ..............................        317,815         189,827         608,935         389,433
  Selling, general and administrative .............        291,729         317,956         602,882         579,461
  Research and development ........................          6,728          12,358          10,033          26,111
  Depreciation and amortization ...................         22,440          16,001          40,596          32,062
                                                      ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ..........................        638,712         536,142       1,262,446       1,027,067
                                                      ------------    ------------    ------------    ------------

NET OPERATING INCOME (LOSS) .......................        297,783          69,804         374,025         (23,703)

OTHER INCOME/(EXPENSES)
  Interest Expense ................................        (18,262)        (15,437)        (29,866)       (100,962)
  Interest and Other Income .......................              8               -               8             512
                                                      ------------    ------------    ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ......................        (18,254)        (15,437)        (29,858)       (100,450)
                                                      ------------    ------------    ------------    ------------

  INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES .        279,529          54,367         344,167        (124,153)

     Provision for Income Taxes ...................              -               -               -               -
                                                      ------------    ------------    ------------    ------------

                                                      ------------    ------------    ------------    ------------
  NET INCOME (LOSS) ...............................        279,529          54,367         344,167        (124,153)

PREFERRED STOCK DIVIDENDS .........................          4,000           4,000           4,000           4,000

                                                      ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS    $    275,529    $     50,367    $    340,167    $   (128,153)
                                                      ============    ============    ============    ============

  NET INCOME (LOSS) PER COMMON SHARE AVAILABLE TO
    COMMON STOCKHOLDERS ...........................   $       0.01    $       0.01    $       0.01    $      (0.01)
                                                      ============    ============    ============    ============

     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...     34,829,286               -      34,829,286      31,903,275
                                                      ============    ============    ============    ============

                                   See Accompanying Notes to Financial Statements

                                                         4

                                    REPRO-MED SYSTEMS, INC.
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                     FOR THE SIX MONTHS ENDED
                                                                    --------------------------
                                                                    AUGUST 31,      AUGUST 31,
                                                                       2008            2007
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss) .........................................      $ 344,167       $(124,153)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Stock based Compensation ...............................         24,209          71,090
      Interest charged to additional paid in capital .........          8,820               -
      Depreciation and amortization ..........................         40,596          32,062
      Deferred capital gain - building lease .................        (11,240)        (11,240)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .............       (114,048)        (38,047)
      (Increase) decrease in inventory .......................        (12,741)        (23,316)
      (Increase) decrease in prepaid expenses ................        (31,658)        (15,566)
      (Increase) decrease in security deposits ...............              -          26,646
      Increase (decrease) in accounts payable ................       (193,757)         37,214
      Increase (decrease) in accrued payroll and related taxes         (7,553)          2,948
      Increase (decrease) in accrued expenses ................         17,999          24,860
      Increase (decrease) in accrued preferred stock dividends          4,000           4,000
      Increase (decrease) in customer deposits ...............         (5,180)              -
      Increase (decrease) in accrued interest ................          4,600           4,342
                                                                    ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........         68,214          (9,160)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property and equipment .......................              -          (6,100)
   Reduction in patents ......................................            516               -
   Payments for patents ......................................           (680)         (6,260)
                                                                    ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ........................           (164)        (12,360)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on note payable to financial institution .....         (5,733)              -
   Proceeds from note payable to related parties .............              -          (3,238)
   Payments on notes payable .................................         (2,024)              -
   Payments on capitalized lease obligations .................              -            (617)
   Preferred stock dividends .................................         (4,000)         (4,000)
                                                                    ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES ........................        (11,757)         (7,855)
                                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH ..............................         56,293         (29,375)
CASH BEGINNING OF YEAR .......................................         95,561          99,421
                                                                    ---------       ---------
CASH END OF YEAR .............................................      $ 151,854       $  70,046
                                                                    =========       =========

Supplemental Information
  Cash paid during the year for:
   Interest ..................................................      $   8,209       $  13,187

                        See Accompanying Notes to Financial Statements

                                               5

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements as of August 31, 2008 and for the three month and six month periods ended August 31, 2008, have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation. In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2008 and the results of operations and cash flows for the interim periods ended August 31, 2008 and 2007.

The results of operations for the six-month period ended August 31, 2008, are not necessarily indicative of the results to be expected for the year ending February 28, 2009. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 29, 2008, as filed with the Securities and Exchange Commission on Form 10-KSB.

INVENTORY
---------

Inventory consist of the following:

                                            August 31,        February 29,
                                               2008               2008
                                           -----------        ------------
                                           (Unaudited)

      Raw materials ...............        $   455,634        $   426,587
      Work in progress ............             56,992             56,992
      Finished goods ..............             51,147             67,453
                                           -----------        -----------
                                           $   563,773        $   551,032
                                           ===========        ===========

STOCKHOLDERS' EQUITY/NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------------------

During the three month and six month periods ended August 31, 2008, $4,410 and $8,820,respectively of interest accruing on a note payable to related party was charged to additional paid-in capital.

RECLASSIFICATIONS
-----------------

Certain amounts in the February 29, 2008 and August 31, 2007, financial statements have been reclassified to conform to the presentation used in the August 31, 2008, financial statements.

PART I ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of Freedom60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED AUGUST 31, 2008 VS. 2007
-------------------------------------------

Led by strong sales of our Freedom60 line and increasing sales of the RES-Q-VAC(R), our net profit for the Quarter ending August 31, 2008 was $279,529 (which contains stock based compensation of $24,209) as compared to $54,367 (which included stock based compensation of $2,250) for the same quarter in 2007, an increase of 414%. Selling, General and Administrative Expense (SG&A) decreased $26,227 from $317,956 to $291,729 quarter over quarter 2007 vs. 2008, due to a legal agreement and fees associated with a mediation agreement in the prior year's quarter. Product liability insurance increased slightly by $871 to $6,512. Research and Development decreased to $6,728 from $12,358 primarily due to reallocation of resources from engineering to sales.

Total sales increased by 55% ($330,549) from $605,946 to $936,495 for the three-month period ending August 31, 2008 as compared to the previous quarter ending August 31, 2007.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased overall by 86% in the second quarter ending August 31, 2008 as compared to the same period in 2007. This increase is due to the increased sales for use with immune globulin caused by Medicare specifying the Freedom60 for use with SCIG, and antibiotics along with word of our performance and costs being communicated throughout the industry. Sales of RES-Q-VAC and related accessories showed an overall increase of 30% from $244,756 to $318,983 which includes a domestic increase of 60% and an international increase of 12%. Company sales of non-core Gyneco, Restore, and OEM products line decreased slightly by 9% for the period August 31, 2008 over August 31, 2007.

Interest expense increased by $2,825 to $18,262 from $15,437 as a result of recording stock based compensation of $8,237 which was partially offset by the Company paying off high interest on demand bank notes and capital leases.

SIX MONTHS ENDED AUGUST 31, 2008 VS. 2007
-----------------------------------------

Net Income shows a profit of $344,167 for the six-months ending August 31, 2008 as compared to a loss of $124,153 for the same six months in 2007 and represents a total improvement of $468,320.

Total sales increased by 63% ($633,107) to $1,636,471 from $1,003,364 for the six-month period ending August 31, 2008.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased 104% in the six-months ended August 31, 2008 vs. six-months ended August 31, 2007. We have concentrated the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin (SCIG) market. This sales increase was due to our direct efforts, and the reimbursement which was increased twenty fold and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced and sold virtually every major SCIG provider in the domestic market. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications. Sales of the RES-Q-VAC increased overall by 34% with the international sales increasing by 31.4% offset by the domestic decreasing by 37% for the six-months ended August 31,2008 vs. six-months ended August 31, 2007.

Selling, General and Administrative Expense (SG&A) increased 4.0% to $602,882 in 2008 from $579,461 in 2007. This increase is directly related to an increase in trade show expenses, and higher recruiting expenses associated with the hiring of additional staff.

Research and development expenses decreased $16,078 from 2007 to 2008.

Depreciation and amortization expense increased by $8,534 from 2007 to 2008 as a result of new depreciation on capital equipment and adjustments to certain patent expenses. Interest expense for the six months has decreased $85,525 from 2007 to 2008 as a result of paying off high interest notes to the bank.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net profit for the quarter ended August 31, 2008 improved to $279,529 (which contains stock based compensation of $24,209) as compared to $54,367 (which included stock based compensation of $2,250) for the previous year's quarter primarily as a result of our improved sales performance, especially with our Freedom60.

For the six months ended August 31, 2008, the net profit increased to $344,167 (which contained stock based compensation of $24,209) as compared to the a loss of $124,153 for the six months of the previous year (which contains stock based compensation of $71,090) This profit was due to a significant increase in Freedom60 sales, and an increase in the RES-Q-VAC as well. For the six months ending August 31, 2008, Net Cash from Operations was $68,214 as compared with ($9,160) for the prior year. This increase is due primarily to increased sales and certain cost controls related to Selling and General and Administrative Expense.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Several payments were issued during this quarter pursuant to this program.

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five-year promissory notes paid 2% over prime plus four shares of common stock per year for every year the loan was in place. The loans were fully satisfied by the end of February 2008 and replaced with a simple loan secured with an interest rate set at prime on February 21, 2008.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash flow during six months ended August 31, 2008 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial goals. If the sales continue to increase at the current rate, which we feel confident of but cannot assure, we believe we will have sufficient resources to meet our financial obligations for the next twelve months from our cash flow alone.

FREEDOM60
---------

The Freedom60 Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market. Other potential applications for the Freedom60 are pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care. The Freedom60 provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, Freedom60 is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, Freedom60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Pre-market Notification for initial design of the Freedom60 as a Class II device was approved by the FDA in August 1994.

The Company also designed and manufactured the Freedom60-FM, an enhanced version of the Freedom60 which contains an electronic flow monitor system that provides occlusion and end of infusion alarm. This product is directed at nursing homes, hospitals and pediatric ambulatory applications where alarms are generally required for nursing acceptance. Nurses also appreciate being able to visualize the drug volume by reading the scale on the syringe.

We have expanded the use of the Freedom60 to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for Freedom60 for use in treating thalissemia with the drug desferal. In Europe we found success in using the Freedom60 for pain control, specifically post-operative epidural pain administration. Our European market also uses the Freedom60 for chemotherapy.

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage over the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to advertise one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium"; that is the pump finds and maintains a balance between what a patient is able to absorb and what the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing a reliable, faster and a more comfortable administration with fewer side effects for these patients.

Repro-Med Systems' objective is to build a product franchise with Freedom60 and the sale of patented disposable tubing sets. Freedom60 uses rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented syringe disc connector insures that only the Company's Freedom60 tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES
-------------------------------------------

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the Freedom60. We believe market pressures have moved to consider alternatives to expensive electronic systems especially for new subcutaneous administrations which usually cannot be done with gravity. For cost concerns some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

In order to receive more favorable Medicare reimbursement for our Freedom60 Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). On May 21, 2007 we received a notification from CMS (Centers for Medicare & Medicaid Services) that the Freedom60 had been re-reviewed for Medicare billing. It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater. The new coding provides for a substantial increase in reimbursement for providers using an infusion pump for authorized users under Part B of Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007 CMS issued a clarification that the Freedom60 Syringe Infusion Pump is the only allowable pump to be billed with subcutaneous immune globulin under HCPCS code E0779.

COMPETITION FOR THE FREEDOM60
-----------------------------

Competition for the Freedom60 for IgG is currently limited to electrically powered infusion devices which are more costly and can create high pressures during delivery which can cause complications for the administration of IgG. However, there can be no assurance that other companies with great resources will enter the market with competitive products which will have an adverse effect on our sales.

There is the potential for new drugs to enter the market, such as using Hyaluronidase which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the Freedom60. We believe the Freedom60 is ideal for all these new drug combinations but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the Freedom60 or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

RES-Q-VAC
---------

The RES-Q-VAC Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The disposable features of the RES-Q-VAC reduce the risk of contaminating the health professional from HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

We recently introduced a new version of the RES-Q-VAC with the addition of a portable LED white light, which attaches to the canister assembly. The light is fully malleable and can direct light during operations when lighting is poor or at night. We have our latest version of the RES-Q-VAC called Ultra which contains all of our latest enhancements. We have begun marketing the RES-Q-VAC UTRA both domestically and with a distributor in Italy.

A critical component and advantage of the RES-Q-VAC ULTRA is the Full Stop Protection, (FSP) a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection meets the requirement of the Occupational Safety and Health Administration. The Company has received a letter from OSHA confirming that the RES-Q-VAC with the Full Stop Protection falls under the engineering controls of the Blood borne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

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

A critical advantage of our RES-Q-VAC airway suction system is versatility. With the addition of Full Stop Protection, we created specific custom RES-Q-VAC kits for various vertical markets:

Emergency Medicine - we make several special kits for emergency use, which contain all the catheters necessary to treat adults as well as infants or children. These first responder kits are generally non-sterile. We also have special attachments available for the advanced paramedic to treat patients who are intubated.

Respiratory - in-home care, long term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators and with tracheostomies all benefit from the portability, cost and performance of the RES-Q-VAC. In hospitals, the RES-Q-VAC provides emergency back up due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, the emergency room, patients in isolation, moving patients throughout the hospital (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC is available sterile with Full Stop Protection for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. Hospitals are required under the EMTALA regulations to provide emergency treatments to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC insures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits there from. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing Homes, Hospice, Sub-acute - we provide special configurations for dining areas, portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC, which can be left by the bedside for rapid use during critical times.

Dental Applications - we offer a version of the RES-Q-VAC, called DENTAL-EVAC which addresses the needs of oral surgeons for emergency back up suction during a procedure. DENTAL-EVAC is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

Military Applications - due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC is ideal for any military situation. In addition, rapid, aggressive, and repeated suctioning best treats exposure to chemical weapons of mass destruction such as Sarin. We believe that the RES-Q-VAC's compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

RES-Q-VAC is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.

COMPETITION FOR THE RES-Q-VAC
-----------------------------

Currently there are a number of competitive devices built in China such as Ambu Res Cue Pump and Easy Breezer, which are essentially copies of the RES-Q-VAC technology, and are available at lower costs. There is also a device called V-Vac made by Laerdal which has strong representation. None of these devices have our patented Full Stop Protection filter, or are available sterile. The RES-Q-VAC currently has greater performance and while lower cost devices initially did affect our sales, currently it appears that we are increasing and maintaining sales in this market. However with the decrease in funding to the emergency medical market due to an economic downturn, there can be no assurance that our sales will continue at the current level, or that these lower cost devices will not begin to erode our markets.


TRADE SHOWS
-----------

In this quarter ended August 31, 2008, we will be attending tradeshows for Freedom60 including ESID (European Society for Immunodeficiency's) from October 16 to 19 held in the Netherlands and Medica from November 19 to 22 held in Dusseldorf, Germany.

During this quarter we also held numerous training sessions for the subcutaneous administration of Vivaglobin using the Freedom60. These sessions included September 16 to 17 in Tampa, FL, June 1 in Atlanta, GA and another in Hamington, NJ. We also held a session July 7 for a clinic in Cleveland, OH.

September 4 we held new distributor training in Middletown, NY and September 29 we held another training session for a distributor in Finland.

For RES-Q-VAC we will be attending the EMS Expo from October 16 to 19 held in Las Vegas, NV.

PART I ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

We currently have a loan in the principal of $400,000 at a favorable interest rate guaranteed by a director which we plan to renegotiate.

PART I ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------

Disclosure Controls and Procedures

         As of August 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Financial Officer, management continually evaluates the effectiveness of the design and operation of the our disclosure controls and procedures. Based on our evaluation, we have concluded that the Company's disclosure controls and procedures were effective as of August 31, 2008.

Changes in Internal Control over Financial Reporting

         There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2008.

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


REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         October 15, 2008
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer