Form 10-Q
period 2008-11-30
REPRO MED SYSTEMS INC
filed 2009-01-13
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2008

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

As of November 30, 2008, 34,829,286 shares of common stock, $.01 par value per share, were outstanding.

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                PAGE
----------------------------                                                ----

ITEM 1.  Financial Statements

         Balance Sheet - November 30, 2008 (Unaudited) and
         February 29, 2008 .................................................   3

         Statements of Operations (Unaudited) - for the Three-Months &
         Nine-Months Ended November 30, 2008 and November 30, 2007 .........   4

         Statements of Cash Flows (Unaudited) - for the Nine-Months
         Ended November 30, 2008 and November 30, 2007 .....................   5

         Notes to Financial Statements .....................................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................  13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ........  19

ITEM 4.  Controls and Procedures ...........................................  19

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings .................................................  20

ITEM 1A. Risk Factors ......................................................  20

ITEM 2.  Changes in Securities and Use of Proceeds .........................  20

ITEM 3.  Defaults Upon Senior Securities ...................................  20

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  20

ITEM 5.  Other Information .................................................  20

ITEM 6.  Exhibits ..........................................................  20

PART 1 - FINANCIAL INFORMATION

                                       REPRO-MED SYSTEMS, INC.
                                           BALANCE SHEETS
                                                                         NOVEMBER 30,   FEBRUARY 29,
                                                                             2008           2008
                                                                         (UNAUDITED)
                                                                         -----------    -----------
                                               ASSETS
CURRENT ASSETS:
  Cash ...............................................................   $   348,533    $    95,561
  Accounts receivable less allowance for doubtful accounts of
    $27,035 and $26,115 for November 30, 2008 and February 29, 2008
    respectively .....................................................       414,232        297,206
  Inventory ..........................................................       562,306        551,032
  Prepaid expenses ...................................................        67,691         44,392
                                                                         -----------    -----------
Total Current Assets .................................................     1,392,762        988,191

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,178,799 and
  $1,126,612 at November 30, 2008 and February 29, 2008 respectively .       202,012        235,677

OTHER ASSETS:
  Patents, net of accumulated amortization of $90,001 and $82,590 at
    November 30, 2008 and February 29, 2008, respectively ............        37,107         44,354
  Goodwill ...........................................................         8,609          8,609
  Security deposit ...................................................        28,156         28,156
                                                                         -----------    -----------
Total Other Assets ...................................................        73,872         81,119
                                                                         -----------    -----------
TOTAL ASSETS .........................................................   $ 1,668,646    $ 1,304,987
                                                                         ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to financial institution ..............................   $   379,065    $   400,000
  Note payable - current portion .....................................         4,524          4,293
  Notes payable to related parties - current portion .................             -         15,000
  Deferred capital gain - current portion ............................        22,481         22,481
  Accounts payable ...................................................       150,565        342,433
  Accrued expenses ...................................................        85,026         53,180
  Accrued interest ...................................................        69,590         63,590
  Accrued preferred stock dividends ..................................        56,000         52,000
  Accrued payroll and related taxes ..................................        23,080         18,594
  Warranty liability .................................................        62,194         62,194
  Customer Deposits ..................................................         1,394          5,180
                                                                         -----------    -----------
Total Current Liabilities ............................................       853,919      1,038,945

OTHER LIABILITIES
  Note payable - less current portion ................................        28,897         32,250
  Notes payable to related parties - less current portion ............       394,000        394,000
  Deferred capital gain less current portion .........................       207,955        224,815
                                                                         -----------    -----------
Total Other Liabilities ..............................................       630,852        651,065
                                                                         -----------    -----------
Total Liabilities ....................................................     1,484,771      1,690,010
                                                                         ===========    ===========

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and outstanding at November 30, 2008 and February 29, 2008,
    respectively .....................................................           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
    34,829,286 issued and outstanding at November 30, 2008 and
    February 29, 2008 ................................................       348,293        348,293
  Additional paid-in Capital .........................................     2,883,533      2,846,094
  Accumulated deficit ................................................    (2,906,051)    (3,437,510)
                                                                         -----------    -----------
                                                                             325,875       (243,023)
  Less: Treasury Stock, 2,275,000 shares at cost at November 30, 2008
    and February 29, 2008 ............................................      (142,000)      (142,000)
                                                                         -----------    -----------
Total Stockholders' Equity ...........................................       183,875       (385,023)
                                                                         -----------    -----------
Total Liabilities and Stockholders' Equity ...........................   $ 1,668,646    $ 1,304,987
                                                                         ===========    ===========

                           See Accompanying Notes to Financial Statements

                                                  3

                                       REPRO-MED SYSTEMS, INC.
                                 STATEMENTS OF OPERATIONS (UNAUDITED)
                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                 NOVEMBER 30                     NOVEMBER 30
                                        ----------------------------    ----------------------------
                                            2008            2007            2008            2007
                                        ------------    ------------    ------------    ------------
NET SALES ...........................   $    853,591    $    620,879    $  2,490,062    $  1,624,242

COST AND EXPENSES
  Cost of goods sold ................        312,917         226,248         921,852         615,770
  Selling, general and administrative        314,947         288,987         917,829         871,356
  Research and development ..........          6,093           8,651          16,126          34,761
  Depreciation and amortization .....         19,002          16,186          59,598          48,248
                                        ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ............        652,959         540,072       1,915,405       1,570,135
                                        ------------    ------------    ------------    ------------

NET OPERATING PROFIT (LOSS) .........        200,632          80,807         574,657          54,107

OTHER INCOME/(EXPENSES)
  Interest Expense ..................         (9,339)        (19,448)        (39,205)       (120,410)
  Interest and Other Income .........              -               -               8             512
                                        ------------    ------------    ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ........         (9,339)        (19,448)        (39,197)       (119,898)
                                        ------------    ------------    ------------    ------------

  NET PROFIT (LOSS) BEFORE TAXES ....        191,293          61,359         535,460         (65,791)

  Provision for Income Taxes ........              -               -               -               -
                                        ------------    ------------    ------------    ------------

  NET INCOME (LOSS) .................   $    191,293    $     61,359    $    535,460    $    (65,791)
                                        ------------    ------------    ------------    ------------

PREFERRED STOCK DIVIDENDS ...........              -               -           4,000           4,000
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON
 STOCKHOLDERS .......................   $    191,293    $     61,359    $    531,460    $    (69,791)
                                        ------------    ------------    ------------    ------------

  NET INCOME (LOSS) PER COMMON SHARE
  AVAILABLE TO COMMON STOCKHOLDERS ..           0.01            0.01            0.02           (0.01)
                                        ============    ============    ============    ============

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING .......................     34,829,286      32,193,155      34,829,286      32,193,155
                                        ============    ============    ============    ============

                            See Accompanying Notes to Financial Statements

                                                  4

                                  REPRO-MED SYSTEMS, INC
                           STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                FOR THE NINE MONTHS ENDED
                                                               ---------------------------
                                                               NOVEMBER 30,   NOVEMBER 30,
                                                                  2008           2007
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) ........................................    $ 535,460      $ (65,791)
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
    Stock based Compensation to obtain financing ...........            -         75,840
    Stock options to employee's and directors ..............       24,209         37,518
    Interest charged to additional paid in capital .........       13,230              -
    Depreciation and amortization ..........................       59,598         48,248
    Deferred capital gain - building lease .................      (16,860)       (16,860)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .............     (117,026)       (72,505)
    (Increase) decrease in inventory .......................      (11,274)        (5,777)
    (Increase) decrease in prepaid expense .................      (23,299)       (19,514)
    Increase (decrease) in accounts payable ................     (191,868)       (42,842)
    Increase (decrease) in accrued payroll and related taxes        4,486         (4,547)
    Increase (decrease) in accrued expense .................       31,846         36,360
    Increase (decrease) in preferred stock dividend ........            -          4,000
    Increase (decrease) in customer deposits ...............       (3,786)             -
    Increase (decrease) in accrued interest ................        6,000          5,795
                                                                ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........      310,716        (20,075)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ......................      (18,523)       (36,851)
  Reduction in patents .....................................            -              -
  Security deposits ........................................            -         26,646
  Payments for patents .....................................         (164)        (6,260)
                                                                ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES ......................      (18,687)       (16,465)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on note payable to financial institutes .........      (20,935)             -
  Proceeds from note payable to related parties ............            -         16,762
  Payments to note payable to related parties ..............      (15,000)             -
  Payments on notes payable ................................       (3,122)             -
  Payments on capitalized lease obligations ................            -           (617)
  Preferred stock dividends ................................            -         (4,000)
                                                                ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ........      (39,057)        12,145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      252,972        (24,395)
CASH BEGINNING OF PERIOD ...................................       95,561         99,421
                                                                ---------      ---------
CASH END OF PERIOD .........................................    $ 348,533      $  75,026
                                                                =========      =========

Supplemental Information
Cash paid during the year for:

  Interest .................................................       11,738         14,698

                      See Accompanying Notes to Financial Statements

                                             5

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE NATURE OF OPERATIONS

         Repro-Med Systems, Inc. (the "Company") was incorporated on March 24, 1980 under the laws of the State of New York. The Company was organized to engage in research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of November 30, 2008 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

         In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2008 and the results of operations and cash flow for the interim periods ended November 30, 2008 and 2007.

         The results of operations for the nine-month period ended November 30, 2008, are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 29, 2008, as filed with the Securities and Exchange Commission on Form 10-KSB.

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

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

         As November 20, 2008, the Company made no provisions for income taxes because of the net operating loss carry forwards available in amounts exceeding the current period liability. The deferred tax asset associated with the net operating loss carry forwards available are fully reserved (and have been prior to this time)based on the Company's lack of profitability. When it is more likely than not that the Company will recognize the net operating loss carry forwards, an appropriate adjustment will be reflected in the Company's financial statement.

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

         STOCKHOLDERS' EQUITY/NOTES PAYABLE TO RELATED PARTIES

         During the three month and nine month period ended November 30, 2008, $4,410 and $13,230 respectively of interest accruing on a note payable to related party was charged to additional paid-in capital.

         NET INCOME (LOSS)PER COMMON SHARE

         The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common stock equivalents outstanding during the periods. Common stock equivalents have been excluded from the weighted average shares outstanding calculation, as inclusion would be anti-dilutive. The diluted earnings per share calculation include the addition of $4,000 from preferred stock dividends, resulting in no difference between basic and diluted earnings per share.

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

         REVENUE RECOGNITION

         In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

         STOCK-BASED COMPENSATION

         The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with SFAS No. 123R, the measurement date of shares issued for services is the date when the counterparty's performance is complete.

         The Company accounts for stock issued for services using the fair value method. In accordance with the Emerging Issues Task Force ("EITF") 96-18, the measurement date of shares issued for service is the date when the counterparty's performance is complete.

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the February 29, 2008 and November 30, 2007, financial statements have been reclassified to conform to the presentation used in the November 30, 2008, financial statements.

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                                November        February
                                                30, 2008        29, 2008
                                                --------        --------
         Raw materials .................        $446,364        $426,587
         Work in progress ..............          56,992          56,992
         Finished goods ................          58,950          67,453
                                                --------        --------
                                                $562,306        $551,032

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                 November        February        Estimated
                                 30, 2008        29, 2008       Useful Lives
                                ----------      ----------      ------------
         Furniture and
          office equipment      $  431,769      $  413,247         5 years

         Manufacturing
          equipment and
          tooling ........         949,042         949,042       7-12 years
                                ----------      ----------
                                 1,380,811       1,362,289

         Less: accumulated
          amortization and
          depreciation ...       1,178,799       1,126,612
                                ----------      ----------
         Property and
          Equipment, Net .      $  202,012      $  235,677

         Depreciation expense was $52,187and $44,434 for nine months ended November 30, 2008 and November 30, 2007 respectively.

NOTE 4   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 6 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2010.

         Additionally, during the year ended February 28, 2007, the President made short term advances to the Company for working capital secured by accounts receivable of the Company aggregating $69,274. These advances were repaid during the fiscal year ending February 29, 2008.

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $16,125 for due nine months ended November 30, 2008 and $22,500 for the years ended February
         29, 2008. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5   NOTE PAYABLE TO FINANCIAL INSTITUTION

         On February 21, 2008, the Company borrowed $400,000 from a financial institution under a revolving loan agreement. The loan does not specify a maturity date and is due on demand. The loan was personally guaranteed by a director of the Company. The loan bears interest at the rate of 4.75% per annum. The amount outstanding on the note payable is $379,065 and 400,000 at November 30, 2008 and February 29, 2008
         respectively.

NOTE 6   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                                             November    February
                                                                             30, 2008    29, 2008
                                                                             --------    --------
In April 2004, the Company borrowed $25,000 from three individuals, including $10,000 from the President, at 2% over the prime-lending rate.
These loans mature June 30, 2008. As an additional incentive to make the loans, the Company agreed to grant one share of its common stock for each dollar of indebtedness outstanding at each calendar quarter. During the year ended February 29, 2008, the President was repaid the $10,000. The
remaining balance was paid in 2008. .....................................           -    $ 15,000

The President of the Company has loaned the Company, $100,000 at 8%
interest. The loan is unsecured and matures March 30, 2010...............     100,000     100,000

In October 2006, the Company borrowed $325,000 from a Director of the company, at 6% interest per annum. This loan matures April 30, 2010. In addition to the interest the holder is issued Warrants' to acquire
150,000 shares of restricted common stock at $.10 per share. The Warrants vest immediately. On February 21, 2008, the Director exercised the warrants and stock options granted in June 2007 and, as consideration for
the stock received, reduced the loans outstanding. ......................     294,000     294,000

In January 2008, the Company entered into an installment loan arrangement to purchase a vehicle. The loan bears interest at the rate of 6.735% and is payable in 84 monthly installments of $552. The loan is secured by the
vehicle. ................................................................      33,421      36,543
                                                                             --------    --------
                                                                              427,421     445,543
Less current portion ....................................................       4,524      19,293
Long-term portion .......................................................    $422,897    $426,250

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

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 7   STOCK OPTIONS

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

         The following table summarizes the company's stock options:

                                                                        Weighted
                                              Average      Weighted     Average
                   Options       Exercise     Exercise      Average     Exercise
                 Outstanding       Price       Price         Life        Price
                 -----------     --------     --------     --------     --------
Balance,
February 29,
2008 .......             --            --           --           --           --

Granted ....      4,360,000      $   0.06     $   0.06          3.0     $   0.06

Exercised ..        600,000          0.06         0.06           --           --

Cancelled ..             --            --           --           --           --
                  ---------      --------     --------     --------     --------
Balance,
November 30,
2008 .......      3,760,000      $   0.06     $   0.06          3.0     $   0.06

         The fair value of the option calculated using the Black-Scholes pricing model aggregated $120,966. The amount recorded in the Statement of Operations for the 1,690,000 options, which vested immediately, was $45,966. The balance of the expense will be recorded in the succeeding 3 years at approximately $25,000 per year.

         The fair value of the options was calculated using the following factors and the Black-Scholes pricing model:

         Risk free rate          2.4%
         Volatility              96.16%
         Expected life           1.5 years
         Dividend yield          0%

NOTE 8   SALE-LEASEBACK TRANSACTION - OPERATING LEASE

         On February 25,1999, the Company entered into a sale-leaseback arrangement whereby the Company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of 20 years. The leaseback is accounted for as an operating lease. The gain of $449,617 realized in this transaction has been deferred and is amortized to income in proportion to rental expense over the term of the related lease.

                             REPRO-MED SYSTEMS, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

         At February 29, 2008 minimum future rental payments are:

                     Year          Minimum Rental Payments
                     ----          -----------------------
                     2009                   $120,000
                     2010                    120,000
                     2011                    120,000
                     2012                    120,000
                     2013                    120,000
                     thereafter              845,000
                                          ----------
                                          $1,445,000
                                          ==========

         Rent expense for the year ended February 29, 2008 aggregated $120,000 and $90,000 for the nine months ended November 30, 2008.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         - Contingencies

         The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $62,000. The provision has been recorded in the Company's financial statements.

         - Accounting for Uncertainty in Income Taxes

         The Company has a net operating loss carry over of approximately $2,800,000 and did not file income taxes for four fiscal years. In accordance with FASB Interpretation 48, "Accounting for Income Tax Uncertainties", the Company recognizes that the failure to file tax returns for these fiscal years is an event which will "more likely than not" create a tax penalty liability to be sustained by the taxing authority. As of November 30, 2008, the effect of taxes, interest and penalties cannot be determined.

PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

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

THREE MONTHS ENDED NOVEMBER 30, 2008 VS. 2007
---------------------------------------------

Strong sales of our Freedom60 line continued during the quarter ended November 30, 2008 resulting in our net profit of $191,293 for the Quarter (which contained no stock based compensation) as compared to $61,359 (which included stock based compensation of $4,750) for the same quarter in 2007, an increase of 212%. Selling, General and Administrative Expense (SG&A) increased 9% to $314,947 from $288,987 quarter over quarter 2008 vs. 2007, due to increased staff and increases in marketing costs, such as trade shows. Research and Development decreased to $6,093 from $8,651 primarily due to reallocation of resources from engineering to sales.

Total sales increased by 37% from $623,613 to $855,869 for the three-month period ending November 30, 2008 as compared to the quarter ending November 30, 2007. Returns and allowances were insignificant.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased overall by 66% from $383,257 to $636,744 in the third quarter ending November 30, 2008 as compared to the same period in 2007. This increase is due to the increased sales for use with immune globulin caused by Medicare specifying the Freedom60 for use with SCIG,(subcutaneous immune globulin) and antibiotics along with word of the costs and performance being communicated throughout the industry. Sales of RES-Q-VAC and related accessories showed an overall decrease of 17% from $203,260 to $168,987 which was due to very strong sales of RES-Q-VAC both internationally and domestically during the first half of the year which did not continue in the third quarter, as these tend to be somewhat cyclical in nature. Company sales of non-core products increased during the quarter by $13,341 or 36% primarily due to the sales of needle sets purchased to supply along with our Freedom60.

Interest expense decreased by 52% to $9,339 from $19,448 as a result of paying off high interest demand notes and making more timely payments to vendors.

NINE MONTHS ENDED NOVEMBER 30, 2008 VS. 2007
--------------------------------------------

Net Income shows a profit of $535,460 (after deducting $24,209 of employee and director stock options recorded as fair market value) for the nine months ending November 30, 2008 as compared to a loss of $65,791 (after deducting stock based compensation for financing of $75,840 and $37,518 for employee and director stock options) for the same nine months in 2007 and represents a total improvement in the year to date third quarter net income of $601,251.

Total sales increased by 53% to $2,496,040 from $1,632,140 for the nine-month period ending November 30, 2008. Returns and allowances were insignificant.

Sales of the Freedom60 Syringe Infusion System, including related accessories and repairs increased 87% in the nine months ended November 30, 2008 vs.the nine months ended November 30, 2007. We have concentrated the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin
(SCIG) market. This sales increase was due to our direct efforts, and the reimbursement, which was increased twenty fold and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced(trained) and sold virtually every major SCIG provider in the domestic market. Reflected in the sales year to date is a new distributor in Finland who has begun selling the Freedom60 in the Scandinavian market. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, we expect many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications.

Sales of the RES-Q-VAC increased overall by 16% with increases in both the international and domestic markets from $590,823 to $686,662 for the nine months ended November 30, 2008 vs. nine months ended November 30, 2007.

Selling, General and Administrative Expense (SG&A) increased 5% to $917,829 in 2008 from $871,356 in 2007. This increase is related to an increase in trade show expenses, and higher recruiting expenses associated with the hiring of additional staff.

Research and development expenses decreased from $34,761 to $16,126 primarily due to reallocation of certain labor costs to sales.

Depreciation and amortization expense increased by 24% from $48,248 during the nine months of 2007 as compared to $59,598 for 2008 as a result of new depreciation on capital equipment and adjustments to certain patent expenses. Interest expense for the nine months has decreased from $120,410 to $39,205 for the year to date third quarter 2007 to 2008 as a result of the elimination of compensation relating to loans which were fully paid off before YE 2008 and lower interest replacement loans. Our profit margin increased slightly from 62% to 63% due to increased production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended November 30, 2008, the net profit improved to $535,460 (after deducting stock based compensation of $24,209) as compared to a loss of $65,791 (after deducting stock based compensation for financing of $75,840 and $37,518 for employee and director stock options) for the previous year to date primarily as a result of our improved sales performance, especially with our Freedom60 and to a lesser extent, Res-Q-Vac sales. For the nine months ending November 30, 2008, Net Cash provided from Operations was $310,716 as compared with net cash used by operations of $20,075 for the prior year. This increase is due primarily to increased sales and certain cost controls related to Selling and General and Administrative Expense.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Several payments were issued during nine month period pursuant to this program.

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

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales and cash flow during nine months ended November 30, 2008 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

COMPETITION FOR THE FREEDOM60
-----------------------------

Competition for the Freedom60 for IgG is currently limited to electrically powered infusion devices which are more costly and can create high pressures during delivery which can cause complications for the administration of IgG. However, there can be no assurance that other companies with greater resources will not enter the market with competitive products which will have an adverse effect on our sales.

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

TRADE SHOWS
-----------

In this quarter ended November 30, 2008, we attended tradeshows for Freedom60 including ESID (European Society for Immunodeficiency's) from October 16 to 19 held in the Netherlands and Medica from November 19 to 22 held in Dusseldorf, Germany.

On September 4 we held new distributor training in Middletown, NY and September 29 we held another training session for a distributor in Finland.

For RES-Q-VAC we attended the EMS Expo from October 16 to 19, 2008 held in Las Vegas, NV.

PART I ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

Not Applicable

PART I ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------

The Company's management, including the Company's chief executive officer and chief financial officer, have evaluated the effectiveness of the company's "disclosure controls and procedures "as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its chief executives and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

ITEM 1A. RISK FACTORS
----------------------

Not required for Smaller reporting companies

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30, 2008.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  (a)    EXHIBITS

         31.1 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

         32.1 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                                         January 13, 2009
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer