Form 10-K
period 2009-02-28
REPRO MED SYSTEMS INC
filed 2009-05-29
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended     FEBRUARY 28, 2009
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

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [ ] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a "large accelerated filer", an "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer[ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Based on the closing sales price of August 31,2008 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $4,848,118.

         The number of issued and outstanding shares of the registrant's common stock, $.01 par value was 34,829,286 at May 1, 2009, which includes 2,275,000 shares of Treasury Stock.

                             REPRO-MED SYSTEMS, INC.
                                    FORM 10-K
                                      INDEX
                                                                            Page
FORWARD-LOOKING STATEMENTS
PART I
Item 1-    Business ........................................................   3
Item 1A-   Risk Factors ....................................................  13
Item 1B-   Unresolved Staff Comments .......................................  13
Item 2-    Property ........................................................  14
Item 3-    Legal Proceedings ...............................................  14
Item 4-    Submission of Matters to a Vote of Security Holders .............  14

PART II
ITEM 5-    Market for the Registrant's Common Equity and Related Shareholder
             Matters and Issuer Purchases of Equity Securities .............  14
Item 6-    Selected Financial Data .........................................  15
Item 7-    Management's Discussion and Analysis of Financial Condition and
             Results of Operations .........................................  15
Item 7A -  Quantitative and Qualitative Disclosures about Market Risk ......  19
ITEM 8-    Financial Statements and Supplementary Data .....................  19
ITEM 9-    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures .........................................  38
Item 9A(T)-Controls and Procedures .........................................  38
ITEM 9B-   Other Information ...............................................  39

PART III
Item 10-   Directors, Executive Officers, and Corporate Governance .........  39
ITEM 11-   Executive Compensation ..........................................  40
ITEM 12-   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ...............................  41
ITEM 13-   Certain Relationships and Related Transactions and Director
             Independence ..................................................  42
ITEM 14-   Principal Accountant Fees and Services ..........................  43

PART IV
Item 15-   Exhibits and Financial Statement Schedules ......................  43
Signatures .................................................................  44

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

                                     PART I

ITEM 1. BUSINESS

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

CORPORATE HISTORY

Repro-Med Systems, Inc. was incorporated under the laws of the State of New York in March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, fax is 845-469-5518 and the Internet site is www.rmsmedicalproducts.com.

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

Proprietary technology employed in the FREEDOM60 uses constant pressure to administer drugs. FREEDOM60 avoids an important problem faced by electronic pumps currently on the market which employ constant flow mechanisms that result in potentially dangerous, high pressures placed on indwelling catheters or under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps can generate extremely high pressures exceeding 60psi before the over pressure system will activate. Also with these systems, the alarm can be falsely triggered, and the administration halted until a health professional can verify that the infusion is in fact safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required.

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

The Freedom60 Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market although we believe there is some potential in the hospital setting as well. Other potential applications for the Freedom60 are pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care. The Freedom60 provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, Freedom60 is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, Freedom60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Pre-market Notification for initial design of the Freedom60 as a Class II device was approved by the FDA in August 1994. A revised Form 510(k) has been filed in January 2009 with the FDA to update the Freedom60 with the use of a new proprietary needle delivery system.

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

We have expanded the use of the Freedom60 to cover most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for Freedom60 for use in treating thalissemia with the drug desferal. In Europe we found success in using the Freedom60 for pain control, specifically post-operative epidural pain administration. Our European market also uses the Freedom60 for chemotherapy and subcutaneous immune globulin.

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration (SCIG) has seen increased usage over the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to advertise one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium"; that is the pump finds and maintains a balance between what a patient is able to absorb and what the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing a reliable, faster and a more comfortable administration with fewer side effects for these patients.

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

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60 SALES

In order to receive more favorable Medicare reimbursement for our Freedom60 Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). It was the determination of the Centers for Medicare & Medicaid Services that the Medicare HCPCS code(s) to bill the four Durable

Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater. The new code significantly increases the reimbursement for the Freedom60 for billable syringe pump applications approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007 Medicare issued a letter of clarification stating in part:

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

We have sold approximately 9,300 pumps since March 2000 and approximately 2,300 pumps during the past fiscal year. Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 6,200 FREEDOM60(R) pumps currently in operation. The FREEDOM60(R) pump is designed for a minimum use of 4,000 times which at our list price is amortized at a low $.13 per use. The tubing sets currently have an average price of $4.25.

We estimate that each pump uses an average of four to six tubing sets per month. If the pump is operated up to 4 times per day, the total uses per month would be 48, and thus the pump life expectancy is anticipated to be over six and a half years depending upon the type of application. Tubing sets can be used from one application to many administrations lasting a few days.

COMPETITION FOR THE FREEDOM60

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

NEW PRODUCT ENHANCEMENTS FOR THE FREEDOM60

We have been developing our own needle administration sets for subcutaneous immune globulin, called the Daisy Set which incorporates many enhanced features that we believe will address many of the issues faced by current offerings. The current devices are available with a number of needles from one to six, in three different lengths, and in some cases two different diameters, thus creating a logistical problem for providers to store 38 different kinds of needle sets. Our new Daisy needle sets contain an adjustable needle depth setting, and have the ability to connect to each other to create any number of joined needles, thus reducing all the offerings from 38 to only one type of needle set. In addition, since we have pioneered the fluidics for these administrations, we have designed the Daisy set for very rapid administrations with improved safety. An FDA 510(k) has been submitted for the new set and updated performance features of the Freedom60.

There can be no assurance that we will be able to enter the market during the summer of YE 2010 as planned, that we will be able to deliver the Daisy set at a competitive price point, or that the Daisy set will end up being accepted by the industry.

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

The latest concerns are for diseases that are easily transmitted by small aerosolized droplets such as Asian Bird Flu, Swine flu, and resistant tuberculosis. Other concerns are hepatitis, HIV among others.

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

We are planning a direct sales effort into the hospital market and continue our effort into nursing homes working with a national distributor and by direct sales to penetrate this market. Due to power outages, hurricanes such Katrina and other disasters; there is interest for the RES-Q-VAC for these markets. In the hospital, the RES-Q-VAC is used on crash carts, emergency room, patients in isolation, for tracheotomy patients and to meet new hospital regulations such as EMTALA. Hospitals also are cognizant of infectious disease control and we continue to make them aware of our Full Stop Protection(R) filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030 -Occupational Exposure to Blood borne Pathogens. The RES-Q-VAC(R) is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protection(R). The Company has received a letter from OSHA confirming that the Full Stop Protection(R) falls under the engineering controls of the Blood borne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS, which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC(R) is the only hand-held portable suction system, which meets this requirement.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC(R) and FREEDOM60(R). In the past OEM sales have been as high as 70% of sales (1996). As the company transitioned from OEM sales to our own higher margin proprietary sales, the OEM component has decreased substantially. In 2009 and 2008, contract manufacturing declined in sales from 5.54% in 2008 to 3.61% of sales, in year ended 2009. The Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

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

We continue to support both of our main product lines at both National and International trade shows. In November, we exhibited at Medica in Dusseldorf, Germany; the world's largest medical products trade show. In March 2009 we exhibited at the EMS Today Conference & Exposition in Baltimore, the NHIA show was attended in Baltimore in March of 2009. In May of 2009 we attended the INS show in Nashville TN. We have also reserved our space for the Medica trade show scheduled for November 2009.

The table below presents the product mix for the last two fiscal years.

                                         2009          2008
                                       OF SALES      OF SALES
                                       --------      --------
Infusion Therapy ................       67.62%        55.52%
Medical Suction .................       27.34%        35.35%
Gynecological Instruments .......        1.43%         3.33%
Contract Manufacturing ..........        3.61%         5.54%
Other ...........................           -           .26%

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

As of February 28, 2009, we employed 33 employees, 24 were assigned to manufacturing operations, 5 to sales and customer support, 1 to administrative functions, 1 to quality assurance functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is also instrumental in sales, marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

In the third quarter of the 2005 fiscal year, it was brought to management's attention that one of the Company's German distributors had commenced selling copy, manufactured in China, of our basic RES-Q-VAC(R), using the RES-Q-VAC(R) name. We are pleased to announce that the distributor eventually agreed to discontinue use of the RES-Q-VAC(R) name, destroy its existing inventory of the copied pumps and to refrain from selling the copied pumps in the future.

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

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting Company.

ITEM 1B. UNREASOLVED STAFF COMMENTS

Not applicable as the Company is a smaller reporting Company.

ITEM 2. PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $49,935 for the year ended February 28, 2009.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended February 28, 2009.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2009, 34,829,286 shares were issued and outstanding and there were approximately 1,062 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.

                               HIGH       LOW
                               ----       ---
2009 QUARTER ENDED
February 28, 2009 ......      $0.27      $0.09
November 30, 2008 ......      $0.30      $0.05
August 31, 2008 ........      $0.25      $0.14
May 31, 2008 ...........      $0.22      $0.08

2008 QUARTER ENDED
February 29, 2008 ......      $0.19      $0.07
November 30, 2007 ......      $0.23      $0.09
August 31, 2007 ........      $0.14      $0.05
May 31, 2007 ...........      $0.08      $0.04

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 192,307 shares of Repro-Med common stock at $0.52 per share. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.52

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2009, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

REVENUE RECOGNITION

In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collect ability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

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

RESULTS OF OPERATIONS

2009 vs. 2008

Our Net income for the year ending February 28,2009 was $1,030,855 as compared to a loss of $2,499 for the previous year, this was primarily due to an increase in sales of 46.5%, as sales for YE 2009 came in at the highest in our company's history at $3,439,110 as compared to $2,347,678 for YE 2008. The increase in income was also attributable to the $306,000 income tax benefit resulting from the reduction in the valuation allowance of the deferred tax asset related to tax net operating loss carryovers. The YE 2008 loss included stock based compensation of $160,306 to a board member for securing a loan to allow us to payoff previous financing from a group of promissory note holders and employee stock option grants. The stock based compensation paid for YE 2009 was $24,209 which was incurred due to the issuance of yearly employee incentive options.

We recorded deferred tax assets in the amount of $689,520 and $962,000 for the years ended February 28, 2009 and February 29, 2008, respectively. The deferred tax assets have been offset by valuation allowances of $383,520 and $962,000 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. Management based the valuation allowance calculations on the prospect of future profitability. The amount $306,000 we recognized on February 28, 2009 is our estimation of the amount which is likely to be utilized for the fiscal year ended February 28, 2010.

The Freedom60 continues to lead our sales increases with an overall improvement of 74.5% going from $1,303,589 in YE 2008 to $2,274,756 for the current year. The increase is due to additional sales for use with immune globulin, antibiotics, and to a lesser extent, new international sales coming in approximately mid year. We have concentrated the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin (SCIG) market. This sales increase was due to our direct efforts, and the reimbursement, which was increased significantly and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced (trained) and sold virtually every major SCIG provider in the domestic market. Reflected in the sales year to date is our new distributor in Finland who has begun selling the Freedom60 in the Scandinavian market since July. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, we expect many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications.

Although we committed most of our resources on the Freedom60, our RES-Q-VAC(R) sales also increased overall by 13.8% to $ 943,743 from $829,329 in part due to the introduction of a new marketing and pricing strategy, and improved sales internationally. We intend to continue to introduce the RES-Q-VAC to the hospital markets, and further our emergency medical sales with the new RES-Q-VAC ULTRA products. We also have begun a new limited marketing initiative for RES-Q-VAC in the hospital, nursing home market, dental sales, and prisons, and sales to the government and military.

We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60(R) Syringe Infusion System and the RES Q VAC(R) Medical Suction System. This includes mail marketing, telemarketing, trade shows, and increased on site sales calls.

Combined sales of all of our non-core product lines increased slightly by 4.4% with Gynecological products and veterinary products decreasing but was more than offset by increases in our needle set sales. Cost of goods sold increased from $899,978 for year ended February 29, 2008 as compared to $1,243,387 for the current year primarily as a result of increased sales. Gross profit margin for the year ended February 28, 2009 increased slightly to 63.8%, as compared with 61.7% for the previous year primarily as a result of increased sales. Selling, General & Administrative Expenses (SG&A) increased by $184,856 year over year from $1,130,060 to $1,314,916 due to additional marketing expenses associated with our increase in sales, and general increases in payroll. Stock based compensation decreased this year to $24,209 from $160,306 in the year ended 2008.

Research and development expenses decreased from $59,932 to $22,441 primarily due to reallocation of certain labor costs to the sales department.

Depreciation and amortization expense increased by 24% to $79,355 during the year ended February 28, 2009 as compared to $64,199 for the previous year 2008 as a result of new depreciation on capital equipment and adjustments to certain patent expenses. Interest expense decreased from $200,156 to $51,680 due to loan consolidations, lower interest rates, elimination of higher interest debts and reduction in finance related option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our net operating profit for the year ended February 28, 2009 was $779,011 as compared with $193,509 for the previous year. For the year ended February 28, 2009 Net Cash provided from Operations was $528,180 as compared with $117,614 for the prior year. This change of $410,566 was due primarily to increased sales of $1,091,432.

At the end of fiscal year 2009, the net working capital improved to $1,288,733 from ($50,754) due to the results of operations, the recognition of a portion of the deferred tax asset and refinancing from current liability of a revolving loan agreement to a conventional term loan of $672,663, held by one of our directors. This loan has a current term of 12 years with an interest rate of 6% and is paid monthly.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year however we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of the current fiscal year there is approximately $55,000 remaining in payment assistance from this grant.

Accounts Receivable, net of reserves, increased at February 28, 2009 to $488,742 as compared to $297,206 for the previous year as a result of our increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28,2009, 94% of Accounts Receivable were current or less than 30 days past due, 1% were at 30-60 days and 5% were over 61 days. Prepaid expenses and other receivables Increased to $73,197 from $44,392 as a result of advance payment for tradeshows that will be attended in May and June of 2009 and advance payments of business and health insurance premiums.

EXPENDITURES FOR CAPITAL EQUIPMENT in 2009 were $63,383 and patent costs were $589 on filings for new products that initiated during the year.

Approximately ten years ago we agreed to rework approximately 13,000 units of a product for an OEM customer order, which was to be completed in prior years. The total additional material and labor cost to complete this rework approximates $93,447 of which we have $57,061 in inventory.

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations. Currently we have a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $10,000 per month for the first 10 years of the lease term and increasing to $11,042 thereafter, we also contribute payments of 65% of the building's annual property taxes, amounting to $49,935 for the year ended February 28, 2009

In raising capital beginning in February 2004, the Company issued promissory notes in the total amount of $432,000. These five-year promissory notes paid 2% over prime plus four shares of common stock per year for every year the loan was in place. The loans were fully satisfied by the end of February 2008 and have been recently replaced with a term loan with one of our directors in February 2009.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash flow during the year ended February 28, 2009 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

SUBSEQUENT EVENTS

None

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as the Company is a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MMQ                                                    Francis J. Merkel, CPA
                                                       Joseph J. Quinn, CPA, CVA
McGrail Merkel Quinn & Associates                      Daniel J. Gerrity, CPA
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS             Mary Ann E. Novak, CPA


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Repro-Med Systems, Inc.
Chester, New York

         We have audited the accompanying balance sheet of Repro-Med Systems, Inc. as of February 28, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Repro-Med Systems, Inc. for the year ended February 29, 2008 were audited by other auditors whose report dated June 12, 2008, expressed an unqualified opinion on those statements.

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

         In our opinion, the 2009 financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

         We were not engaged to examine management's assertion about the effectiveness of Repro-Med Systems, Inc.'s internal control over financial reporting as of February 28, 2009 included in Item 9A(T) and, accordingly, we do not express an opinion thereon.

/s/ McGrail Merkel Quinn
       & Associates

Scranton, Pennsylvania
May 28,2009

                              RSM McGladreyNetwork
                          An Independently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                   www.mmq.com

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Repro-Med Systems, Inc.
Chester, NY


We have audited the accompanying balance sheet of Repro-Med Systems, Inc. as of February 29, 2008 and the related statements of operations, stockholders deficit and cash flows for the year then ended. Repro-Med Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 29, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Meyler & Company, LLC


June 12, 2008
Middletown, NJ

                                   REPRO-MED SYSTEMS, INC.
                                       BALANCE SHEETS
                                                                 FEBRUARY 28,   FEBRUARY 29,
                                                                     2009           2008
                                                                 -----------    -----------
                                     ASSETS

CURRENT ASSETS:
  Cash .......................................................   $   519,209    $    95,561
  Accounts Receivable less allowance for doubtful accounts of
    $26,783 and $26,115 for February 2009 and February 2008,
    respectively .............................................       488,742        297,206
  Inventory ..................................................       621,849        551,032
  Prepaid Expenses ...........................................        73,197         44,392
  Deferred Tax Asset Net of Valuation Allowance of $383,520
    and $962,000 for February 2009 and February 2008,
    respectively .............................................       306,000              -
                                                                 -----------    -----------

Total Current Assets .........................................     2,008,997        988,191

PROPERTY & EQUIPMENT, less accumulated depreciation of
  $1,197,359 and $1,126,612 for February 2009 and
  February 2008, respectively ................................       228,312        235,677

OTHER ASSETS:
  Patents, net of accumulated amortization of $91,198 and
    $82,590 for February 2009 and February 2008, respectively         36,335         44,354
  Goodwill ...................................................         8,609          8,609
  Security Deposit ...........................................        28,156         28,156
                                                                 -----------    -----------

Total Other Assets ...........................................        73,100         81,119
                                                                 -----------    -----------

TOTAL ASSETS .................................................   $ 2,310,409    $ 1,304,987
                                                                 ===========    ===========

         The accompanying notes are an integral part of these Financial Statements.

                                        Page 22 of 44

                                   REPRO-MED SYSTEMS, INC.
                                       BALANCE SHEETS
                                                                 FEBRUARY 28,   FEBRUARY 29,
                                                                     2009           2008
                                                                 -----------    -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Note payable to financial institution ......................   $         -    $   400,000
  Notes payable - current portion ............................         4,600         19,293
  Note payable to related parties - current portion ..........       117,660              -
  Deferred capital gain - current portion ....................        22,481         22,481
  Accounts Payable ...........................................       219,477        342,433
  Accrued Expenses ...........................................       142,541         53,180
  Accrued Interest ...........................................        46,183         63,590
  Accrued Preferred stock dividends ..........................        60,000         52,000
  Accrued payroll and related taxes ..........................        13,783         18,594
  Warranty liability .........................................        93,447         62,194
  Customer deposits ..........................................            92          5,180
                                                                 -----------    -----------

Total Current Liabilities ....................................       720,264      1,038,945
                                                                 -----------    -----------

OTHER LIABILITIES
  Notes payable - less current portion .......................        27,719         32,250
  Notes payable to related parties - less current portion ....       655,003        394,000
  Deferred capital gain less current portion .................       202,335        224,815
                                                                 -----------    -----------

Total Other Liabilities ......................................       885,057        651,065
                                                                 -----------    -----------

Total Liabilities ............................................     1,605,321      1,690,010
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 8% cumulative, liquidation value
    $100,000, $0.01 par value, 2,000,000 shares authorized,
    10,000 shares issued and outstanding in 2009 and 2008 ....           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
    34,829,286 issued and outstanding in 2009 and 2008 .......       348,293        348,293
  Additional paid-in Capital .................................     2,913,350      2,846,094
  Accumulated deficit ........................................    (2,414,655)    (3,437,510)
                                                                 -----------    -----------
                                                                     847,088       (243,023)

  Less: Treasury Stock, 2,275,000 shares at cost at
    February 28, 2009 and February 29, 2008 ..................      (142,000)      (142,000)
                                                                 -----------    -----------

  Total Stockholders' Equity (Deficit) .......................       705,088       (385,023)
                                                                 -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit) .........   $ 2,310,409    $ 1,304,987
                                                                 ===========    ===========

         The accompanying notes are an integral part of these Financial Statements.

                                        Page 23 of 44

                                   REPRO-MED SYSTEMS, INC.
                                  STATEMENTS OF OPERATIONS
                                                                     FOR THE YEARS ENDED
                                                                 ---------------------------
                                                                 FEBRUARY 28,   FEBRUARY 29,
                                                                     2009           2008
                                                                 ------------   ------------
NET SALES ....................................................   $ 3,439,110    $ 2,347,678

Cost and Expenses
  Cost of goods Sold .........................................     1,243,387        899,978
  Selling, general and administrative ........................     1,314,916      1,130,060
  Research and development ...................................        22,441         59,932
  Depreciation and amortization ..............................        79,355         64,199
                                                                 -----------    -----------
Total Costs and Expenses .....................................     2,660,099      2,154,169
                                                                 -----------    -----------

Net Operating Profit (Loss) ..................................       779,011        193,509

Other Income/(Expenses)
  Interest Expense ...........................................       (51,680)      (200,156)
  Gain / (Loss) Foreign Currency Exchange ....................        (2,484)             -
  Interest and Other Income ..................................             8          4,148
                                                                 -----------    -----------
Total other Income/(Expense) .................................       (54,156)      (196,008)

INCOME (LOSS) BEFORE TAXES ...................................       724,855         (2,499)

  Income Tax Benefit .........................................       306,000              -
                                                                 -----------    -----------

  NET INCOME (LOSS) ..........................................     1,030,855         (2,499)

Preferred stock dividends ....................................         8,000          8,000
                                                                 -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ...........   $ 1,022,855    $   (10,499)
                                                                 ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE AVAILABLE TO COMMON
  STOCKHOLDERS BASIC AND DILUTED .............................   $      0.03    $     (0.01)
                                                                 ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...................    34,829,286     32,677,223
                                                                 ===========    ===========

         The accompanying notes are an integral part of these Financial statements.

                                        Page 24 of 44

                                          REPRO-MED SYSTEMS, INC
                                         STATEMENTS OF CASH FLOWS
                                                                                  FOR THE YEARS ENDED
                                                                              ---------------------------
                                                                              FEBRUARY 28,   FEBRUARY 29,
                                                                                  2009           2008
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss) .......................................................   $ 1,030,855    $    (2,499)
  Adjustments to reconcile net loss to net cash from operating activities:
    Stock based Compensation ..............................................        15,972         30,338
    Interest expense paid with common stock and options ...................         8,237        129,968
    Interest charged to additional paid in capital ........................        43,047              -
    Amortization of prepaid consulting ....................................             -          4,000
    Depreciation and amortization .........................................        79,355         64,198
    Deferred capital gain - building lease ................................       (22,480)       (22,480)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ............................      (191,536)       (82,760)
    (Increase) decrease in inventory ......................................       (70,817)       (61,294)
    (Increase) decrease in prepaid expense ................................       (28,805)       (38,082)
    (Increase) decrease in deferred tax asset .............................      (306,000)             -
    Increase (decrease) in accounts payable ...............................      (122,956)       (41,007)
    Increase (decrease) in accrued payroll and related taxes ..............        (4,811)         9,186
    Increase (decrease) in accrued expense ................................        89,361          7,001
    Increase (decrease) in accrued preferred stock dividends ..............             -          8,000
    Increase (decrease) in warranty liability .............................        31,253         62,194
    Increase (decrease) in customer deposits ..............................        (5,088)         5,180
    Increase (decrease) in security deposits ..............................             -         26,646
    Increase (decrease) in accrued interest ...............................       (17,407)        19,025
                                                                              -----------    -----------
NET CASH PROVIDED  BY OPERATING ACTIVITIES ................................       528,180        117,614
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment .....................................       (63,383)       (38,558)
  Payments for patents ....................................................          (589)        (7,681)
                                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES .....................................       (63,972)       (46,239)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on note payable to financial institution .......................      (400,000)             -
  Proceeds from payable to financial institution ..........................             -        400,000
  Payments on note payable ................................................        (4,223)          (344)
  Proceeds from note payable to related parties ...........................       378,663         20,000
  Payments on notes payable to related parties ............................       (15,000)      (486,274)
  Payments on capitalized lease obligations ...............................             -           (617)
  Preferred stock dividends ...............................................             -         (8,000)
                                                                              -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES .....................................       (40,560)       (75,235)
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       423,648         (3,860)
CASH BEGINNING OF YEAR ....................................................        95,561         99,421
                                                                              -----------    -----------
CASH END OF YEAR ..........................................................   $   519,209    $    95,561
                                                                              ===========    ===========

Supplemental Information
Cash paid during the year for:
   Interest ...............................................................   $    17,203    $    51,113
Non-Cash activities:
  Purchase of equipment with a note payable ...............................             -         36,887
  Exercise of warrants and options as payment on note payable to individual             -         51,000
  Issuance of common stock to settle accounts payable .....................             -         60,000

                The accompanying notes are an integral part of these Financial Statements.

                                              Page 25 of 44

                                               REPRO-MED SYSTEMS, INC.
                                     STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
                             FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29 2008
                            PREFERRED STOCK      COMMON STOCK
                            ---------------  --------------------   PAID-IN    ACCUMULATED   TREASURY
                             SHARES  AMOUNT    SHARES     AMOUNT    CAPITAL      DEFICIT       STOCK        TOTAL
                            -------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 28, 2007   10,000  $  100  31,033,286  $310,333  $2,612,748  $(3,427,011)  $(142,000)  $ (645,830)

Preferred stock dividends         -       -           -         -           -       (8,000)          -       (8,000)

Issuance of common stock
 in connection with
 obtaining loan financing
 at $0.04 per share ......        -       -   1,592,000    15,920      55,260            -           -       71,180

Fair value of stock
 options issued and
 exercisable .............        -       -           -         -      45,966            -           -       45,966

Issuance of common stock
 to consultants at $0.04
 per share ...............        -       -     204,000     2,040       6,120            -           -        8,160

Exercise of 600,000
 employee stock options at
 $.06 ....................        -       -     600,000     6,000      30,000            -           -       36,000

Exercise of 150,000 shares
 from warrants at $.10 ...        -       -     150,000     1,500      13,500            -           -       15,000

Issuance of common stock
 for guarantee of loan at
 $.05 per share ..........        -       -     500,000     5,000      30,000            -           -       35,000

Issuance of common stock
 for settlement of legal
 fees at $.08 per share ..        -       -     750,000     7,500      52,500            -           -       60,000

Net loss for year ended
February 29, 2008 ........        -       -           -         -           -       (2,499)          -       (2,499)
                            -------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 29, 2008   10,000     100  34,829,286   348,293   2,846,094   (3,437,510)   (142,000)    (385,023)

Preferred stock dividends         -       -           -         -           -       (8,000)          -       (8,000)

Fair value of stock
 options issued and
 exercisable .............        -       -           -         -      24,209            -           -       24,209

Accrued interest on
 shareholder loan ........        -       -           -         -      43,047            -           -       43,047

Net income for the year
 ended February 28, 2009 .        -       -           -         -           -    1,030,855           -    1,030,855
                            -------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 28, 2009   10,000  $  100  34,829,286  $348,293  $2,913,350  $(2,414,655)  $(142,000)  $  705,088

                     The accompanying notes are an integral part of these Financial Statements.

                                                    Page 26 of 44

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

NOTE 1   THE COMPANY AND NATURE OF BUSINESS

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

         INCOME TAXES

         Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

         The Company recorded deferred tax assets in the amount of $689,520 and $962,000 for the years ended February 28, 2009 and February 29, 2008, respectively. The deferred tax assets have been offset by valuation allowances of $383,520 and $962,000 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. Management based the valuation allowance calculations on the prospect of future profitability. The Amount Recognized at February 28, 2009, Namely $306,000 Represents Management, Evaluation of the amount which is likely to be utilized for the fiscal year ended February 28, 2010.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

         The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at February 28, 2009 and February 29, 2008 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

         Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No interest or penalties for income taxes were recognized during the years ended February 28, 2009 and February 29, 2008.

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

         NET INCOME PER COMMON SHARE

         Basic earnings per share is computed on the weighted average of common shares outstanding during each year, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 9) and convertible preferred stock shares as follows:

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                          INCOME         SHARES        PER-SHARE
FEBRUARY 28, 2009                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
-----------------                      -----------    -------------    ---------
Basic Net Income Per Common Share
  Income available ................      1,022,855       34,829,286        0.03
  Preferred stock dividends .......          8,000                -           -
  Options includable ..............              -        2,766,689           -
  Convertible preferred stock .....              -          192,307           -
                                       -----------    -------------    --------
Diluted Net Income Per Common Share      1,030,855       37,788,282        0.03
                                       -----------    -------------    --------

                                          INCOME         SHARES        PER-SHARE
FEBRUARY 29, 2008                      (NUMERATOR)    (DENOMINATOR)      AMOUNT
-----------------                      -----------    -------------    ---------
Basic Net Loss Per Common Share
  Loss available ..................        (10,499)      32,677,223       (0.01)
  Preferred stock dividends .......          8,000                -           -
  Options includable ..............              -        2,058,501           -
  Convertible preferred stock .....              -          200,000           -
                                       -----------    -------------    --------
Diluted Net Income Per Common Share         (2,499)      34,935,724       (0.01)
                                       -----------    -------------    --------

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

         REVENUE RECOGNITION

         In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collect ability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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

         EMERGING ACCOUNTING STANDARDS

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning March 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis for which delayed application is permitted until the Company's year beginning March 1,2009.

         The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4), and in March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

         recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007.

         The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141 (R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, and Amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

         The effects of SFAS No. 141 (R) on the Company's financial statements will depend on the nature and significance of any acquisitions subject to SFAS No. 141 (R). The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or the Company's quarter ending May 31,2009. As this pronouncement is only disclosure-related, the Company does not anticipate that SFAS No. 161 will have an impact on its financial position and results of operations.

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

         In April 2008, the FASB issued Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 on the Company will depend on the size and nature of acquisitions on or after March 1,2009.

         In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers' plan assets in a defined benefit pension or other postretirement plan, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurement on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, the Company does not anticipate that FAS 132 (R)-1 will have an impact on its financial position and results of operations.

NOTE 3   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                        February 28, 2009      February 29, 2008
                                        -----------------      -----------------
Raw materials ....................           $470,426               $426,587
Work in progress .................             37,391                 56,992
Finished goods ...................            114,032                 67,453
                                             --------               --------
                                             $621,849               $551,032

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                    February 28,    February 29,     Estimated
                                        2009            2008        Useful Lives
                                    ------------    ------------    ------------
Furniture and office equipment ..    $  459,840      $  413,247         5 years

Manufacturing equipment and
tooling .........................       965,831         949,042      7-12 years
                                     ----------      ----------
                                      1,425,671       1,362,289
Less: accumulated depreciation ..     1,197,359       1,126,612
                                     ----------      ----------
Property and Equipment, Net .....    $  228,312      $  235,677

Depreciation expense was $70,747 and $60,283 for the years ended February 28, 2009 and February 29, 2008, respectively.

NOTE 5   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 7 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2010.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $21,500 and $22,500 for the years ended February 28, 2009 and February 29, 2008 respectively. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 6   NOTE PAYABLE TO FINANCIAL INSTITUTION

         On February 21, 2008, the Company borrowed $400,000 from a financial institution under a revolving loan agreement. The loan does not specify a maturity date and was due on demand. The loan was personally guaranteed by a director of the Company. The loan bears interest at the rate of 4.75% per annum. As of February 28, 2009, the financial institution loan was paid off through additional borrowings from Director, (see note 7).

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

NOTE 7   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                             FEBRUARY   FEBRUARY
                                                             28, 2009   29, 2008
                                                             --------   --------
In April 2004, the Company borrowed $25,000 from three
individuals, including $10,000 from the President, at 2%
over the prime-lending rate. These loans mature June 30,
2008. As an additional incentive to make the loans, the
Company agreed to grant one share of its common stock for
each dollar of indebtedness outstanding at each calendar
quarter. During the year ended February 28, 2009, the
individuals were fully repaid. ...........................          -   $ 15,000

The President of the Company has loaned the Company,
$100,000 at 8% interest. The loan is unsecured and matures
March 30, 2010. ..........................................    100,000    100,000

In October, 2006, the Company borrowed $325,000 from a
Director of the company, at 6% interest per annum. This
loan matures April 30, 2010. In addition to the interest
the holder is issued Warrants' to acquire 150,000 shares
of restricted common stock at $.10 per share. The Warrants
vest immediately. On February 21, 2008, the Director
exercised the warrants and stock options granted in June
2007 and, as consideration for the stock received, reduced
the loans outstanding. In February 2009, this loan was
refinanced with the director - see below. ................          -    294,000

In January 2008, the Company entered into an installment
loan arrangement to purchase a vehicle. The loan bears
interest at the rate of 6.735% and is payable in 84
monthly installments of $552. The loan is secured by the
vehicle. .................................................     32,319     36,543

In February 2009, the Company refinanced the loan borrowed
from the Director of the Company. The existing loan was
replaced by a new $672,663 loan, payable in monthly
installments of $5,754 at a rate of 6.00% interest. The
additional monies financed through the Director were used
to pay-off the $400,000 financial institution note,
Referenced in Note 6 above. The Company intends to issue
the Director 755,000 shares of common stock at the price
of $0.11 per share to further reduce the debt. This amount
is considered current. ...................................    672,663          -
                                                             --------   --------
                                                              804,982    445,543
Less current portion .....................................    122,260     19,293
                                                             --------   --------
Long-term portion ........................................   $682,722   $426,250

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

NOTE 8   STOCKHOLDERS' EQUITY

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

         On February 21, 2008, the Company issued 500,000 shares of the Company common stock to a Director for guaranteeing a loan from a financial institution aggregating $400,000. The stock was valued at $0.07 per share.

         On February 28, 2008, the Company issued 750,000 shares of its common stock at $0.08 per share in settlement of $60,000 of legal obligation. The charge was a reduction of accounts payable.

         All of the qualified and non-qualified options existing under the company's qualified and non-qualified options plans have expired at February 28, 2007.

NOTE 9   STOCK OPTIONS

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

         The fair value of each option grant was calculated to be $.0272 on the date of grant using the Black-Schole Option pricing model with the following assumption used for grants during the applicable period.

         Risk free rate .....      2.4%
         Volatility .........      96.16%
         Expected life ......      1.5 years
         Dividend yield .....      0%

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

         During the year ended February 28, 2009, the Company recorded options expense of $24,209 in the accompanying financial statements. As of February 28, 2009, there was approximately $40,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over the next two years.

The following table summarizes the Company's stock options.

                                                    WEIGHTED        WEIGHTED
                                                    -AVERAGE        -AVERAGE
                                                    EXERCISE       REMAINING
            OPTIONS                      SHARES      PRICE      CONTRACTUAL TERM
            -------                    ---------    --------    ----------------

Outstanding at March 1, 2008 ......    3,760,000      0.06
Granted ...........................            -
Exercised .........................            -
Forfeited or expired ..............     (360,000)     0.06
                                       ---------    --------    ----------------
Outstanding at February 28, 2009 ..    3,400,000      0.06            3.3
                                       ---------    --------    ----------------
Exercisable at February 28, 2009 ..    1,860,000      0.06            3.3

A summary of the status of the Entity's nonvested shares as of February 28, 2009, and changes during the year ended February 28, 2009, is presented below.

                                                       WEIGHTED-AVERAGE
        NONVESTED SHARES                 SHARES     GRANT-DATE FAIR VALUE
        ----------------               ---------    ---------------------

Nonvested at March 1, 2008 ........    2,670,000             0.06
Granted ...........................            -
Vested ............................     (770,000)            0.06
Forfeited .........................     (360,000)            0.06
                                       ---------    ---------------------
Nonvested at February 28, 2009 ....    1,540,000             0.06

                             REPRO-MED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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

         At February 28, 2009 minimum future rental payments are:

                     YEAR          MINIMUM RENTAL PAYMENTS
                     ----          -----------------------
                     2010                 $  132,504
                     2011                    132,504
                     2012                    132,504
                     2013                    132,504
                     2014                    132,504
                     Thereafter              662,520
                                          ----------
                                          $1,325,040
                                          ==========

         Rent expense for the year ended February 28, 2009 aggregated $120,000.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $36,000. The provision has been recorded in the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the current year, Meyler & Company, LLC., the independent accountant for the fiscal year ended February 29, 2008, resigned due to a disagreement in audit fees for the year ended February 29, 2008. An unqualified opinion was issued in conjunction with the audit of the fiscal year ended February, 29, 2008. The decision to change accountants was approved by the Board of Directors. During the fiscal year ended February 29, 2008 and the interim periods up to the point of Meyler & Company, LLC's resignation, there were no disagreements in accounting principles or practices, financial statement disclosure, or audit scope or procedures.

On January 9, 2009 McGrail, Merkel, Quinn & Associates, a registered public accounting firm, was engaged by Repro-Med Systems, Inc. to review the quarterly financial statements for the period ended November 30, 2008 and audit the financial statements for the fiscal year ending February 28, 2009. Prior to this engagement, the Company had no previous consultations with the newly appointed accountant. McGrail, Merkel, Quinn & Associates has reviewed this disclosure and has no new information, clarifications, or disagreements.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer, or CFO, and the Chief Operating Officer, or COO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2009. Based on that evaluation, our management, including our CEO/CFO and COO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO and COO, to allow timely decisions regarding required disclosure.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer, also acting as Chief Financial Officer and our Chief Operating Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28,2009, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in the annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

NAME                   AGE      POSITION/HELD SINCE
----                   ---      -------------------
Andrew I. Sealfon      63       President 1980,
                                Treasurer 1983,
                                Chairman 1989,
                                Director 1980,
                                CEO 1986
Paul Mark Baker        58       Director 1991
Remo Spagnoli          79       Director 1993
Ronald Tortorella      57       Chief Operating Officer 2001

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

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $122,499 in salary from Repro-Med during the fiscal year ended February 28, 2009. Mr. Sealfon had been granted incentive stock options, which were issued on June 6, 2007, in Repro-Med under its Stock Option Agreement.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                                  SUMMARY COMPENSATION
       NAME & POSITION             YEAR       SALARY        OTHER *
       ---------------             ----       ------        -------
Andrew I. Sealfon, President       2009      $122,499         --
                                   2008      $109,347         --
                                   2007      $116,757         --
                                   2006      $112,266         --
                                   2005      $119,750

        * Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2009:

                                                                     VALUE OF
                                                   NUMBER OF       UNEXCERCISED
                                                  UNEXERCISED      IN-THE-MONEY
                                                  OPTIONS AT        OPTIONS AT
                       SHARES                      YEAR-END          YEAR-END
 NAME OF              ACQUIRED       VALUE        EXERCISABLE/     EXERCISABLE/
INDIVIDUAL          ON EXERCISE     REALIZED     UNEXERCISABLE     UNEXERCISABLE
----------          -----------     --------     -------------     -------------

A. I. SEALFON

Exercisable .....        0              0           500,000              $0
Unexercisable ...        0              0               0                $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2009, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

NAME OF PRINCIPAL
SHAREHOLDERS AND              NUMBER OF
IDENTITY OF GROUP           SHARES OWNED      PERCENT OF CLASS       NOTES:
-------------------         ------------      ----------------       ------

Andrew I. Sealfon* ......     5,367,250              20%                1,5
Dr. Paul Mark Baker .....     1,034,000               4%                  5
Remo Spagnoli ...........     1,250,000               6%            2,3,4,5

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

(3) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. For fiscal 2009, $8,000 in preferred stock dividends has been accrued on the balance sheet. The preferred stock can be redeemed for 192,307 shares of Repro-Med common stock at $0.52 per share. Consequently, 192,307 shares are deemed beneficially owned by Mr. Spagnoli and included above.

(4) On March 1, 1995, the Board of Directors approved two incentive stock option programs for the benefit of key employees, directors, and officers of Repro-Med Systems, Inc. The two plans, termed the 1995 Stock Option Plan and the 1995 Stock Option Plan For Non-Employee Directors (the "Option Plans"), provide options to purchase 5,000,000 and 500,000 shares, respectively, of Repro-Med common stock. We have filed a Registration Statement with the Securities and Exchange Commission for the Option Plans. The Option Plans expired March 1, 2005. Options granted under the 1995 Stock Option Plan to full time employees and are intended as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. On March 1, 1995, the Board of Directors granted options for 3,800,000 shares. On August 28, 1998 the option price was reduced from $.15 to $.06 per share. The option price of $.06 per share was not less than the fair market value of the common stock on the date the price was reduced. The option price of $.066 cents per share was not less than 110% of the fair market value of the common stock on the date the price was reduced. Options for 100,000 shares are awarded to each Director upon signing on as a Director. Options for 30,000 shares were issued to Dr. Nathan Blumberg, former Director, Dr. Baker and Mr. Spagnoli for their efforts during the fiscal year ended February 28, 2001.

(5) Treasury stock totaling 2,275,000 shares acquired by Repro-Med Systems, Inc. at a cost of $142,000 was excluded from all percentage calculations.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 and $22,500 in each of 2009 and 2008. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

During fiscal year 2004, the Company borrowed $10,000 from Mr. Sealfon under terms similar to the private note program. Interest is payable at 2% over the prime rate plus one share of common stock per quarter for each dollar of indebtedness. As of the date of this report, these shares have not been issued to Mr. Sealfon. The loan matured June 30, 2008 and was paid.

The President of the Company has loaned the Company, $100,000 at 8% interest. The loan is unsecured and matures March 30, 2010.

In October 2006 the Company borrowed $325,000 from a Director of the company, at 6% interest per annum. This loan matured April 30, 2008 and has been refinanced. In addition to the interest the holder is issued Warrants' to acquire 150,000 shares of restricted common stock at $.10 per share. The Warrants vest immediately and were also exercised.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates and Meyler & Company LLC our independent auditors, for professional services rendered for the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

   FEE CATEGORY            FISCAL 2009 FEES         FISCAL 2008 FEES
   ------------            ----------------         ----------------
   Audit Fees (1)               $43,500                 $38,000

   (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. All Other Fees, if any, consist of aggregate fees billed for products or services provided by McGrail Merkel Quinn & Associates and Meyler & Company LLC other than those disclosed above.

The Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

(21)  Subsidiary of Registrant:

         NONE

31.1  Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Added by Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K:
_________

(1) Form 8-K, Item 5.02 - Departure of Directors or Certain Officers; election of Directors, Appointment of Certain officers; Compensatory arrangements of Certain officers, Incorporated by reference for November 5, 2008.

(2) Form 8-K, Item 4.01 - Changes in Registrant's Certifying Accountant, Incorporated by reference for December 10, 2008.

(3) Form 8-K/A, Item 4.01 - Changes in Registrant's Certifying Accountant Incorporated by reference for December 19, 2008.

(4) Form 8-K/A, Item 4.01 - Changes in Registrant's Certifying Accountant Incorporated by reference for January 12, 2009

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated: May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                    May 29, 2009
-------------------------------------------------------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, and Chief Executive Officer, Principal Financial Officer

/s/ Dr. Paul Mark Baker                                  May 29, 2009
-------------------------------------------------------------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli                                        May 29, 2009
-------------------------------------------------------------------------
Remo Spagnoli, Director