Form 10-Q
period 2009-05-31
REPRO MED SYSTEMS INC
filed 2009-07-15
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 2009

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission File Number 0-12305

                             REPRO-MED SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             New York                                     13-3044880
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

24 Carpenter Road, Chester New York                         10918
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 31, 2009, 34,829,286 shares of common stock, $.01 par value per share, were outstanding.

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

         Balance Sheets - May 31, 2009 (Unaudited) and February 28, 2009 .     3

         Statements of Operations (Unaudited) - for the Three-Months Ended
         May 31, 2009 and May 31, 2008 ...................................     4

         Statements of Cash Flows (Unaudited) - for the Three-Months Ended
         May 31, 2009 and May 31, 2008 ...................................     5

         Notes to Financial Statements ...................................  6-12

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................    13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    18

ITEM 4.  Controls and Procedures .........................................    18

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    19

ITEM 1A. Risk Factors ....................................................    19

ITEM 2.  Changes in Securities and Use of Proceeds .......................    19

ITEM 3.  Defaults Upon Senior Securities .................................    19

ITEM 4.  Submission of Matters to a Vote of Security Holders .............    19

ITEM 5.  Other Information ...............................................    19

ITEM 6.  Exhibits ........................................................    19

PART 1 - FINANCIAL INFORMATION

                                       REPRO-MED SYSTEMS, INC.
                                            BALANCE SHEETS
                                                                            MAY 31,      FEBRUARY 28,
                                                                             2009            2009
                                                                          -----------    -----------
                                                                           UNAUDITED
                                                ASSETS
CURRENT ASSETS:
  Cash ................................................................   $   581,249    $   519,209
  Accounts receivable less allowance for doubtful accounts of $27,833
   and $26,783 for May 31, 2009 and February 28, 2009 respectively ....       354,570        488,742
  Inventory ...........................................................       640,950        621,849
  Prepaid expenses ....................................................        61,639         73,197
  Deferred Tax Asset Net of Valuation Allowance of $383,520 and
   $383,520 for May 2009 and February 2009, respectively ..............       287,755        306,000
                                                                          -----------    -----------
  Total Current Assets ................................................     1,926,163      2,008,997
                                                                          -----------    -----------

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,214,063 and
  $1,197,359 at May 31, 2009 and February 28, 2009 respectively .......       237,304        228,312

OTHER ASSETS:
  Patents, net of accumulated amortization of $92,448 and $91,198 at
   May 31, 2009 and February 28, 2009, respectively ...................        35,085         36,335
  Goodwill ............................................................         8,609          8,609
  Security deposit ....................................................        28,156         28,156
                                                                          -----------    -----------
Total Other Assets ....................................................        71,850         73,100
                                                                          -----------    -----------
TOTAL ASSETS ..........................................................   $ 2,235,317    $ 2,310,409
                                                                          ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ......................................   $     4,678    $     4,600
  Notes payable to related parties - current portion ..................       118,181        117,660
  Deferred capital gain - current portion .............................        22,481         22,481
  Accounts payable ....................................................       135,063        219,477
  Accrued expenses ....................................................        98,226        142,541
  Accrued interest ....................................................        48,183         46,183
  Accrued preferred stock dividends ...................................        60,000         60,000
  Accrued payroll and related taxes ...................................        22,800         13,783
  Warranty liability ..................................................        87,242         93,447
  Customer Deposits ...................................................            92             92
                                                                          -----------    -----------
Total Current Liabilities .............................................       596,946        720,264
                                                                          -----------    -----------

OTHER LIABILITIES
  Note payable - less current portion .................................        26,492         27,719
  Notes payable to related parties - less current portion .............       646,023        655,003
  Deferred capital gain less current portion ..........................       196,715        202,335
                                                                          -----------    -----------
Total Other Liabilities ...............................................       869,230        885,057
                                                                          -----------    -----------
Total Liabilities .....................................................     1,466,176      1,605,321
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding at May 31, 2009 and February 28, 2009, respectively ....           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   34,829,286 issued and outstanding at May 31, 2009 and February 28,
   2009 ...............................................................       348,293        348,293
  Additional paid-in Capital ..........................................     2,913,350      2,913,350
  Accumulated deficit .................................................    (2,350,602)    (2,414,655)
                                                                          -----------    -----------
                                                                              911,141        847,088
  Less: Treasury Stock, 2,275,000 shares at cost at May 31, 2009 and
   February 28, 2009 ..................................................      (142,000)      (142,000)
                                                                          -----------    -----------
  Total Stockholders' Equity ..........................................       769,141        705,088
                                                                          -----------    -----------
Total Liabilities and Stockholders' Equity ............................   $ 2,235,317    $ 2,310,409
                                                                          ===========    ===========

              The accompanying notes are an integral part of these Financial Statements

                                                Page 3

                             REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    FOR THE THREE MONTHS ENDED
                                                             MAY 31,
                                                       2009             2008
                                                   ------------    ------------

NET SALES ......................................   $    813,129    $    699,976

COST AND EXPENSES
  Cost of goods sold ...........................        312,535         248,715
  Selling, general and administrative ..........        376,689         353,412
  Research and development .....................          7,129           3,305
  Depreciation and amortization ................         17,954          18,156
                                                   ------------    ------------
TOTAL COSTS AND EXPENSES .......................        714,307         623,588
                                                   ------------    ------------

NET OPERATING PROFIT ...........................         98,822          76,388

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange ................           (801)              -
  Interest Expense .............................        (12,247)        (11,604)
  Interest and Other Income ....................            238               -
                                                   ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ...................        (12,810)        (11,604)
                                                   ------------    ------------

  NET PROFIT BEFORE TAXES ......................         86,012          64,784

    Provision for Income Taxes .................        (21,959)              -
                                                   ------------    ------------

  NET INCOME ...................................   $     64,053    $     64,784

PREFERRED STOCK DIVIDENDS ......................              -               -
                                                   ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ....   $     64,053    $     64,784
                                                   ------------    ------------

  NET INCOME PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS, BASIC AND DILUTED ......           0.01            0.01
                                                   ============    ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...     34,829,286      34,829,286
                                                   ============    ============

    The accompanying notes are an integral part of these Financial Statements

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                           FOR THE THREE MONTHS
                                                                  ENDED
                                                          ---------------------
                                                           MAY 31,     MAY 31,
                                                            2009        2008
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...........................................  $  64,053   $  64,784
  Adjustments to reconcile net income to net cash from
   operating activities:
    Interest charged to additional paid in capital .....          -       4,410
    Depreciation and amortization ......................     17,954      18,156
    Deferred capital gain - building lease .............     (5,620)     (5,620)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .........    134,172     (28,401)
    (Increase) decrease in inventory ...................    (19,101)    (23,672)
    (Increase) decrease in prepaid expense .............     11,558       9,085
    (Increase) decrease in deferred tax asset ..........     18,245           -
    Increase (decrease) in accounts payable ............    (84,414)     (9,192)
    Increase (decrease) in accrued payroll and related
     taxes .............................................      9,017       1,510
    Increase (decrease) in accrued expense .............    (44,315)     11,726
    Increase (decrease) in customer deposits ...........          -      (5,180)
    Increase (decrease) in warranty liability ..........     (6,205)          -
    Increase (decrease) in accrued interest ............      2,000       2,300
                                                          ---------   ---------
NET CASH PROVIDED BY  OPERATING ACTIVITIES .............     97,344      39,906
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ..................    (25,696)          -
  Reduction in patents .................................          -         516
                                                          ---------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ....    (25,696)        516
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments on note payable to financial institutes .          -      (1,694)
  Payments to note payable to related parties ..........     (8,459)          -
  Payments on notes payable ............................     (1,149)       (974)
                                                          ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES ..................     (9,608)     (2,668)
                                                          ---------   ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .............     62,040      37,754
CASH BEGINNING OF YEAR .................................    519,209      95,561
                                                          ---------   ---------
CASH END OF YEAR .......................................  $ 581,249   $ 133,315
                                                          =========   =========

Supplemental Information
Cash paid during the year for:
  Interest .............................................  $  10,247   $   4,894

    The accompanying notes are an integral part of these Financial Statements

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

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of May 31, 2009 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

         In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2009 and the results of operations and cash flow for the interim periods ended May 31, 2009 and 2008.

         The results of operations for the three-month period ended May 31, 2009, are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2009, as filed with the Securities and Exchange Commission on Form 10-K.

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

         The Company recorded deferred tax assets in the amount of $671,275 and $689,520 for the quarter ended May 31, 2009 and February 28, 2009, respectively. The deferred tax assets have been offset by valuation allowances of $383,520 for the periods ended May 31, 2009 and February 28, 2009, respectively. Management based the valuation allowance calculations on the prospect of future profitability. The Amount Recognized at May 31, 2009, Namely $287,755 Represents Management, Evaluation of the amount which is likely to be utilized for the remainder of the current year, ending February 28, 2010.

         The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at May 31, 2009 and February 28, 2009 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

         NET INCOME PER COMMON SHARE

         Basic earnings per share is computed on the weighted average of common shares outstanding during each year, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6) and convertible preferred stock shares as follows:

                                         INCOME           SHARES       PRE-SHARE
MAY 31, 2009                           (NUMERATOR)    (DENOMINATOR)      AMOUNT
------------                           -----------    -------------    ---------
Basic Net Income Per Common Share
  Income available ................    $    64,053       34,829,286    $    0.01
  Preferred stock dividends .......              -                -            -
  Options includable ..............              -        2,772,787            -
  Convertible preferred stock .....              -          192,307            -
                                       -----------    -------------    ---------
Diluted Net Income Per Common Share    $    64,053       37,794,380    $    0.01
                                       -----------    -------------    ---------

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

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the February 28, 2009 and May 31, 2008, financial statements have been reclassified to conform to the presentation used in the May 31, 2009, financial statements.

NOTE 2   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                     May 31, 2009     February 28, 2009
                                     ------------     -----------------
         Raw materials .........       $412,538            $470,426
         Work in progress ......         62,957              37,391
         Finished goods ........        165,455             114,032
                                       --------            --------
                                       $640,950            $621,849
                                       --------            --------

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                          May 31,    February 28,     Estimated
                                           2009          2009       Useful Lives
                                        ----------   ------------   ------------
Furniture and office equipment ......   $  483,663    $  459,840       5 years
Manufacturing equipment and tooling .      967,704       965,831     7-12 years
                                        ----------    ----------
                                         1,451,367     1,425,671
Less: accumulated amortization
and depreciation ....................    1,214,063     1,197,359
                                        ----------    ----------
Property and Equipment, Net .........   $  237,304    $  228,312
                                        ----------    ----------

         Depreciation expense was $16,704and $16,958 for three months ended May 31, 2009 and May 31, 2008 respectively.

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 5 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 30, 2011.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $5,375 for three months ended May 31, 2009 and $5,375 for three months ended May 31, 2008. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                        May 31,     February 28,
                                                         2009           2009
                                                       --------     ------------
The President of the Company has loaned the
Company, $100,000 at 8% interest. The loan is
unsecured and matures March 31, 2011 .............      100,000        100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and is payable in 84 monthly installments
of $552. The loan is secured by the vehicle ......       31,170         32,319

In February 2009, the Company refinanced a
previous loan borrowed from a Director of the
Company. The existing loan was replaced by a new
$672,663 loan, payable in monthly installments of
$5,754 at a rate of 6.00% interest. The additional
monies financed through the Director were used to
pay-off a $400,000 financial institution note. The
Company intends to issue the Director 755,000
shares of common stock at the price of $0.11 per
share to further reduce the debt. This amount is
considered current ...............................      664,204        672,663
                                                       --------       --------
                                                        795,374        804,982
Less current portion .............................      122,859        122,260
                                                       --------       --------
Long-term portion ................................     $672,515       $682,722
                                                       --------       --------

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

         Aggregate maturities as required on long-term debt at May 31, 2009 are:

         2010 ............   $122,859
         2011 ............    142,260
         2012 ............     44,941
         2013 ............     47,793
         2014 ............     50,827
         Thereafter ......    386,694
                             --------
                             $795,374
                             --------

NOTE 6   STOCK OPTIONS

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

         Risk free rate ..   2.4%
         Volatility ......   96.16%
         Expected life ...   1.5 years
         Dividend yield ..   0%

         During the quarter ended May 31, 2009, no option expense was recorded because the Company records the expense semi-annually from the grant date. As of May 31, 2009, there was approximately $40,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over the next two years.

         The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                              SHARES    EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------   ---------  ----------------  ----------------
Outstanding at February 28, 2009   3,400,000        0.06
Granted ........................        -
Exercised ......................        -
Forfeited or expired ...........        -
                                   ---------  ----------------  ----------------
Outstanding at May 31, 2009 ....   3,400,000        0.06               3.0
                                   ---------  ----------------  ----------------
Exercisable at May 31, 2009 ....   1,860,000        0.06               3.0
                                   ---------  ----------------  ----------------

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

A summary of the status of the Entity's nonvested shares as of May 31, 2009, and changes during the quarter ended May 31, 2009, is presented below:

                                                  WEIGHTED-AVERAGE
NONVESTED SHARES                     SHARES    GRANT-DATE FAIR VALUE
------------------------------     ---------   ---------------------
Nonvested at February 28, 2009     1,540,000            0.06
Granted ......................          -
Vested .......................          -
Forfeited ....................          -
                                   ---------   ---------------------
Nonvested at May 31, 2009 ....     1,540,000            0.06
                                   ---------   ---------------------

NOTE 7   SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

         At May 31, 2009 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2010 ........          $  132,504
         2011 ........             132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         thereafter ..             629,394
                                ----------
                                $1,291,914
                                ==========

         Rent expense aggregated $33,126 for the three months ended May 31,2009 and $30,000 for the three months ended May 31, 2008.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         Contingencies

         The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $33,600. The provision has been recorded in the Company's financial statements.

NOTE 9   SUBSEQUENT EVENTS

         In June 2009 the Company issued shares to a director that were previously accrued for in conjunction with the directors loan. See Note 5.

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

THREE MONTHS ENDED MAY 31, 2009 VS. 2008
----------------------------------------

Strong sales of our Freedom60 line continued during the quarter ended May 31, 2009 resulting in our net profit of $64,053 for the Quarter as compared to $64,784 for the same quarter in 2008, a decrease of 1% due to a provision for income taxes of $21,959 in current quarter as compared to 0 in the same quarter of the prior year. Selling, General and Administrative Expense (SG&A) increased 7% to $376,689 from $353,412 quarter over quarter 2009 vs. 2008, due to increased staff and associated benefits. Research and Development increased to $7,129 from $3,305 primarily due to reallocation of resources from sales to engineering.

Total gross sales increased by 16% from $702,188 to $815,708 for the three-month period ending May 31, 2009 as compared to the quarter ending May 31, 2008. Returns and allowances were insignificant.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased overall by 35% from $448,790 to $609,166 for the first quarter ending May 31, 2009 as compared to the same period in 2008. This increase is due to the continued increase of sales for use with immune globulin caused by Medicare specifying the Freedom60 for use with SCIG,(subcutaneous immune globulin) and antibiotics along with word of the costs and performance being communicated throughout the industry. Sales of RES-Q-VAC and related accessories showed an overall decrease of 28% from $196,692 to $142,091 with the domestic sales increasing by 8% but was offset by decreasing international sales which were down by 53% during the period. Company sales of non-core products increased during the quarter by $17,956 primarily due to the sales of needle sets purchased to supply along with our Freedom60.

Interest expense increased by 6% to $12,247 from $11,604 as a result of paying interest associated with filing past due New York State tax returns.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended May 31, 2009, the net profit decreased slightly to $64,053 as compared to $64,784 for the three months ended May 31, 2008 primarily as a result of income tax expense, recorded in the amount of $21,959, now that the company has a foreseeable profit for the year. For the three months ending May 31, 2009, Net Cash provided from Operations was $97,344 as compared with net cash provided by operations of $39,906 for the three months ended May 31, 2008. This increase is due primarily to improved payments from our aggressive follow up with our accounts receivable and increase in net income.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year however we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of the current quarter there is approximately $55,000 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales and cash flow during three months ended May 31, 2009 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

TRADE SHOWS
-----------

We continue to support both of our main product lines at both National and International tradeshows. In March we exhibited at both the NHIA: National Home Infusion Association's Annual Conference and Exposition and the EMS Today show held in Baltimore, MD. NHIA represents the interests of organizations that provide alternate-site infusion and specialized pharmacy products and services to the entire spectrum of home-based patients, while EMS Today was for the promotion of RES-Q-VAC to the EMS market. In May, we exhibited at INS: Infusion Nurses Society Annual Meeting and Industrial Exhibition in Nashville, TN; the largest meeting for infusion nursing professionals in the United States. In June we traveled to Orlando, FL for the IDF: Immune Deficiency Foundation National Conference which is the largest gathering of patients with primary immunodeficiency diseases in the world. We have also reserved our space for the Medica 2009 trade show to be held in Dusseldorf, Germany this November. Although these shows are primarily for the Freedom60 product line, we are in the process of seeking additional tradeshows for the promotion of RES-Q-VAC. This quarter in May for RES-Q-VAC, we did also provide a massive in-service of about 4,000 nurses to a major hospital in Miami, FL.

PART I ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART I ITEM 4. CONTROLS AND PROCEDURES

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

ITEM 1A. RISK FACTORS
---------------------

Not required for Smaller reporting companies

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended May 31, 2009.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                              July 15, 2009
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer