Form 10-Q
period 2009-08-31
REPRO MED SYSTEMS INC
filed 2009-10-15
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of August 31, 2009, 35,584,286 shares of common stock, $.01 par value per share, were outstanding.

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

         Balance Sheets - August 31, 2009 (Unaudited) and
         February 28, 2009 ...............................................     3

         Statements of Operations (Unaudited) - for the Three-Months and
         Six months Ended August 31, 2009 and August 31, 2008 ............     4

         Statements of Cash Flows (Unaudited) - for the Six-Months Ended
         August 31, 2009 and August 31, 2008 .............................     5

         Notes to Financial Statements ...................................  6-13

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................    14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    20

ITEM 4.  Controls and Procedures .........................................    20

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    21

ITEM 1A. Risk Factors ....................................................    21

ITEM 2.  Changes in Securities and Use of Proceeds .......................    21

ITEM 3.  Defaults Upon Senior Securities .................................    21

ITEM 4.  Submission of Matters to a Vote of Security Holders .............    21

ITEM 5.  Other Information ...............................................    21

ITEM 6.  Exhibits ........................................................    21

PART 1 - FINANCIAL INFORMATION

                                       REPRO-MED SYSTEMS, INC.
                                            BALANCE SHEETS
                                                                           AUGUST 31,    FEBRUARY 28,
                                                                              2009           2009
                                                                          -----------    -----------
                                                                           UNAUDITED
                                                ASSETS
CURRENT ASSETS:
  Cash ................................................................   $   497,604    $   519,209
  Accounts receivable less allowance for doubtful accounts of $28,723
    and $26,783 for August 31, 2009 and February 28, 2009 respectively        478,942        488,742
  Inventory ...........................................................       707,884        621,849
  Prepaid expenses ....................................................       107,918         73,197
  Deferred Tax Asset Net of Valuation Allowance of $383,520 and
    $383,520 for August 2009 and February 2009 respectively ...........       220,195        306,000
                                                                          -----------    -----------
  Total Current Assets ................................................     2,012,543      2,008,997
                                                                          -----------    -----------

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,229,351 and
  $1,197,359 at August 31, 2009 and February 28, 2009 respectively ....       226,884        228,312

OTHER ASSETS:
  Patents, net of accumulated amortization of $93,858 and $91,198 at
    August 31, 2009 and February 28, 2009, respectively ...............        35,220         36,335
  Goodwill ............................................................         8,609          8,609
  Security deposit ....................................................        28,156         28,156
                                                                          -----------    -----------
Total Other Assets ....................................................        71,985         73,100
                                                                          -----------    -----------
TOTAL ASSETS ..........................................................   $ 2,311,412    $ 2,310,409
                                                                          ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ......................................   $     4,755    $     4,600
  Notes payable to related parties - current portion ..................        35,661        117,660
  Deferred capital gain - current portion .............................        22,481         22,481
  Accounts payable ....................................................       134,776        219,477
  Accrued expenses ....................................................        72,009        142,541
  Accrued interest ....................................................        53,060         46,183
  Accrued preferred stock dividends ...................................        64,000         60,000
  Accrued payroll and related taxes ...................................        14,776         13,783
  Warranty liability ..................................................        75,556         93,447
  Customer Deposits ...................................................            62             92
                                                                          -----------    -----------
Total Current Liabilities .............................................       477,136        720,264
                                                                          -----------    -----------

OTHER LIABILITIES
  Note payable - less current portion .................................        25,285         27,719
  Notes payable to related parties - less current portion .............       639,782        655,003
  Deferred capital gain less current portion ..........................       191,095        202,335
                                                                          -----------    -----------
Total Other Liabilities ...............................................       856,162        885,057
                                                                          -----------    -----------
Total Liabilities .....................................................     1,333,298      1,605,321
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
    outstanding at August 31, 2009 and February 28, 2009, respectively            100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
    35,584,286 and 34,829,286  issued and outstanding at August 31,
    2009 and February 28, 2009, respectively ..........................       355,843        348,293
  Additional paid-in Capital ..........................................     3,008,162      2,913,350
  Accumulated deficit .................................................    (2,243,991)    (2,414,655)
                                                                          -----------    -----------
                                                                            1,120,114        847,088
  Less: Treasury Stock, 2,275,000 shares at cost at August 31, 2009
    and February 28, 2009 .............................................      (142,000)      (142,000)
                                                                          -----------    -----------
  Total Stockholders' Equity ..........................................       978,114        705,088
                                                                          -----------    -----------
Total Liabilities and Stockholders' Equity ............................   $ 2,311,412    $ 2,310,409
                                                                          ===========    ===========

              The accompanying notes are an integral part of these Financial Statements

                                                Page 3

                                           REPRO-MED SYSTEMS, INC.
                                     STATEMENTS OF OPERATIONS UNAUDITED
                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                        AUGUST 31,                      AUGUST 31,
                                                   2009            2008            2009            2008
                                               ------------    ------------    ------------    ------------
NET SALES ..................................   $    947,056    $    936,495    $  1,760,185    $  1,636,471

COST AND EXPENSES
  Cost of goods sold .......................        305,681         317,815         618,216         608,935
  Selling, general and administrative ......        424,548         291,729         801,237         602,882
  Research and development .................          6,880           6,728          14,009          10,033
  Depreciation and amortization ............         16,698          22,440          34,652          40,596
                                               ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ...................        753,807         638,712       1,468,114       1,262,446
                                               ------------    ------------    ------------    ------------

NET OPERATING PROFIT .......................        193,249         297,783         292,071         374,025

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange ............         (2,027)              -          (2,828)              -
  Interest Expense .........................        (11,894)        (18,262)        (24,141)        (29,866)
  Interest and Other Income ................            442               8             680               8
                                               ------------    ------------    ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ...............        (13,479)        (18,254)        (26,289)        (29,858)
                                               ------------    ------------    ------------    ------------

  NET PROFIT BEFORE TAXES ..................        179,770         279,529         265,782         344,167

    Provision for Income Taxes .............        (69,159)              -         (91,118)              -
                                               ------------    ------------    ------------    ------------

  NET INCOME ...............................   $    110,611    $    279,529    $    174,664    $    344,167

PREFERRED STOCK DIVIDENDS ..................   $      4,000           4,000           4,000           4,000
                                               ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS    $    106,611    $    275,529    $    170,664    $    340,167
                                               ------------    ------------    ------------    ------------

  NET INCOME PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS, BASIC AND DILUTED ..              -            0.01               -            0.01
                                               ============    ============    ============    ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     35,518,634      34,829,286      35,173,960      34,829,286
                                               ============    ============    ============    ============

                  The accompanying notes are an integral part of these Financial Statements

                                                   Page 4

                                    REPRO-MED SYSTEMS, INC
                              STATEMENTS OF CASH FLOWS UNAUDITED
                                                                     FOR THE SIX MONTHS ENDED
                                                                     -------------------------
                                                                     AUGUST 31,     AUGUST 31,
                                                                        2009           2008
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...................................................     $ 174,664      $ 344,167
  Adjustments to reconcile net income to net cash from operating activities:
    Stock based Compensation ...................................        19,312         24,209
    Interest charged to additional paid in capital .............             -          8,820
    Depreciation and amortization ..............................        34,652         40,596
    Deferred capital gain - building lease .....................       (11,240)       (11,240)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .................         9,800       (114,048)
    (Increase) decrease in inventory ...........................       (86,035)       (12,741)
    (Increase) decrease in prepaid expense .....................       (34,721)       (31,658)
    (Increase) decrease in deferred tax asset ..................        85,805              -
    Increase (decrease) in accounts payable ....................       (84,701)      (193,757)
    Increase (decrease) in accrued payroll and related taxes ...           993         (7,553)
    Increase (decrease) in accrued expense .....................       (70,532)        17,999
    Increase (decrease) in customer deposits ...................           (30)        (5,180)
    Increase (decrease) in warranty liability ..................       (17,891)             -
    Increase (decrease) in accrued interest ....................         6,877          4,600
                                                                     ---------      ---------
NET CASH PROVIDED  BY OPERATING ACTIVITIES .....................        26,953         64,214
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ..........................       (30,564)             -
  Reduction in patents .........................................             -            516
  Payments for patents .........................................        (1,545)          (680)
                                                                     ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES ..........................       (32,109)          (164)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments on note payable to financial institutes .........             -         (5,733)
  Payments to note payable to related parties ..................       (14,170)             -
  Payments on notes payable ....................................        (2,279)        (2,024)
                                                                     ---------      ---------

NET CASH USED BY FINANCING ACTIVITIES ..........................       (16,449)        (7,757)
                                                                     ---------      ---------

NET (DECREASE), INCREASE IN CASH AND CASH EQUIVALENTS ..........       (21,605)        56,293
CASH BEGINNING OF YEAR .........................................       519,209         95,561
                                                                     ---------      ---------
CASH END OF YEAR ...............................................     $ 497,604      $ 151,854
                                                                     =========      =========

Supplemental Information
Cash paid during the year for:
  Interest .....................................................     $   7,018      $   8,209
Non-Cash Activities
  Issuance of Common Stock to reduce related party loan ........     $  83,050      $       -

           The accompanying notes are an integral part of these Financial Statements

                                            Page 5

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

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of August 31, 2009 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

         In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2009 and the results of operations and cash flow for the interim periods ended August 31, 2009 and 2008.

         The results of operations for the three and six-month periods ended August 31, 2009, are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2009, as filed with the Securities and Exchange Commission on Form 10-K.

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

         The Company recorded deferred tax assets in the amount of $603,715 and $689,520 for the periods ended August 31, 2009 and February 28, 2009, respectively. The deferred tax assets have been offset by valuation allowances of $383,520 for the periods ended August 31, 2009 and February 28, 2009. Management based the valuation allowance calculations on the prospect of future profitability.

         The company recorded a net amount of $306,000 in available net operating loss tax benefits during the quarter ended February 28, 2009. There were no income tax expense recognized in the three and six-months ended August 31, 2008. For the three and six-months ended August 31, 2009, $18,245 and $67,560 were recognized related to the use of a portion of these benefits for current taxable income.

         The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at August 31, 2009 and February 28, 2009 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

                                         INCOME           SHARES       PRE-SHARE
THREE-MONTHS ENDED AUGUST 31, 2009     (NUMERATOR)    (DENOMINATOR)      AMOUNT
----------------------------------     -----------    -------------    ---------
Basic Net Income Per Common Share
  Income available ................    $   106,611       35,518,634    $       -
  Preferred stock dividends .......          4,000                -            -
  Options includable ..............              -        2,777,685            -
  Convertible preferred stock .....              -          192,307            -
                                       -----------    -------------    ---------
Diluted Net Income Per Common Share    $   110,611       38,488,626    $       -
                                       -----------    -------------    ---------

                                         INCOME           SHARES       PRE-SHARE
THREE-MONTHS ENDED AUGUST 31, 2009     (NUMERATOR)    (DENOMINATOR)      AMOUNT
---------------------------------      -----------    -------------    ---------
Basic Net Income Per Common Share
  Income available ................    $   170,664       35,173,960    $       -
  Preferred stock dividends .......          4,000                -            -
  Options includable ..............              -        2,777,685            -
  Convertible preferred stock .....              -          192,307            -
                                       -----------    -------------    ---------
Diluted Net Income Per Common Share    $   174,664       38,143,952    $       -
                                       -----------    -------------    ---------

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

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the February 28, 2009 and August 31, 2008, financial statements have been reclassified to conform to the presentation used in the August 31, 2009,financial statements.

NOTE 2   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                                    August 31, 2009     February 28, 2009
                                    ---------------     -----------------
         Raw materials .........       $412,020            $470,426
         Work in progress ......         24,047              37,391
         Finished goods ........        271,817             114,032
                                       --------            --------
                                       $707,884            $621,849
                                       --------            --------

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                        August 31,   February 28,    Estimated
                                           2009          2009       Useful Lives
                                        ----------   ------------   ------------
Furniture and office equipment ......   $  485,757    $  459,840       5 years
Manufacturing equipment and tooling .      970,478       965,831     7-12 years
                                        ----------    ----------
                                         1,456,235     1,425,671
Less: accumulated amortization
and depreciation ....................    1,229,351     1,197,359
                                        ----------    ----------
Property and Equipment, Net .........   $  226,884    $  228,312
                                        ----------    ----------

         Depreciation expense was $15,289 and $17,485 for the three months ended August 31, 2009 and August 31, 2008, respectively. Depreciation expense was $31,992 and $34,443 for the six months ended August 31,2009 and August 31,2008 respectively.

NOTE 4   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 5 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 31, 2011.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three months ended August 31, 2009 and August 31, 2008, and $10,750 for six months ended August 31,2009 and August 31,2008. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                      August 31,    February 28,
                                                         2009           2009
                                                      ----------    ------------
The President of the Company has loaned the
Company, $100,000 at 8% interest. The loan is
unsecured and matures March 31, 2011 .............     $100,000       $100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and is payable in 84 monthly installments
of $552. The loan is secured by the vehicle ......       30,040         32,319

In February 2009, the Company refinanced a
previous loan borrowed from a Director of the
Company. The existing loan was replaced by a new
$672,663 loan, payable in monthly installments of
$5,754 at a rate of 6.00% interest. The additional
monies financed through the Director were used to
pay-off a $400,000 financial institution note.
During the second quarter of 2009,the Company
issued the Director 755,000 shares of common stock
at the price of $0.11 per share to further reduce
the debt .........................................      575,443        672,663
                                                       --------       --------
                                                        705,483        804,982
Less current portion .............................       40,416        122,260
                                                       --------       --------
Long-term portion ................................     $665,067       $682,722
                                                       --------       --------

         Aggregate maturities as required on long-term debt at August 31, 2009 are:

         2010 ............   $ 40,416
         2011 ............    142,915
         2012 ............     45,638
         2013 ............     48,534
         2014 ............     51,615
         Thereafter ......    376,365
                             --------
                             $705,483
                             --------

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

         During the six-months ended August 31, 2009, $19,312 in option expense was recorded because the Company records the expense semi-annually from the grant date. As of August 31, 2009, there was approximately $20,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized within the next year.

         The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                              SHARES    EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------   ---------  ----------------  ----------------
Outstanding at February 28, 2009   3,400,000        0.06
Granted ........................        -
Exercised ......................        -
Forfeited or expired ...........        -
                                   ---------  ----------------  ----------------
Outstanding at August 31, 2009 .   3,400,000        0.06               2.8
                                   ---------  ----------------  ----------------
Exercisable at August 31, 2009 .   2,630,000        0.06               2.8
                                   ---------  ----------------  ----------------

         A summary of the status of the Entity's nonvested shares as of August 31, 2009, and changes during the Six-months ended August 31, 2009, is presented below:

                                                  WEIGHTED-AVERAGE
NONVESTED SHARES                     SHARES    GRANT-DATE FAIR VALUE
------------------------------     ---------   ---------------------
Nonvested at February 28, 2009     1,540,000            0.06
Granted ......................          -
Vested .......................       770,000            0.06
Forfeited ....................          -
                                   ---------   ---------------------
Nonvested at August 31, 2009 .       770,000            0.06
                                   ---------   ---------------------

REPRO-MED SYSTEMS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 7   SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

         At August 31, 2009 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2010 ........          $  132,504
         2011 ........             132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         thereafter ..             596,268
                                ----------
                                $1,258,788
                                ==========

         Rent expense aggregated $33,126 for the three months ended August 31, 2009 and $30,000 for the three months ended August 31, 2008. Rent expense aggregated $66,252 for the six months ended August 31,2009 and $60,000 for the six months ended August 31, 2008.

NOTE 8   COMMITMENTS AND CONTINGENCIES

         Contingencies

         The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $29,000. The provision has been recorded in the Company's financial statements.

PART I ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of Freedom60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED AUGUST 31, 2009 VS. 2008
-------------------------------------------

Sales of our Freedom60 and related accessories increased 13% for the quarter ended August 31, 2009 over the previous quarter and resulting in total gross sales increasing by 1.5% from $938,458 to $952,164 for the three-month period ending August 31, 2009 as compared to the quarter ending August 31, 2008. Returns and allowances were insignificant.

Net profit for the Quarter was $110,611 as compared to $279,529 for the same quarter in 2008. Cost of goods sold decreased $12,134 or 3.8% from $317,815 in August 31, 2008 to $305,681 in August 31, 2009. Selling, General and Administrative Expense (SG&A) increased 46% to $424,548 from $291,729 quarter over quarter 2009 vs. 2008, due to increased staffing required for new products. Research and Development increased to $6,880 from $6,728 primarily due to reallocation of resources from sales to engineering.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased from $569,498 to $644,934, an increase of $75,436 for the second quarter ending August 31, 2009 as compared to the same period in 2008. This increase is due to the continued increase of sales for use with immune globulin and antibiotics along with word of the costs and performance being communicated throughout the industry. Sales of RES-Q-VAC and related accessories showed an overall decrease of 12% from $318,983 to $279,637 due to a general decrease in sales to the emergency markets which we attribute to the general downturn in the economy. Company sales of non-core products increased during the quarter by $22,233 primarily due to an OEM customer discontinuing one of their product lines. Interest expense decreased by 35% to $11,894 from $18,262 for comparative quarter in 2008 as a result of the repayment of certain notes outstanding in 2008.

SIX MONTHS ENDED AUGUST 31, 2009 VS. 2008
-----------------------------------------

Total sales increased by 7.6% ($123,714) to $1,760,185 from $1,636,471 for the six month period ending August 31, 2009.

Net income shows a profit of $174,664 for the six months ending August 31, 2009 as compared to $344,167 for the same six months in 2008. Cost of Goods sold increased $9,281 or 1.5%, from $608,935 to $618,216 due to an increase in production payroll and related benefits and production supplies.

Selling, General and Administrative increased from $602,882 in August 31, 2008 to $801,237 in August 31, 2009 or 33% resulting from an increase in salaries, benefits and taxes which were added to market our new subcutaneous infusion sets which are still in development. The company also incurred higher auditing fees resulting from obtaining ISO certification status and increases from our SEC auditing and legal fees. In addition the company has hired a full time sales person to focus on the European markets.

Research and Development expenses increased $3,976, or 40% from 10,033 in 2008 to 14,009 in 2009.

Depreciation and amortization expenses decreased by $5,944 from $40,596 in 2008 to $34,652 in2009 as a result of assets reaching their fully depreciated values.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net Cash provided from Operations was $26,953 as compared with net cash provided by operations of $64,214 for the six months ended August 31, 2008. This decrease is due primarily to a lower net income for the period and payments for fiscal '09 audit fees resulting from a change of auditors and legal fees.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs in half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year however we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of August 31, 2009 there is approximately $55,000 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales and cash flow during six months ended August 31, 2009 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

TRADE SHOWS
-----------

We continue to support both of our main product lines at both National and International tradeshows. In March we exhibited at both the NHIA: National Home Infusion Association's Annual Conference and Exposition and the EMS Today show held in Baltimore, MD. NHIA represents the interests of organizations that provide alternate-site infusion and specialized pharmacy products and services to the entire spectrum of home-based patients, while EMS Today was for the promotion of RES-Q-VAC to the EMS market. In May, we exhibited at INS: Infusion Nurses Society Annual Meeting and Industrial Exhibition in Nashville, TN; the largest meeting for infusion nursing professionals in the United States. In June we traveled to Orlando, FL for the IDF: Immune Deficiency Foundation National Conference which is the largest gathering of patients with primary immunodeficiency diseases in the world. We have also reserved our space for the Medica 2009 trade show to be held in Dusseldorf, Germany this November. Although these shows are primarily for the Freedom60 product line, we are in the process of seeking additional tradeshows for the promotion of RES-Q-VAC. This quarter in May for RES-Q-VAC, we also provided a massive in-service of about 4,000 nurses to a major hospital in Miami, FL.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended August 31, 2009.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                              October 15, 2009
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer