Form 10-Q
period 2009-11-30
REPRO MED SYSTEMS INC
filed 2010-01-14
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549

                                    FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended November 30,2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

As of November 30,2009, 35,584,286 shares of common stock, $.01 par value per share, were outstanding.

                             REPRO-MED SYSTEMS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

         Balance Sheets - November 30, 2009 (Unaudited) and
         February 28, 2009 ...............................................     3

         Statements of Operations (Unaudited) - for the Three-Months and
         Nine Months Ended November 30, 2009 and November 30, 2008 .......     4

         Statements of Cash Flows (Unaudited) - for the Nine-Months Ended
         November 30,2009 and November 30, 2008 ..........................     5

         Notes to Financial Statements ...................................  6-13

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 14-20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    20

ITEM 4.  Controls and Procedures .........................................    20

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    21

ITEM 1A. Risk Factors ....................................................    21

ITEM 2.  Changes in Securities and Use of Proceeds .......................    21

ITEM 3.  Defaults Upon Senior Securities .................................    21

ITEM 4.  Submission of Matters to a Vote of Security Holders .............    21

ITEM 5.  Other Information ...............................................    21

ITEM 6.  Exhibits ........................................................    21

PART 1 - FINANCIAL INFORMATION

                                        REPRO-MED SYSTEMS, INC.
                                             BALANCE SHEETS
                                                                            NOVEMBER 30,   FEBRUARY 28,
                                                                                2009           2009
                                                                            ------------   ------------
                                                                             UNAUDITED
                                                 ASSETS
CURRENT ASSETS:
  Cash ..................................................................   $   577,354    $   519,209
  Accounts receivable less allowance for doubtful accounts of $29,773 and
   $26,783 for November 30, 2009 and February 28, 2009 respectively .. ..       522,803        488,742
  Inventory .............................................................       737,923        621,849
  Prepaid expenses ......................................................        68,563         73,197
  Deferred Tax Asset Net of Valuation Allowance of $383,520 and $383,520
   for November 2009 and February 2009 respectively .....................       179,000        306,000
                                                                            -----------    -----------
  Total Current Assets ..................................................     2,085,643      2,008,997
                                                                            -----------    -----------

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,242,810 and
 $1,197,359 at November 30, 2009 and February 28, 2009 respectively .....       231,806        228,312

OTHER ASSETS:
  Patents, net of accumulated amortization of $95,290 and $91,198 at
   November 30, 2009 and February 28, 2009, respectively ................        36,413         36,335
  Goodwill ..............................................................         8,609          8,609
  Security deposit ......................................................        28,156         28,156
                                                                            -----------    -----------
Total Other Assets ......................................................        73,178         73,100
                                                                            -----------    -----------
TOTAL ASSETS ............................................................   $ 2,390,627    $ 2,310,409
                                                                            ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ........................................   $     6,591    $     4,600
  Notes payable to related parties - current portion ....................        36,198        117,660
  Deferred capital gain - current portion ...............................        22,481         22,481
  Accounts payable ......................................................       136,682        219,477
  Accrued expenses ......................................................       101,364        142,541
  Accrued interest ......................................................        52,183         46,183
  Accrued preferred stock dividends .....................................        64,000         60,000
  Accrued payroll and related taxes .....................................        22,255         13,783
  Warranty liability ....................................................        72,186         93,447
  Customer Deposits .....................................................             -             92
                                                                            -----------    -----------
Total Current Liabilities ...............................................       513,940        720,264
                                                                            -----------    -----------
OTHER LIABILITIES

  Note payable - less current portion ...................................        29,961         27,719
  Notes payable to related parties - less current portion ...............       627,652        655,003
  Deferred capital gain less current portion ............................       185,475        202,335
                                                                            -----------    -----------
Total Other Liabilities .................................................       843,088        885,057
                                                                            -----------    -----------
Total Liabilities .......................................................     1,357,028      1,605,321
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding at November 30, 2009 and February 28, 2009, respectively .           100            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   35,584,286 and 34,829,286 issued and outstanding at November 30, 2009
   and February 28, 2009 respectively ...................................       355,843        348,293
  Additional paid-in Capital ............................................     3,008,162      2,913,350
  Accumulated deficit ...................................................    (2,188,506)    (2,414,655)
                                                                            -----------    -----------
                                                                              1,175,599        847,088
  Less: Treasury Stock, 2,275,000 shares at cost at November 30, 2009 and
   February 28, 2009 ....................................................      (142,000)      (142,000)
                                                                            -----------    -----------
  Total Stockholders' Equity ............................................     1,033,599        705,088
                                                                            -----------    -----------
Total Liabilities and Stockholders' Equity ..............................   $ 2,390,627    $ 2,310,409
                                                                            ===========    ===========

               The accompanying notes are an integral part of these Financial Statements

                                                 Page 3

                                        REPRO-MED SYSTEMS, INC.
                                   STATEMENTS OF OPERATIONS UNAUDITED
                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                       NOVEMBER 30,                    NOVEMBER 30,
                                                   2009            2008            2009            2008
                                               ------------    ------------    ------------    ------------
NET SALES ..................................   $    898,103    $    853,591    $  2,658,288    $  2,490,062

COST AND EXPENSES
  Cost of goods sold .......................        309,800         312,917         928,016         921,852
  Selling, general and administrative ......        457,783         314,947       1,259,020         917,829
  Research and development .................          6,841           6,093          20,850          16,126
  Depreciation and amortization ............         14,891          19,002          49,543          59,598
                                               ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ...................        789,315         652,959       2,257,429       1,915,405
                                               ------------    ------------    ------------    ------------

NET OPERATING PROFIT .......................        108,788         200,632         400,859         574,657

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange ............           (443)              -          (3,271)              -
  Interest Expense .........................        (11,374)         (9,339)        (35,515)        (39,205)
  Interest and Other Income ................            437               -           1,117               8
                                               ------------    ------------    ------------    ------------
TOTAL OTHER INCOME/(EXPENSE) ...............        (11,380)         (9,339)        (37,669)        (39,197)
                                               ------------    ------------    ------------    ------------

  NET PROFIT  BEFORE TAXES .................         97,408         191,293         363,190         535,460

    Provision for Income Taxes .............        (41,923)              -        (133,041)              -
                                               ------------    ------------    ------------    ------------
  NET INCOME ...............................   $     55,485    $    191,293    $    230,149    $    535,460

PREFERRED STOCK DIVIDENDS ..................   $          -    $          -    $      4,000    $      4,000
                                               ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS    $     55,485    $    191,293    $    226,149    $    531,460

  NET INCOME PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS .....................              -            0.01            0.01            0.02
                                               ============    ============    ============    ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     35,584,286      34,829,286      35,309,741      34,829,286
                                               ============    ============    ============    ============

               The accompanying notes are an integral part of these Financial Statements

                                                 Page 4

                                    REPRO-MED SYSTEMS, INC
                              STATEMENTS OF CASH FLOWS UNAUDITED
                                                                  FOR THE NINE MONTHS ENDED
                                                                 ----------------------------
                                                                 NOVEMBER 30,    NOVEMBER 30,
                                                                     2009             2008
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...............................................      $ 230,149       $ 535,460
  Adjustments to reconcile net income to net cash from
   operating activities:
    Stock based Compensation ...............................         19,312          24,209
    Interest charged to additional paid in capital .........              -          13,230
    Depreciation and amortization ..........................         49,543          59,598
    Deferred capital gain - building lease .................        (16,860)        (16,860)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .............        (34,061)       (117,026)
    (Increase) decrease in inventory .......................       (116,074)        (11,274)
    (Increase) decrease in prepaid expense .................          4,634         (23,299)
    (Increase) decrease in deferred tax asset ..............        127,000               -
    Increase (decrease) in accounts payable ................        (82,795)       (191,868)
    Increase (decrease) in accrued payroll and related taxes          8,472           4,486
    Increase (decrease) in accrued expense .................        (41,177)         31,846
    Increase (decrease) in customer deposits ...............            (92)         (3,786)
    Increase (decrease) in warranty liability ..............        (21,261)              -
    Increase (decrease) in accrued interest ................          6,000           6,000
                                                                  ---------       ---------
NET CASH PROVIDED  BY OPERATING ACTIVITIES .................        132,790         310,716

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for property and equipment ....................        (48,945)        (18,523)
    Payments for patents ...................................         (4,169)           (164)
                                                                  ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ......................        (53,114)        (18,687)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable ...............................          7,837               -
  Net payments on note payable to financial institutes .....              -         (20,935)
  Payments to note payable to related parties ..............        (25,763)        (15,000)
  Payments on notes payable ................................         (3,605)         (3,122)
                                                                  ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES ......................        (21,531)        (39,057)

NET INCREASE,  IN CASH AND CASH EQUIVALENTS ................         58,145         252,972

CASH BEGINNING OF YEAR .....................................        519,209          95,561
                                                                  ---------       ---------
CASH END OF YEAR ...........................................      $ 577,354       $ 348,533
                                                                  =========       =========

Supplemental Information
Cash paid during the year for:
  Interest .................................................      $  12,251       $  11,739
Non-Cash Activities
  Issuance of Common Stock to reduce related Party Loan ....      $  83,050       $       -

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2009 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2009 and the results of operations and cash flow for the interim periods ended November 30, 2009 and 2008.

The results of operations for the three and nine-month periods ended November 30, 2009, are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2009, as filed with the Securities and Exchange Commission on Form 10-K.

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

The Company recorded deferred tax assets in the amount of $562,520 and $689,520 for the periods ended November 30, 2009 and February 28, 2009, respectively. The deferred tax assets have been offset by valuation allowances of $383,520 for the periods ended November 30, 2009 and February 28, 2009, respectively. Management based the valuation allowance calculations on the prospect of future profitability.

The company recorded a net amount of $306,000 in available net operating loss tax benefits during the quarter ended February 28, 2009. There were no income tax expense recognized in the three and nine-months ended November 30, 2008. For the three and nine-months ended November 30, 2009, $41,195 and $127,000 were recognized related to the use of a portion of these benefits for current taxable income.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at November 30, 2009 and February 28, 2009 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Diluted earnings per share includes an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6) and convertible preferred stock shares as follows:

                                           INCOME         SHARES       PRE-SHARE
THREE-MONTHS ENDED NOVEMBER 30, 2009     (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------     -----------   -------------   ---------

Basic Net Income Per Common Share
  Income available .................     $   55,485     35,584,286             -
  Preferred stock dividends ........              -              -             -
  Options includable ...............              -      2,799,837             -
  Convertible preferred stock ......              -        192,307             -
                                         ----------     ----------     ---------
Diluted Net Income Per Common Share      $   55,485     38,576,430             -
                                         ----------     ----------     ---------


                                           INCOME         SHARES       PRE-SHARE
NINE-MONTHS ENDED NOVEMBER 30, 2009      (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------     -----------   -------------   ---------

Basic Net Income Per Common Share
  Income available .................        226,149     35,309,741          0.01
  Preferred stock dividends ........          4,000              -             -
  Options includable ...............              -      2,799,837             -
  Convertible preferred stock ......              -        192,307             -
                                         ----------     ----------     ---------
Diluted Net Income Per Common Share         230,149     38,301,885          0.01
                                         ----------     ----------     ---------

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

REVENUE RECOGNITION

In accordance with Securities and Exchange Commission's (SEC's), Staff Accounting Bulletin No. 104, sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collect ability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are not included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise and sales incentives are occasional advertising in customer catalogues.

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

SUBSEQUENT EVENTS
-----------------

The Company has evaluated subsequent events through January 14, 2010, the date on which the financial statements were issued.

RECLASSIFICATIONS
-----------------

Certain amounts in the February 28, 2009 and November 30, 2008, financial statements have been reclassified to conform to the presentation used in the November 30, 2009,financial statements.

NOTE 2   INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

                           November 30, 2009       February 28, 2009
                           -----------------       -----------------
Raw materials ........          $452,952               $470,426
Work in progress .....            45,896                 37,391
Finished goods .......           239,075                114,032
                                --------               --------
                                $737,923               $621,849
                                --------               --------

NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                      November 30,   February 28,     Estimated
                                          2009           2009       Useful Lives
                                      ------------   ------------   ------------

Furniture and office equipment ....   $    488,635   $    459,840        5 years

Manufacturing equipment and
 tooling ..........................        985,981        965,831     7-12 years
                                      ------------   ------------
                                         1,474,616      1,425,671
Less: accumulated amortization
 and depreciation .................      1,242,810      1,197,359
                                      ------------   ------------
Property and Equipment, Net .......   $    231,806   $    228,312
                                      ------------   ------------

Depreciation expense was $13,459 and $17,744 for the three months ended November 30, 2009 and November 30, 2008, respectively. Depreciation expense was $45,451 and $52,187 for the nine months ended November 30,2009 and November 30 ,2008 respectively.

NOTE 4   RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 5 - Long-term debt). This note has been approved by the Board of Directors. The President has agreed to extend the maturity date to March 31, 2011.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three months ended November 30, 2009 and November 30, 2008, and $16,125 for nine months ended November 30,2009 and November 30,2008. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5   LONG-TERM DEBT

Long-term debt consists of the following at:

                                                     November 30,   February 28,
                                                         2009           2009
                                                     ------------   ------------

The President of the Company has loaned the
Company, $100,000 at 8% interest. The loan is
unsecured and matures March 31,2011 ..............     $100,000       $100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and is payable in 84 monthly installments
of $552. The loan is secured by the vehicle ......       28,855         32,319

In February 2009, the Company refinanced a
previous loan borrowed from a Director of the
Company. The previous loan was replaced by a new
$672,663 loan, payable in monthly installments of
$5,754 at a rate of 6.00% interest. The additional
monies financed through the Director were used to
pay-off a $400,000 financial institution note.
During the second quarter of 2009,the Company
issued the Director 755,000 shares of common stock
at the price of $0.11 per share to further reduce
the debt .........................................      563,850        672,663

In October 2009, the Company entered into an
equipment loan with Key Equipment Finance. The
loan bears interest at a rate of 7.50% and is
payable in 48 monthly installments of $189 .......        7,697              -
                                                       --------       --------
                                                        700,402        804,982
Less current portion .............................       42,789        122,260
                                                       --------       --------
Long-term portion ................................     $657,613       $682,722
                                                       --------       --------

Aggregate maturities as required on long-term debt at November 30, 2009 are:

         2010 ........   $  42,789
         2011 ........     145,473
         2012 ........      48,383
         2013 ........      51,294
         2014 ........      52,415
         Thereafter ..     360,048
                         ---------
                         $ 700,402
                         ---------

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

During the nine-months ended November 30, 2009, $19,312 in option expense was recorded because the Company records the expense semi-annually from the grant date. As of November 30, 2009, there was approximately $20,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized within the next year.

The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                              SHARES    EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------   ---------  ----------------  ----------------

Outstanding at February 28, 2009   3,400,000        0.06
Granted ........................        -
Exercised ......................        -
Forfeited or expired ...........        -
                                   ---------  ----------------  ----------------
Outstanding at November 30, 2009   3,400,000        0.06               2.5
                                   ---------  ----------------  ----------------
Exercisable at November 30, 2009   2,630,000        0.06               2.5
                                   ---------  ----------------  ----------------

A summary of the status of the Entity's nonvested shares as of November 30, 2009, and changes during the nine-months ended November 30, 2009, is presented below:

                                                  WEIGHTED-AVERAGE
NONVESTED SHARES                     SHARES    GRANT-DATE FAIR VALUE
------------------------------     ---------   ---------------------

Nonvested at February 28, 2009     1,540,000            0.06
Granted ......................          -
Vested .......................       770,000            0.06
Forfeited ....................          -
                                   ---------   ---------------------
Nonvested at November 30, 2009       770,000            0.06
                                   ---------   ---------------------

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

At November 30,2009 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2010 ........          $  132,504
         2011 ........             132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         thereafter ..             563,142
                                ----------
                                $1,225,662
                                ==========

Rent expense aggregated $33,126 for the three months ended November 30, 2009 and $30,000 for the three months ended November 30, 2008. Rent expense aggregated $99,378 for the nine months ended November 30,2009 and $90,000 for the nine months ended November 30, 2008.

NOTE 8   COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $28,000. The provision has been recorded in the Company's financial statements.

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

THREE MONTHS ENDED NOVEMBER 30, 2009 VS. 2008
---------------------------------------------

Sales of our Freedom60 and related accessories increased 13% for the quarter ended November 30, 2009 over the previous quarter and resulting in total gross sales increasing by 5.4% from $855,617 to $901,454 for the three-month period ending November 30, 2009 as compared to the quarter ending November 30, 2008. Returns and allowances were insignificant.

We have taken a portion of our revenues for investment back into the Company to develop new products and achieve more market penetration. Specifically, spending on more marketing for these new products, which includes increased presence at trade shows, additional customer service representatives, and the hiring of a sales associate in Europe increased these costs by 96% over the quarter ending November 2008. Additionally, we improved our infrastructure to meet our expanded needs including computer support, general maintenance as well as increases in production staff and general overhead which resulted in these costs increasing by 64%.

Net profit for the Quarter was $55,485 as compared to $191,293 for the same quarter in 2008. Cost of goods sold decreased $3,117 or 1% from $312,917 in November 30, 2008 to $309,800 in November 30, 2009. Selling, General and Administrative Expense (SG&A) increased 45% to $457,783 from $314,947 quarter over quarter 2009 vs. 2008, due to increased sales staffing required for new products. Research and Development increased to $6,841 from $6,093 primarily due to reallocation of resources from sales to engineering.

Sales of the Freedom60 Syringe Infusion System, related accessories and repairs increased from $636,744 to $694,209, an increase of $57,465 for the third quarter ending November 30, 2009 as compared to the same period in 2008. This increase is due to the continued increase of sales for use with immune globulin and antibiotics along with word of the costs and performance being communicated throughout the industry. Sales of RES-Q-VAC and related accessories showed an overall increase of 1% from $168,987 to $169,858 due to higher foreign sales which offset a decrease in domestic sales. Company sales of non-core products decreased during the quarter by $12,667 primarily due to an OEM customer discontinuing one of their product lines.

Interest expense increased by 22% to $11,374 from $9,339 for comparative quarter in 2008 as a result of refinancing certain notes outstanding in 2008.

NINE MONTHS ENDED NOVEMBER 30, 2009 VS. 2008
--------------------------------------------

Total gross sales increased by 6.9% ($173,063) to $2,669,326 from $2,496,263 for the nine month period ending November 30, 2009.

We have taken a portion of our revenues for investment back into the Company to develop new products and achieve more market penetration. Specifically, spending on more marketing for these new products, which includes increased presence at trade shows, additional customer service representatives, and the hiring of a sales associate in Europe increased these costs by 75.1% over the nine months ending November 2008. Additionally, we improved our infrastructure to meet our expanded needs including computer support, general maintenance as well as increases in production staff and general overhead which resulted in these costs increasing by 42% in the current nine months over the nine months ended November 30, 2008.

Net income shows a profit of $230,149 for the nine months ending November 30, 2009 as compared to $535,460 for the same nine months in 2008. Cost of Goods sold increased $6,164 or 1%, from $921,852 to $928,016 due to an increase in production payroll and related benefits and production supplies.

Selling, General and Administrative increases from $917,829 in November 30, 2008 to $1,259,020 in November 30, 2009 or 37% resulting from an increase in salaries, benefits and taxes which were added to market our new subcutaneous infusion sets which are still in development. The company also incurred higher auditing fees resulting from obtaining ISO certification status and increases from our SEC auditing and legal fees.

Research and Development expenses increased $4,724 or 29% from $16,126 in 2008 to $20,850 in 2009.

Depreciation and amortization expenses decreased by $10,055 from $59,598 in 2008 to $49,543 in 2009 as a result of assets reaching their fully depreciated values.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net Cash provided from Operations was $132,790 as compared with net cash provided by operations of $310,716 for the nine months ended November 30, 2008. This decrease is due primarily to a lower net income for the period including payments for Fiscal 2009 audit fees resulting from a change of auditors and higher legal fees.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs by half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year. However, we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of November 30, 2009 there is approximately $55,000 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales and cash during nine months ended November 30, 2009 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage especially in Europe over the past year. We have been told by meeting users at trade shows that his method has provided them with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to advertise one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium", that is, the pump finds and maintains a balance between the pressure at the patient's sites and the rate that the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing greater convenience and lower cost for these patients.

Repro-Med Systems' objective is to build a product franchise with Freedom60 and the sale of patented disposable tubing sets. Freedom60 uses rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented syringe disc connector ensures that only the Company's Freedom60 tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient.

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

A critical component and advantage of the RES-Q-VAC ULTRA is the Full Stop Protection, (FSP) a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection meets the requirement of the Occupational Safety and Health Administration. The Company has received a letter from OSHA confirming that the RES-Q-VAC with the Full Stop Protection falls under the engineering controls of the Blood Borne Pathogen regulation and that the product's use would fulfill the regulatory requirements.

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

TRADE SHOWS
-----------

We continue to support both of our main product lines at national and international tradeshows. In March, we exhibited at both the National Home Infusion Association's Annual Conference and Exposition and the EMS Today show held in Baltimore, MD. The National Home Infusion Association represents the interests of organizations that provide alternate-site infusion and specialized pharmacy products and services to the entire spectrum of home-based patients, while EMS Today was for the promotion of RES-Q-VAC to the EMS market. In May, we exhibited at Infusion Nurses Society Annual Meeting and Industrial Exhibition in Nashville, TN, the largest meeting for infusion nursing professionals in the United States. In June, we traveled to Orlando, FL for the Immune Deficiency Foundation National Conference which is the largest gathering of patients with primary immunodeficiency diseases in the world. In this quarter ending November 30, 2009 for the Freedom60 line we exhibited at the ECI conference on Immunology in Berlin in October and also at the Medica Trade show in Dusseldorf, Germany. We exhibited at the EMS Expo Trade show in Atlanta in October 2009 to support our RES-Q-VAC in the emergency market.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the quarter ended November 30,2009.

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

/s/ Andrew I. Sealfon                             January 14, 2010

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer