Form 10-K
period 2010-02-28
REPRO MED SYSTEMS INC
filed 2010-06-01
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended     FEBRUARY 28, 2010
                                    -----------------
      Commission File Number        0-12305
                                    -------

                            REPRO-MED SYSTEMS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                       13-3044880
            --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

24 CARPENTER ROAD, CHESTER, NY                               10918
------------------------------                               -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (845)469-2042
                                                         -------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

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

Large accelerated filer [ ]                 Accelerated filer [ ]
Non-accelerated filer   [ ]                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Based on the closing sales price of August 31, 2009 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $4,578,778.

The number of issued and outstanding shares of the registrant's common stock, $.01 par value was 35,584,286 at May 1, 2010, which includes 2,275,000 shares of Treasury Stock.

                            REPRO-MED SYSTEMS, INC.
                                   FORM 10-K
                                     INDEX

                                                                            Page
FORWARD-LOOKING STATEMENTS
PART I
Item 1-    Business ........................................................   3
Item 1A-   Risk Factors ....................................................  13
Item 1B-   Unresolved Staff Comments .......................................  13
Item 2-    Property ........................................................  13
Item 3-    Legal Proceedings ...............................................  13
Item 4-    Removed and Reserved

PART II
ITEM 5-    Market for the Registrant's Common Equity and Related Shareholder
           Matters and Issuer Purchases of Equity Securities ...............  14
Item 6-    Selected Financial Data .........................................  14
Item 7-    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  14
Item 7A-   Quantitative and Qualitative Disclosures about Market Risk ......  18
ITEM 8-    Financial Statements and Supplementary Data .....................  18
ITEM 9-    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures ...........................................  34
Item 9A(T)-Controls and Procedures .........................................  34
ITEM 9B-    Other Information ..............................................  35

PART III
Item 10-   Directors, Executive Officers, and Corporate Governance .........  35
ITEM 11-   Executive Compensation ..........................................  36
ITEM 12-   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ......................  36
ITEM 13-   Certain Relationships and Related Transactions and Director
              Independence .................................................  37
ITEM 14-   Principal Accountant Fees and Services ..........................  37

PART IV
Item 15-   Exhibits and Financial Statement Schedules ......................  38
Signatures .................................................................  39

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

The Freedom60 Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market although we believe there is potential in the hospital setting as well. Other potential applications for the Freedom60 are pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for the home care. The Freedom60 provides a high-quality delivery to the patient at costs similar to gravity and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, Freedom60 is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, Freedom60 delivers precise infusion rates and uniform flow profiles providing consistent transfer of medication. A Form 510(k) Pre-market Notification for initial design of the Freedom60 as a Class II device was approved by the FDA in August 1994. A revised Form 510(k) has been filed in January 2009 with the FDA to update the Freedom60 with the use of a new proprietary needle delivery system. Due to recent changes in FDA guidelines, this application was not accepted and we are currently in negotiations with FDA to revise and submit a new application.

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

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration (SCIG) continued to increase usage during the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to promote one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium"; that is the pump finds and maintains a balance between what a patient's subcutaneous tissues are able to absorb and what the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing a reliable, faster and a more comfortable administration with fewer side effects for these patients.

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

We have sold approximately 13,300 pumps since March 2000 and approximately 3,000 pumps during the past fiscal year. Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets. Although it is impossible to determine exactly how many pumps are in operation at any given time, we estimate that, after allowing for lost pumps and those no longer in use by the purchaser, there are approximately 8,900 FREEDOM60(R) pumps currently in operation. The FREEDOM60(R) pump is designed for a minimum use of 4,000 times which at our list price is amortized at a low $.13 per use. The tubing sets currently have an average price of $5.11.

We estimate that each pump uses an average of four to six tubing sets per month. However, if the pump is operated as often as 48 times in a month, which is probably the upper limit for antibiotic use, then the anticipated pump life expectancy would be over six and half years.

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

NEW PRODUCT ENHANCEMENTS FOR THE FREEDOM60

During January 2010, a new subcutaneous immune globulin called Hizentra(R) with a greater concentration was approved by the FDA. We have performed significant testing of the new drug with the Freedom60 and have been approved by the drug company for use with their drug. Based on initial reactions, the new formulation appears to be an improved drug at higher concentrations, and is expected to replace the previous offerings. We believe that Hizentra will create additional opportunities for the Freedom60 system for YE 2011.

We have been developing our own needle administration sets for subcutaneous immune globulin, which incorporates many enhanced features that we believe will address many of the issues faced by current offerings. Due to the introduction of Hizentra with its increased viscosity, the new needle administration sets were designed with improved flow characteristics. Our new needle set design has very low fluid resistance creating the ability for rapid administrations with improved safety. As mentioned previously, we are negotiating with FDA and plan to submit an FDA 510(k) application for the new set and updated performance features of the Freedom60.

There can be no assurance that we will be able to enter the market during the summer of YE 2011 as planned, that we will be able to deliver the new needle set at a competitive price point, or that the set will end up being accepted by the industry.

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

In 2009 we introduced a new updated version called RES-Q-VAC ULTRA which comes with our FSP filter, new pediatric connectors, new graduated canister, new adult catheters, and new convenient carry pouch. It is also available with a patent pending, fully malleable, portable LED white light source which is attached to the top of the canister system and provides illumination for the medical professional during night time or low light conditions.

A critical component and advantage of the RES-Q-VAC system is the Full Stop Protection, (FSP) a recently patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection meets the requirement of the Occupational Safety and Health Administration. The Company has received a letter from OSHA confirming that the RES-Q-VAC with the Full Stop Protection falls under the engineering controls of the Blood borne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

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

One advantage of our RES-Q-VAC(R) airway suction system is versatility. With the addition of Full Stop Protection(R), we created specific custom RES-Q-VAC(R) kits for various vertical markets:

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

Military Applications - Due to its light weight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC(R)'s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

We are actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and a regional distributor in the respiratory market We also work with a national distributor who is well represented in the hospital market. Due to power outages, hurricanes such Katrina and other disasters; there is interest for the RES-Q-VAC for these markets. In the hospital, the RES-Q-VAC is used on crash carts, emergency room, patients in isolation, for tracheotomy patients and to meet new hospital regulations such as EMTALA. Hospitals also are cognizant of infectious disease control and we continue to make them aware of our Full Stop Protection(R) filter, which protects the users from any contamination from overflow and traps all pathogens inside the suction container. This feature is also a requirement of the Occupational Safety and Health Administration under OSHA 29CFR 1910.1030
- Occupational Exposure to Blood borne Pathogens. The RES-Q-VAC(R) is the only hand-held non-electric suction system with sterile catheters for infants, large catheters for adults, and meets the intent of the OSHA requirements with the Full Stop Protection(R). The Company has received a letter from OSHA confirming that the Full Stop Protection(R) falls under the engineering controls of the Blood borne Pathogen regulation and therefore would be required by any employer of medical personnel to protect their employees from potentially infectious materials. The Centers for disease control have issued Guidelines for medical personnel for the treatment of patients with SARS, which include the recommendation to employ suction devices containing HEPA type filtration on the output to prevent the spread of this disease. We believe RES-Q-VAC(R) is the only hand-held portable suction system, which meets this requirement.

RES-Q-VAC DISTRIBUTION

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We have begun marketing the new system with a national hosptial distributor and with a regional respiratory distributor with representation into the hospital market through the respiratory departments.

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

OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of " ... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R). The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

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

CONTRACT MANUFACTURING

Historically, we have used OEM profits to partially fund internal product development that has resulted in RES-Q-VAC(R) and FREEDOM60(R). In the past OEM sales have been as high as 70% of sales (1996). As the company transitioned from OEM sales to our own higher margin proprietary sales, the OEM component has decreased substantially. In 2010 and 2009, contract manufacturing declined in sales from 3.61% in 2009 to 1.33% of sales, in year ended 2010. The Company has transitioned from these contracts to building and selling its own proprietary products due to the much-improved margins associated with directly marketed devices.

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

We continue to support both of our main product lines at both National and International trade shows. In November, we exhibited at Medica in Dusseldorf, Germany; the world's largest medical products trade show. In March 2010 we exhibited at the EMS Today Conference & Exposition in Baltimore, the NHIA show was attended in Baltimore in March of 2010. In May of 2010 we attended the INS show in Ft Lauderdale, Florida. We have also reserved our space for the Medica trade show scheduled for November 2010.

The table below presents the product mix for the last two fiscal years.

                                   2010        2009
                                 OF SALES    OF SALES
                                 --------    --------
Infusion Therapy ............     75.63%      67.62%
Medical Suction .............     21.86%      27.34%
Gynecological Instruments ...      1.14%       1.43%
Contract Manufacturing ......      1.33%       3.61%
Other .......................      0.04%

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

As of February 28, 2010, we employed 32 employees, 24 were assigned to manufacturing operations, 5 to sales and customer support, 1 to administrative functions, 1 to quality assurance functions, 1 Vice President of Operations (responsible for manufacturing, warehouse and procurement operations), and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is also instrumental in sales, marketing and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

OSHA 29CFR 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of " ... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R)

The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable as the Company is a smaller reporting Company.

ITEM 2. PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations.

Currently we are in year 11 of a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, we also contribute payments of 65% of the building's annual property taxes, amounting to $50,527 for the year ended February 28, 2010.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts and employment related claims.

ITEM 4. REMOVED AND RESERVED

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2010, 35,584,286 shares were issued and outstanding and there were approximately 1,062 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown or commission and may not represent actual transactions.


                              HIGH      LOW
                              ----      ---
2010 QUARTER ENDED
February 28, 2010 ......     $0.23     $0.11
November 30, 2009 ......     $0.30     $0.14
August 31, 2009 ........     $0.20     $0.12
May 31, 2009 ...........     $0.19     $0.08

2009 QUARTER ENDED
February 28, 2009 ......     $0.27     $0.09
November 30, 2008 ......     $0.30     $0.05
August 31, 2008 ........     $0.25     $0.14
May 31, 2008 ...........     $0.22     $0.08

On February 2, 1993 we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. We are obligated to pay semi-annual dividend payments of $4,000 until conversion by shareholders or redemption by us. The 10,000 shares of Cumulative Convertible Preferred Stock are convertible to 185,185 shares of Repro-Med common stock at $0.54 per share.

The 10,000 shares of Cumulative Convertible Preferred Stock are convertible based on the following formula: multiply the number of shares of Preferred Stock to be converted by $10.00, divide the result by the conversion price of $0.20 per share (or by the conversion price as last adjusted and in effect at the date any shares are surrendered for conversion). The Conversion Price shall increase by $.02 for each year that the Preferred Stock is outstanding. The current conversion price is $0.54

We have not declared or paid any cash dividends on our Common Stock and do not anticipate that any dividends will be paid in the foreseeable future. During the fiscal year ended February 28, 2010, dividends on the Convertible Preferred Stock were accrued in the amount of $8,000 on the balance sheet.

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

RESULTS OF OPERATIONS

2010 vs. 2009

Overall sales for the year ending February 2010 increased 9.8% to $3,774,873 from $3,439,110 for the same period least year.

The Freedom60 continues to lead our sales increases with an overall improvement of 23.3% going from $2,274,756 in YE 2009 to $2,805,548 for the current year. The increase is due to additional sales for use with immune globulin, antibiotics, and to a lesser extent, new international sales coming in approximately mid year. We have concentrated the majority of our efforts in the Freedom60 line, specifically towards the subcutaneous immune globulin (SCIG) market. This sales increase was due to our direct efforts, and the reimbursement, which was increased significantly and subsequently resulted in Medicare issuing a letter of clarification stating the Freedom60 as the only pump approved for SCIG reimbursement. Lastly, we diligently called on, in-serviced (trained) and sold virtually every major SCIG provider in the domestic market. Reflected in the sales year to date is our new distributor in Finland who has begun selling the Freedom60 in the Scandinavian market since July. We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the Freedom60 that we believe will expand this market even further. In addition, we expect many of the SCIG users will see benefit in using the Freedom60 system for other uses, such as antibiotics, chemotherapeutics and pain medications.

Our Net income for the year ending February 28,2010 was $889,444 as compared to Net income of $1,030,855 for the previous year. This was primarily due to an increase in the investment for our new products, increased domestic and international marketing expenses, and a decrease in the income tax benefit from $306,000 to $226,984 in 2010.

We recorded deferred tax assets in the amount of $532,984 and $689,520 as of February 28, 2010 and 2009, respectively. The deferred tax assets have been offset by valuation allowances of $0 and $383,520 as of February 28, 2010 and 2009, respectively. Management based the valuation allowance calculations on the prospect of future profitability. The amount of $532,984 we recognized as of February 28, 2010 represents the full amount of tax benefits available.

RES-Q-VAC(R) sales decreased overall by 7.6% to $ 871,814 from $943,743 in part due to the continued world economic softening. We intend to continue to introduce the RES-Q-VAC to the hospital markets, and further our emergency medical sales with the new RES-Q-VAC ULTRA products. We also have begun a new marketing initiative for RES-Q-VAC in the hospital, nursing home market, dental sales, and prisons, and sales to the government and military.

We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60(R) Syringe Infusion System and the RES Q VAC(R) Medical Suction System. This includes mail marketing, telemarketing, trade shows, and increased on site sales calls.

Combined sales of our non-core product lines (Gyneco and contract manufacturing) decreased by 44.5% or $76,400

Cost of goods sold increased from $1,243,387 for year ended February 28, 2009 to $1,263,406 for the current year primarily as a result of increased sales. Gross profit margin for the year ended February 28, 2010 increased slightly to 66.5%, as compared with 63.8% for the previous year primarily as a result of increased sales. Selling, General & Administrative Expenses (SG&A) increased by $382,307 year over year from $1,314,916 to $1,697,223 due to additional marketing expenses associated with our increase in sales and general increases in payroll. Stock based compensation decreased this year to $19,312 from $24,209 in the year ended 2009.

Research and development expenses increased from $22,441 to $27,921 primarily due to increased labor costs.

Depreciation and amortization expense decreased by 18.3% to $64,804 during the year ended February 28, 2010 as compared to $79,355 for the previous year 2009. Interest expense decreased from $51,680 to $47,504 due to loan consolidations, lower interest rates, and elimination of higher interest debts.

LIQUIDITY AND CAPITAL RESOURCES

Our net operating profit for the year ended February 28, 2010 was $721,519 as compared with $779,011 for the previous year. For the year ended February 28, 2010 Net Cash provided from Operations was $382,298 as compared with $528,180 for the prior year. This change of $145,882 was due primarily to increased SG&A expenses.

At the end of fiscal year 2010, the net working capital improved to $1,983,597 from $1,288,733 due to the results of operations, the recognition of a portion of the deferred tax asset, reduction in accounts payable, accrued expenses and issuance of stock for current portion of director loan.

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

Accounts Receivable, net of reserves, increased at February 28, 2010 to $654,960 as compared to $488,742 for the previous year as a result of our increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2010, 76% of Accounts Receivable were current or less than 30 days past due, 12% were at 30-60 days and 12% were over 61 days. Prepaid expenses and other receivables decreased to $67,611 from $73,197.

Expenditures for capital equipment in 2010 were $51,989 and patent costs were $4,169 on filings for new products that initiated during the year.

Approximately ten years ago we agreed to rework approximately 13,000 units of a product for an OEM customer order, which was to be completed in prior years. The total additional material and labor cost to complete this rework approximates $72,188 of which we have $60,344 in inventory.

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations.

Currently we are in year 11 of a 20-year lease and are responsible for all repairs, maintenance and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month, we also contribute payments of 65% of the building's annual property taxes, amounting to $50,527 for the year ended February 28, 2010

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash flow during the year ended February 28, 2010 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as the Company is a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       Francis J. Merkel, CPA
                                                       Joseph J. Quinn, CPA, CVA
                                                       Daniel J. Gerrity, CPA
                                                       Mary Ann E. Novak, CPA

MMQ

McGrail Merkel Quinn & Associates, P. C.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors and Stockholders
Repro-Med Systems, Inc.
Chester, New York

      We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

      We were not engaged to examine management's assertion about the effectiveness of Repro-Med Systems, Inc.'s internal control over financial reporting as of February 28, 2010 included in Item 9A(T) and, accordingly, we do not express an opinion thereon.


/S/ MCGRAIL MERKEL QUINN & ASSOCIATES, P.C.
Scranton, Pennsylvania
June 1, 2010

                             RSM McGladrey Network
                         An Independently Owned Member

      Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510
                         570 961-0345 Fax: 570 961-8650
                                  www.mmq.com

                            REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                         2010          2009
                                                      ------------  ------------

                                     ASSETS

CURRENT ASSETS:
  Cash .............................................  $   813,383   $   519,209
  Accounts receivable less allowance for doubtful
   accounts of $30,823 and $26,783 forat February
   28, 2010 and February 28, 2009, respectively ....      654,960       488,742
  Inventory ........................................      634,584       621,849
  Prepaid expenses .................................       67,611        73,197
  Deferred Tax Asset Net, net of valuation allowance
   of $0 at February 28, 2010 and February 2009 ....      308,250       306,000
                                                      -----------   -----------
    Total Current Assets ...........................    2,478,788     2,008,997
                                                      -----------   -----------

PROPERTY & EQUIPMENT, less accumulated depreciation
 of $1,256,617 and $1,197,359 at February 28, 2010
 and February 28, 2009 respectively ................      221,043       228,312

OTHER ASSETS:
  Patents, net of accumulated amortization of
   $96,745 and $91,198 at February 28, 2010 and
   February 28, 2009, respectively .................       34,958        36,335
  Goodwill .........................................            -         8,609
  Security deposit .................................       28,156        28,156
  Deferred tax asset, net of valuation allowance of
   $0 and $383,520 at February 28, 2010 and February
   28, 2009 respectively ...........................  $   224,734   $         -
                                                      -----------   -----------
    Total Other Assets .............................      287,848        73,100
                                                      -----------   -----------
TOTAL ASSETS .......................................  $ 2,987,679   $ 2,310,409
                                                      ===========   ===========

   The accompanying notes are an integral part of these Financial Statements.

                            REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                         2010          2009
                                                      ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ...................  $    29,483   $     4,600
  Notes payable to related parties - current portion       36,744       117,660
  Deferred capital gain - current portion ..........       22,481        22,481
  Accounts payable .................................       80,717       219,477
  Accrued expenses .................................      118,740       142,541
  Accrued interest .................................       54,183        46,183
  Accrued preferred stock dividends ................       68,000        60,000
  Accrued payroll and related taxes ................       12,655        13,783
  Warranty liability ...............................       72,188        93,447
  Customer Deposits ................................            -            92
                                                      -----------   -----------
Total Current Liabilities ..........................      495,191       720,264
                                                      -----------   -----------
OTHER LIABILITIES
  Note payable - less current portion ..............        5,480        27,719
  Notes payable to related parties - less current
   portion .........................................      618,259       655,003
  Deferred capital gain less current portion .......      179,855       202,335
                                                      -----------   -----------
Total Other Liabilities ............................      803,594       885,057
                                                      -----------   -----------
Total Liabilities ..................................    1,298,785     1,605,321
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value
   $100,000, $0.01 par value, 2,000,000 shares
   authorized, 10,000 shares issued and outstanding
   at February 28, 2010 and February 28, 2009,
   respectively ....................................          100           100
  Common Stock, $0.01 par value, 50,000,000 shares
   authorized, 35,584,286 and 34,829,286 issued and
   outstanding at February 28, 2010 and February 28,
   2009, respectively ..............................      355,843       348,293
  Additional paid-in Capital .......................    3,008,162     2,913,350
  Accumulated deficit ..............................   (1,533,211)   (2,414,655)
                                                      -----------   -----------
                                                        1,830,894       847,088
  Less: Treasury Stock, 2,275,000 shares at cost at
   February 28, 2010 and February 28, 2009 .........     (142,000)     (142,000)
                                                      -----------   -----------
    Total Stockholders' Equity .....................    1,688,894       705,088
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 2,987,679   $ 2,310,409
                                                      ===========   ===========

   The accompanying notes are an integral part of these Financial Statements.

                            REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2010           2009
                                                    ------------   ------------

NET SALES .......................................   $  3,774,873   $  3,439,110
                                                    ------------   ------------

Cost and Expenses
  Cost of goods Sold ............................      1,263,406      1,243,387
  Selling, general and administrative ...........      1,697,223      1,314,916
  Research and development ......................         27,921         22,441
  Depreciation and amortization .................         64,804         79,355
                                                    ------------   ------------
Total Costs and Expenses ........................      3,053,354      2,660,099
                                                    ------------   ------------

Net Operating Profit ............................        721,519        779,011
                                                    ------------   ------------

Other Income/(Expenses)
  Interest Expense ..............................        (47,504)       (51,680)
  Loss Foreign Currency Exchange ................         (4,295)        (2,484)
  Loss on impairment of Goodwill ................         (8,609)             -
  Interest and Other Income .....................          1,349              8
                                                    ------------   ------------
Total other Income/(Expense) ....................        (59,059)       (54,156)
                                                    ------------   ------------

INCOME BEFORE TAXES .............................        662,460        724,855

  Income Tax Benefit ............................        226,984        306,000
                                                    ------------   ------------

  NET INCOME ....................................        889,444      1,030,855

Preferred stock dividends .......................          8,000          8,000
                                                    ------------   ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS' ....   $    881,444   $  1,022,855
                                                    ============   ============

NET INCOME PER COMMON SHARE AVAILABLE TO COMMON
 STOCKHOLDERS' ..................................   $       0.02   $       0.03
                                                    ============   ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....     35,377,437     34,829,286
                                                    ============   ============

   The accompanying notes are an integral part of these Financial statements.

                             REPRO-MED SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2010           2009
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .....................................  $    889,444   $ 1,030,855
  Adjustments to reconcile net income to net cash
   from operating activities:
    Stock based Compensation .....................        19,312        15,972
    Interest expense paid with common stock and
     options .....................................             -         8,237
    Interest charged to additional paid in capital             -        17,640
    Depreciation and amortization ................        64,804        79,355
    Deferred capital gain - building lease .......       (22,480)      (22,480)
    Loss from impairment of Goodwill .............         8,609             -
    Increase in deferred tax asset ...............      (226,984)     (306,000)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ...      (166,218)     (191,536)
    (Increase) decrease in inventory .............       (12,735)      (70,817)
    (Increase) decrease in prepaid expense .......         5,586       (28,805)
    Increase (decrease) in accounts payable ......      (138,760)     (122,956)
    Increase (decrease) in accrued payroll and
     related taxes ...............................        (1,128)       (4,811)
    Increase (decrease) in accrued expense .......       (23,801)       89,361
    Increase (decrease) in customer deposits .....           (92)       (5,088)
    Increase (decrease) in warranty liability ....       (21,259)       31,253
    Increase (decrease) in accrued interest ......         8,000         8,000
                                                    ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........       382,298       528,180
                                                    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ............       (51,989)      (63,383)
  Payments for patents ...........................        (4,169)         (589)
                                                    ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES ............       (56,158)      (63,972)
                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to related parties ..             -       378,663
  Proceeds from note payable .....................         7,697             -
  Net payments on note payable to financial
   institutes ....................................             -      (400,000)
  Payments to note payable to related parties ....       (34,610)      (15,000)
  Payments on notes payable ......................        (5,053)       (4,223)
                                                    ------------   -----------
NET CASH USED BY FINANCING ACTIVITIES ............       (31,966)      (40,560)
                                                    ------------   -----------

NET INCREASE, IN CASH AND CASH EQUIVALENTS .......       294,174       423,648
CASH BEGINNING OF YEAR ...........................       519,209        95,561
                                                    ------------   -----------
CASH END OF YEAR .................................  $    813,383   $   519,209
                                                    ============   ===========

Supplemental Information
Cash paid during the year for:
  Interest .......................................  $     39,504   $    17,203
Non-Cash activities
  Issuance of common stock to reduce related party
   loan ..........................................  $     83,050             -

   The accompanying notes are an integral part of these Financial Statements.

                                                  REPRO-MED SYSTEMS, INC.
                                             STATEMENT OF STOCKHOLDERS'EQUITY
                                FOR THE YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28 2009
                                    PREFERRED STOCK     COMMON STOCK
                                    --------------- --------------------   PAID-IN    ACCUMULATED   TREASURY
                                    SHARES  AMOUNT    SHARES     AMOUNT    CAPITAL      DEFICIT       STOCK       TOTAL
                                    ------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 29, 2008 .......  10,000  $  100  34,829,286  $348,293  $2,846,094  $(3,437,510)  $(142,000)  $ (385,023)

Preferred stock dividends ........       -       -           -         -           -       (8,000)          -       (8,000)

Fair value of stock options issued
and exercisable ..................       -       -           -         -      24,209            -           -       24,209

Accrued interest on share holder
loan .............................       -       -           -         -      43,047            -           -       43,047

Net income for year ended February
28, 2009 .........................       -       -           -         -           -    1,030,855           -    1,030,855
                                    ------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 28, 2009 .......  10,000     100  34,829,286   348,293   2,913,350   (2,414,655)   (142,000)     705,088

Preferred stock dividends ........       -       -           -         -           -       (8,000)          -       (8,000)

Fair value of stock options issued
and exercisable ..................       -       -           -         -      19,312            -           -       19,312

Issuance of common stock in
accordance with director loan
agreement at $0.11 per share .....       -       -     755,000     7,550      75,500            -           -       83,050

Net income for the year ended
February 28, 2010 ................       -       -           -         -           -      889,444           -      889,444
                                    ------  ------  ----------  --------  ----------  -----------   ---------   ----------
BALANCE, FEBRUARY 28, 2010 .......  10,000  $  100  35,584,286  $355,843  $3,008,162  $(1,533,211)  $(142,000)  $1,688,894


                        The accompanying notes are an integral part of these Financial Statements.

                                                            24

                            REPRO-MED SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2010 AND FEBRUARY 29, 2009

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company recorded deferred tax assets in the amount of $532,984 and $689,520 as of February 28, 2010 and February 28, 2009, respectively. The deferred tax assets have been offset by valuation allowances of $0 and $383,520 as of February 28, 2010 and February 28, 2009, respectively. Management based the valuation allowance calculations on the prospect of future profitability. The amount recognized at February 28, 2010, namely $532,984, represents the full amount of tax benefits available.

         When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at February 28, 2010 and February 28, 2009 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

         Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No interest or penalties for income taxes were recognized during the years ended February 28, 2010 and February 28, 2009.

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

         NET INCOME PER COMMON SHARE

         Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Diluted earnings per share includes an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 7) and convertible preferred stock shares as follows:

                                       INCOME        SHARES      PRE-SHARE
FEBRUARY 28, 2010                    (NUMERATOR)  (DENOMINATOR)    AMOUNT
-----------------                    -----------  -------------  ----------
Basic Net Income Per Common Share
  Income available ................  $   881,444     35,377,437  $     0.02
  Preferred stock dividends .......        8,000              -           -
  Options includable ..............            -      2,817,756           -
  Convertible preferred stock .....            -        185,185           -
                                     -----------  -------------  ----------
Diluted Net Income Per Common Share  $   889,444     38,380,378  $     0.02
                                     -----------  -------------  ----------

                                       INCOME        SHARES      PRE-SHARE
FEBRUARY 28, 2009                    (NUMERATOR)  (DENOMINATOR)    AMOUNT
-----------------                    -----------  -------------  ----------

Basic Net Income Per Common Share
  Income available ................  $ 1,022,855     34,829,286  $     0.03
  Preferred stock dividends .......        8,000              -           -
  Options includable ..............            -      2,766,689           -
  Convertible preferred stock .....            -        192,307           -
                                     -----------  -------------  ----------
Diluted Net Income Per Common Share  $ 1,030,855     37,788,282  $     0.03
                                     -----------  -------------  ----------

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

         SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through June 1, 2010, the date on which the financial statements were issued. In March 2010, the position of chief operating officer was eliminated and all responsibilities and duties were assumed by the chief executive officer.

         REVENUE RECOGNITION

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

         EMERGING ACCOUNTING STANDARDS

         In January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level
         III). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level II) and significant unobservable inputs (Level III). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level III reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company's results of operations, cash flows or financial positions.

         In October 2009, the FASB issued new guidance related to the revenue recognition in situations with multiple-element arrangements. The new guidance requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. The accounting guidance will be applied prospectively and will become effective for annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the financial statements.

         In August 2009, the FASB issued guidance clarifying the measurement of liabilities at fair value in the absence of observable market information. The guidance was effective for the first reporting period, including interim periods, beginning after August 28, 2009. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification") for financial statements issued for annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company's disclosures, including these Notes to the Financial Statements. The Codification does not affect the Company's financial position, cash flows, or results of operations.

         In May 2009, the FASB issued guidance establishing standards for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance was effective for interim and annual reporting periods ending after June 15, 2009. Since the new standards only required additional disclosures, the adoption did not impact the Company's financial position, results of operations or cash flows.

         In April 2009, the FASB issued updated guidance relating to intangible asset valuation to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This updated guidance was effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment effective March 1, 2009, and such adoption did not impact the Company's financial position, results of operations or cash flows.

NOTE 2   INVENTORY

         Inventory is valued at the lower of average cost or market and consists of the following at:

                              FEBRUARY 28, 2010    FEBRUARY 28, 2009
                              -----------------    -----------------
Raw materials ............    $         451,444    $         470,426
Work in progress .........               18,572               37,391
Finished goods ...........              164,568              114,032
                              -----------------    -----------------
                              $         634,584    $         621,849

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                        FEBRUARY 28,  FEBRUARY 28,   ESTIMATED
                                            2010          2009      USEFUL LIVES
                                        ------------  ------------  ------------
Furniture and office equipment .......  $    489,679  $    459,840    5 years
Manufacturing equipment and tooling ..       987,981       965,831   7-12 years
                                        ------------  ------------
                                           1,477,660     1,425,671
Less: accumulated depreciation .......     1,256,617     1,197,359
                                        ------------  ------------
Property and Equipment, Net ..........  $    221,043  $    228,312

Depreciation expense was $59,258 and $70,747 for the years ended February 28, 2010 and February 28, 2009, respectively.

NOTE 4   RELATED PARTY TRANSACTIONS

         NOTES PAYABLE TO RELATED PARTIES

         The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 5 - Long-term debt). This note has been approved by the Board of Directors.

         The President has agreed to extend the maturity date to March 31, 2011.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $21,500 for the years ended February 28, 2010 and February 28, 2009. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                          2010          2009
                                                      ------------  ------------

The President of the Company has loaned the Company,
 $100,000 at 8% interest. The loan is unsecured and
 matures March 31, 2011 ............................       100,000      100,000

In January 2008, the Company entered into an
 installment loan arrangement to purchase a vehicle
 The loan bears interest at the rate of 6.735% and
 is payable in 84 monthly installments of $552
 The loan is secured by the vehicle. The balance of
 this loan was paid in full in April 2010, and
 therefore is considered current ...................        27,693       32,319

In February 2009, the Company was granted a loan
 from a director of the Company in the amount of
 $672,663, payable in monthly installments of $5,754
 at a rate of 6.00% interest. The Company issued the
 Director 755,000 shares of common stock at the
 price of $0.11 per share in June 2009 to further
 reduce the debt ...................................       555,003      672,663

In October 2009, the Company entered into an
 equipment loan with Key Equipment Finance to
 purchase equipment. The loan bears interest at a
 rate of 7.50% and is payable in 48 monthly
 installments of $189 ..............................         7,270            -
                                                      ------------  ------------
                                                           689,966      804,982
Less current portion ...............................        66,227      122,260
                                                      ------------  ------------
Long-term portion ..................................      $623,739     $682,722


         Aggregate maturities as required on long-term debt at February 28, 2010 are:

         2011 ........      $  66,227
         2012 ........        140,939
         2013 ........         43,494
         2014 ........         45,445
         2015 ........         46,683
         Thereafter ..        347,178
                            ---------
         Total .......      $ 689,966
                            =========

NOTE 6   STOCKHOLDERS' EQUITY

         On June 8, 2009, the Company issued 755,000 shares of its common stock at $0.11 per share in accordance with a related party loan agreement with a director of the Company. The charge was a reduction of the note payable to the related party.

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

         During the year ended February 28, 2010, the Company recorded options expense of $19,312 in the accompanying financial statements. As of February 28, 2010, there was approximately $13,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized next year.

         The following table summarizes the Company's stock options.

                                                                  WEIGHTED-
                                                      WEIGHTED-    AVERAGE
                                                       AVERAGE    REMAINING
                                                      EXERCISE   CONTRACTUAL
                     OPTIONS                SHARES      PRICE       TERM
         --------------------------------  ---------  ---------  -----------
         Outstanding at March 1, 2009 ...  3,400,000  $    0.06            -
         Granted ........................          -          -            -
         Exercised ......................          -          -            -
         Forfeited or expired ...........          -          -            -
                                           ---------  ---------  -----------
         Outstanding at February 28, 2010  3,400,000       0.06          2.3
                                           ---------  ---------  -----------
         Exercisable at February 28, 2010  2,630,000  $    0.06          2.3
                                           ---------  ---------  -----------

         A summary of the status of the Entity's nonvested shares as of February 28, 2010, and changes during the year ended February 28, 2010, is presented below.

                                                      WEIGHTED-
                                                       AVERAGE
                                                     GRANT-DATE
         NONVESTED SHARES                  SHARE     FAIR VALUE
         ------------------------------  ---------   ----------
         Nonvested at March 1, 2009 ...  1,540,000   $     0.06
         Granted ......................          -
         Vested .......................   (770,000)        0.06
         Forfeited ....................          -            -
                                         ---------   ----------
         Nonvested at February 28, 2010    770,000   $     0.06
                                         ---------   ----------

NOTE 8   SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

         At February 28, 2010 minimum future rental payments are:

         YEAR           MINIMUM RENTAL PAYMENTS
         ----           -----------------------
         2011 .......         $  132,504
         2012 .......            132,504
         2013 .......            132,504
         2014 .......            132,504
         2015 .......            132,504
         Thereafter .            530,016
                              ----------
                              $1,192,536
                              ==========

         Rent expense for the year ended February 28, 2010 aggregated $132,504.

NOTE 9   FEDERAL AND STATE INCOME TAXES

         The Company files federal and New York State income tax returns. Net operating losses in the amount of $1,959,638 and $1,959,258 are available to offset future federal and State corporate tax liabilities respectively. These losses are scheduled to expire February 28, 2018 through February 28, 2028. The Company recorded a deferred tax benefit related to these federal and state net operating losses. The Company also anticipates that these losses will be utilized fully prior to the prescribed carry forward periods.

         The (benefit) provision for income taxes consisted of:

                                           2010         2009
                                        ---------    ---------
         State income tax:
            Deferred ..............     $ (92,072)   $       -
            Current ...............             -            -
         Federal income tax:
            Deferred ..............      (134,912)    (306,000)
            Current ...............             -            -
                                        ---------    ---------
                    Total .........     $(226,984)   $(306,000)
                                        =========    =========

         Income taxes calculated at statutory rates are substantially equivalent to the applicable income taxes (benefit) reported in the Statements of Operations.

         The components of the (benefit) provision for deferred income taxes for the years ended February 28, 2010 and 2009, respectively, were as follows:

                                                   2010           2009
                                                ---------      ---------
         Reduction of deferred tax asset
            Valuation allowance ...........     $(226,984)     $(306,000)
                                                ---------      ---------
                    Total .................     $(226,984)     $(306,000)
                                                =========      =========

         The components of deferred tax assets at February 28, 2010 and 2009, respectively, are as follows:

                                                    2010          2009
                                                  --------      --------
         Deferred Tax Assets:
         -------------------
         Net operating loss carry forward         $532,984      $689,520
                                                  --------      --------
                                                   532,984       689,520
                                                  --------      --------
         Less valuation allowance ..........             -       383,520
                                                  --------      --------
         Less valuation allowance ..........      $532,984      $306,000
                                                  --------      --------

         The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of February 28, 2010 and 2009, as follows:

                                          2010          2009
                                        --------      --------
         Current Assets ..........      $308,250      $306,000
         Noncurrent Assets .......       224,734            --
                                        --------      --------
                                        $532,984      $306,000
                                        --------      --------

NOTE 10  COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $12,000. The provision has been recorded in the Company's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended February 28, 2009, Meyler & Company, LLC., the independent accountant for the fiscal year ended February 29, 2008, resigned due to a disagreement in audit fees for the year ended February 29, 2008. An unqualified opinion was issued in conjunction with the audit of the fiscal year ended February, 29, 2008. The decision to change accountants was approved by the Board of Directors. During the fiscal year ended February 29, 2008 and the interim periods up to the point of Meyler & Company, LLC's resignation, there were no disagreements in accounting principles or practices, financial statement disclosure, or audit scope or procedures.

On January 9, 2009 McGrail, Merkel, Quinn & Associates, P.C. a registered public accounting firm, was engaged by Repro-Med Systems, Inc. to review the quarterly financial statements for the period ended November 30, 2008 and audit the financial statements for the fiscal year ending February 28, 2009. Prior to this engagement, the Company had no previous consultations with the newly appointed accountant. McGrail, Merkel, Quinn & Associates, P.C. has reviewed this disclosure and has no new information, clarifications, or disagreements.

Subsequently, McGrail Quinn & Associates, P.C. was engaged by Repro-Med Systems Inc. to review all quarterly reports (May, August, and November 2009) and audit the February 28, 2010 financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2010. Based on that evaluation, our management, including our CEO/CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer, also acting as Chief Financial Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2010. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28, 2010, the Company maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

NAME                 AGE    POSITION/HELD SINCE
----                 ---    -------------------
Andrew I. Sealfon    64     President 1980,
                            Treasurer, CFO 1983,
                            Chairman 1989,
                            Director 1980,
                            CEO 1986
Paul Mark Baker      59     Director 1991
Remo Spagnoli        80     Director 1993

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

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $155,007 in salary from Repro-Med during the fiscal year ended February 28, 2010. Mr. Sealfon had been granted incentive stock options, which were issued on June 6, 2007, in Repro-Med under its Stock Option Agreement.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                                    SUMMARY COMPENSATION
                                    --------------------
NAME & POSITION                     YEAR         SALARY         OTHER *
---------------                     ----        --------        -------
Andrew I. Sealfon, President        2010        $155,007           -
                                    2009        $122,499           -
                                    2008        $109,347           -
                                    2007        $116,757           -
                                    2006        $112,266           -

* Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2010:

                                                       VALUE OF
                                        NUMBER OF      UNEXCERCISED
                                        UNEXERCISED    IN-THE-MONEY
                     SHARES             OPTIONS AT     OPTIONS AT
                    ACQUIRED            YEAR-END       YEAR-END
                       ON      VALUE    EXERCISABLE/   EXERCISABLE/
NAME OF INDIVIDUAL  EXERCISE  REALIZED  UNEXERCISABLE  UNEXERCISABLE
------------------  --------  --------  -------------  -------------
A. I. SEALFON
Exercisable             0         0       1,500,000          $0
Unexercisable           0         0         500,000          $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2010, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

NAME OF PRINCIPAL
SHAREHOLDERS AND     NUMBER OF     PERCENT
IDENTITY OF GROUP    SHARES OWNED  OF CLASS  NOTES:
-------------------  ------------  --------  ------
Andrew I. Sealfon*     5,167,250      15%       1
Dr. Paul Mark Baker    1,166,500       3%       -
Remo Spagnoli          2,005,000       6%     2,3

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

(3) Mr. Spagnoli directly owns 10,000 shares of Repro-Med Convertible 8% Preferred Stock. For fiscal 2010, $8,000 in preferred stock dividends has been accrued on the balance sheet. The preferred stock can be redeemed for 185,185 shares of Repro-Med common stock at $0.54 per share. Consequently, 185,185 shares are deemed beneficially owned by Mr. Spagnoli and excluded above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of 2010 and 2009. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

During fiscal year 2004, the Company borrowed $10,000 from Mr. Sealfon under terms similar to the private note program. Interest is payable at 2% over the prime rate plus one share of common stock per quarter for each dollar of indebtedness. As of the date of this report, these shares have not been issued to Mr. Sealfon. The loan matured June 30, 2008 and was paid.

The President of the Company has loaned the Company, $100,000 at 8% interest. The loan is unsecured and matures March 31, 2011.

In February 2009 the Company borrowed $672,663 from a Director of the company, at 6% interest per annum. In June 2009, 755,000 shares of stock were issued to the director at $0.11 per share to reduce the debt. The remaining debt matures in February 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, and our independent auditors, for professional services rendered for the fiscal years ended February 28, 2010 and February 28, 2009, respectively.

         FEE CATEGORY       FISCAL 2010 FEES   FISCAL 2009 FEES
         ------------       ----------------   ----------------

         Audit Fees (1)        $49,500            $43,500

         (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2010 and February 28, 2009, respectively. All Other Fees, if any, consist of aggregate fees billed for products or services provided by McGrail Merkel Quinn & Associates and other than those disclosed above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A)  EXHIBITS

(3)  Articles of Incorporation and By-Laws

         3(a) -  Articles of Incorporation (1)
         3(b) -  By-Laws (2)

(10) Material Contracts:

     NONE

(21) Subsidiary of Registrant:

     NONE

(B)  REPORTS ON FORM 8-K:

(1) Form 8-K/A, Item 4.01 - Changes in Registrant's Certifying Accountant Incorporated by reference for January 12, 2009

(2) Form 8-K, Item 8.01 - Other Events, Incorporated by reference for November 9, 2009.

(3) Form 8-K, Item 5.02 - Department of Directors or Certain Officers; election of Directors, Appointment of certain officers; Compensatory arrangements of Certain officers, Incorporated by reference for March 29, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
Andrew I. Sealfon, President
Dated: June 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                    June 1, 2010
---------------------------------------------------------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, and Chief Executive Officer, Principal Financial Officer

/s/ Dr. Paul Mark Baker                                  June 1, 2010
---------------------------------------------------------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli                                        June 1, 2010
---------------------------------------------------------------------
Remo Spagnoli, Director