Form 10-Q
period 2010-05-31
REPRO MED SYSTEMS INC
filed 2010-07-15
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 31, 2010, 35,584,286 shares of common stock, $.01 par value per share, were outstanding.

                            REPRO-MED SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------


ITEM 1.  Financial Statements

         Balance Sheets - May 31, 2010 (Unaudited) and February 28, 2010 .     3

         Statements of Operations (Unaudited) - for the Three Months Ended
         May 31, 2010 and May 31, 2009 ...................................     4

         Statements of Cash Flows (Unaudited) - for the Three Months Ended
         May 31, 2010 and May 31, 2009 ...................................     5

         Notes to Financial Statements ...................................  6-12

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 13-19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    19

ITEM 4.  Controls and Procedures .........................................    19

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    20

ITEM 1A. Risk Factors ....................................................    20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    20

ITEM 3.  Defaults Upon Senior Securities .................................    20

ITEM 4.  Removed and Reserved ............................................    20

ITEM 5.  Other Information ...............................................    20

ITEM 6.  Exhibits ........................................................    20

PART 1 - FINANCIAL INFORMATION

                                  REPRO-MED SYSTEMS, INC.
                                       BALANCE SHEETS
                                                                     MAY 31,     FEBRUARY 28,
                                                                      2010           2010
                                                                    UNAUDITED
                                                                   -----------   ------------
                                           ASSETS
CURRENT ASSETS:
  Cash ..........................................................  $ 1,054,416   $   813,383
  Accounts receivable less allowance for doubtful accounts of
   $31,873 and $30,823 for May 31, 2010 and February 28, 2010
   respectively .................................................      483,500       654,960
  Inventory .....................................................      627,215       634,584
  Prepaid expenses ..............................................       93,239        67,611
  Deferred Tax Asset ............................................      308,250       308,250
                                                                   -----------   -----------
Total Current Assets ............................................    2,566,620     2,478,788
                                                                   -----------   -----------
PROPERTY & EQUIPMENT, less accumulated depreciation of $1,270,742
and $1,256,617 at May 31, 2010 and February 28, 2010 respectively      218,369       221,043

OTHER ASSETS:
  Patents, net of accumulated amortization of $98,155 and
   $96,745 at May 31, 2010 and February 28, 2010, respectively          32,938        34,958
  Security deposit ..............................................       28,156        28,156
  Deferred Tax Asset ............................................      163,033       224,734
                                                                   -----------   -----------

Total Other Assets ..............................................      224,127       287,848
                                                                   -----------   -----------
TOTAL ASSETS ....................................................  $ 3,009,116   $ 2,987,679
                                                                   ===========   ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ................................  $     1,824   $    29,483
  Notes payable to related parties - current portion ............      137,298        36,744
  Deferred capital gain - current portion .......................       22,481        22,481
  Accounts payable ..............................................       73,833        80,717
  Accrued expenses ..............................................      114,255       118,740
  Accrued interest ..............................................       27,758        54,183
  Accrued preferred stock dividends .............................       68,000        68,000
  Accrued payroll and related taxes .............................       28,020        12,655
  Warranty liability ............................................       70,363        72,188
                                                                   -----------   -----------
Total Current Liabilities .......................................      543,832       495,191
                                                                   -----------   -----------
OTHER LIABILITIES
  Note payable - less current portion ...........................        5,011         5,480
  Notes payable to related parties - less current portion .......      508,724       618,259
  Deferred capital gain-less current portion ....................      174,235       179,855
                                                                   -----------   -----------
Total Other Liabilities .........................................      687,970       803,594
                                                                   -----------   -----------
Total Liabilities ...............................................    1,231,802     1,298,785
                                                                   -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000,
   $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and outstanding at May 31, 2010 and February 28, 2010,
   respectively .................................................          100           100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   35,584,286 issued and outstanding at May 31, 2010 and
   February 28, 2010, respectively ..............................      355,843       355,843
  Additional paid-in Capital ....................................    3,008,162     3,008,162
  Accumulated deficit ...........................................   (1,444,791)   (1,533,211)
                                                                   -----------   -----------
                                                                     1,919,314     1,830,894
  Less: Treasury Stock, 2,275,000 shares at cost at May 31, 2010
   and February 28, 2010 ........................................     (142,000)     (142,000)
                                                                   -----------   -----------
  Total Stockholders' Equity ....................................    1,777,314     1,688,894
                                                                   -----------   -----------
Total Liabilities and Stockholders' Equity ......................  $ 3,009,116   $ 2,987,679
                                                                   ===========   ===========

         The accompanying notes are an integral part of these Financial Statements

                                           Page 3

                            REPRO-MED SYSTEMS, INC.
                       STATEMENTS OF OPERATIONS UNAUDITED

                                                    FOR THE THREE MONTHS ENDED
                                                             MAY 31,
                                                      2010              2009
                                                  ------------     ------------

NET SALES ...................................     $    982,942     $    813,129
                                                  ------------     ------------

COST AND EXPENSES
  Cost of goods sold ........................          363,388          312,535
  Selling, general and administrative .......          460,774          376,689
  Research and development ..................            7,206            7,129
  Depreciation and amortization .............           15,535           17,954
                                                  ------------     ------------
TOTAL COSTS AND EXPENSES ....................          846,903          714,307
                                                  ------------     ------------

NET OPERATING INCOME ........................          136,039           98,822
                                                  ------------     ------------

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange .............           (3,258)            (801)
  Interest Expense ..........................          (11,013)         (12,247)
  Forgiveness of Interest ...................           28,425                -
  Interest and Other Income .................              351              238
                                                  ------------     ------------
TOTAL OTHER INCOME/(EXPENSE) ................           14,505          (12,810)
                                                  ------------     ------------

  NET INCOME BEFORE TAXES ...................          150,544           86,012

    Provision for Income Taxes ..............          (62,124)         (21,959)
                                                  ------------     ------------

                                                  ------------     ------------
  NET INCOME ................................     $     88,420     $     64,053

PREFERRED STOCK DIVIDENDS ...................     $          -     $          -

                                                  ------------     ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS .     $     88,420     $     64,053
                                                  ------------     ------------

  NET INCOME PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS ......................             0.00             0.00
                                                  ============     ============

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        35,584,286       34,829,286

   The accompanying notes are an integral part of these Financial Statements

                             REPRO-MED SYSTEMS, INC
                       STATEMENTS OF CASH FLOWS UNAUDITED

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         MAY 31,       MAY 31,
                                                          2010          2009
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .......................................  $    88,420   $    64,053
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation and amortization ..................       15,535        17,954
    Deferred capital gain - building lease .........       (5,620)       (5,620)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .....      171,460       134,172
    (Increase) decrease in inventory ...............        7,369       (19,101)
    (Increase) decrease in prepaid expense .........      (25,628)       11,558
    (Increase) decrease in deferred tax asset ......       61,701        18,245
    Increase (decrease) in accounts payable ........       (6,884)      (84,414)
    Increase (decrease) in accrued payroll and
     related taxes .................................       15,365         9,017
    Increase (decrease) in accrued expense .........       (4,485)      (44,315)
    Increase (decrease) in warranty liability ......       (1,825)       (6,205)
    Increase (decrease) in accrued interest ........      (26,425)        2,000
                                                      -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      288,983        97,344
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ..............      (11,451)      (25,696)
  Reduction in patents .............................          610             -
                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES ..............      (10,841)      (25,696)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to note payable to related parties ......       (8,981)       (8,459)
  Payments on notes payable ........................      (28,128)       (1,149)
                                                      -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES ..............      (37,109)       (9,608)
                                                      -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........      241,033        62,040
CASH BEGINNING OF YEAR .............................      813,383       519,209
                                                      -----------   -----------
CASH END OF YEAR ...................................  $ 1,054,416   $   581,249
                                                      ===========   ===========

Supplemental Information
Cash paid during the year for:
  Interest .........................................  $     9,013   $    10,247

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2010 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2010 and the results of operations and cash flow for the interim periods ended May 31, 2010 and 2009.

The results of operations for the three months ended May 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2010, as filed with the Securities and Exchange Commission on Form 10-K.

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

The Company recorded deferred tax assets in the amount of $471,283 and $562,520 for the periods ended May 31, 2010 and February 28, 2010, respectively. The deferred tax assets have been offset by valuation allowances of $0 at the periods ended May 31, 2010 and February 28, 2010, respectively. Management based the valuation allowance calculations on the prospect of future profitability.

The company recorded income tax expense in the amount of $62,124 and $21,959 for the three months ended May 31,2010 and 2009, respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at May 31, 2010 and February 28, 2010 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Diluted earnings per share includes an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6) and convertible preferred stock shares as follows:

                                           INCOME         SHARES       PER-SHARE
THREE-MONTHS ENDED May 31, 2010          (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------     -----------   -------------   ---------

Basic Net Income Per Common Share
  Income available .................     $   88,420     35,584,286     $       -
  Preferred stock dividends ........              -              -             -
  Options includable ...............              -      2,795,686             -
  Convertible preferred stock ......              -        185,185             -
                                         ----------     ----------     ---------
Diluted Net Income Per Common Share      $   88,420     38,565,157     $       -
                                         ----------     ----------     ---------

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

SUBSEQUENT EVENTS
-----------------

The Company has evaluated subsequent events through July 15, 2010, the date on which the financial statements were issued.

RECLASSIFICATIONS
-----------------

Certain amounts in the February 28, 2010 and May 31, 2010, financial statements have been reclassified to conform to the presentation used in the May 31, 2010, financial statements.

NOTE 2 INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

                              May 31, 2010         February 28, 2010
                              ------------         -----------------
Raw materials ........          $430,463               $451,444
Work in progress .....            13,353                 18,572
Finished goods .......           183,399                164,568
                                --------               --------
                                $627,215               $634,584
                                --------               --------

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                         May 31,     February 28,     Estimated
                                          2010           2010       Useful Lives
                                      ------------   ------------   ------------

Furniture and office  equipment ....  $    496,227   $   489,679        5 years

Manufacturing equipment and
 tooling ..........................        992,884        987,981     7-12 years
                                      ------------   ------------
                                         1,489,111      1,477,660
Less: accumulated amortization
 and depreciation .................      1,270,742      1,256,617
                                      ------------   ------------
Property and Equipment, Net .......   $    218,369   $    221,043
                                      ------------   ------------

Depreciation expense was $14,125 and $16,704 for the three months ended May 31, 2010 and May 31, 2009, respectively.

NOTE 4 RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The President of the Company has advanced the Company $100,000 under a demand loan which bears interest at the rate of 8% (see Note 5 - Long-term debt). This note has been approved by the Board of Directors. Subsequent to the quarter end the Company repaid the $100,000 debt to the president, including half of the associated accrued interest. The other half was forgiven by the president and recorded as income as an interest rate adjustment for the steady decline in rates over the past few years.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three months ended May 31, 2010 and May 31, 2009. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5 LONG-TERM DEBT

Long-term debt consists of the following at:

                                                         May 31,    February 28,
                                                          2010          2010
                                                        --------    ------------

The President of the Company has loaned the
Company, $100,000 at 8% interest. The loan was
fully paid off in June 2010 ......................      $100,000      $100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and was payable in 84 monthly installments
of $552. The loan was secured by the vehicle. The
Company paid the loan in full in April 2010 ......             -        27,693

In February 2009, the Company was granted a loan
From a director of the Company in the amount of
$672,663, payable in monthly installments of
$5,754 at a rate of 6.00% interest. The Company
issued the Director 755,000 shares of common stock
at the price of $0.11 per share in June 2009 to
further reduce the debt ..........................       546,022       555,003

In October 2009, the Company entered into an
equipment loan with Key Equipment Finance. The
loan bears interest at a rate of 7.50% and is
payable in 48 monthly installments of $189 .......         6,835         7,270
                                                        --------      --------
                                                         652,857       689,966
Less current portion .............................       139,122        66,227
                                                        --------      --------
Long-term portion ................................      $513,735      $623,739
                                                        --------      --------

Aggregate maturities as required on long-term debt at May 31, 2010 are:

         2011 ........   $ 139,122
         2012 ........      41,563
         2013 ........      44,157
         2014 ........      45,564
         2015 ........      47,387
         Thereafter ..     335,064
                         ---------
                         $ 652,857
                         ---------

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

During the three-months ended May 31, 2010, no option expense was recorded because the Company records the expense semi-annually from the grant date. As of May 31, 2010, there was approximately $13,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized within the next year.

The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                              SHARES    EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------   ---------  ----------------  ----------------

Outstanding at February 28, 2010   3,400,000       $ 0.06
Granted ........................        -
Exercised ......................        -
Forfeited or expired ...........        -
                                   ---------  ----------------  ----------------
Outstanding at May 31, 2010 ....   3,400,000       $ 0.06               2.0
                                   ---------  ----------------  ----------------
Exercisable at May 31, 2010 ....   2,630,000       $ 0.06               2.0
                                   ---------  ----------------  ----------------

A summary of the status of the Entity's nonvested shares as of May 31, 2010, and changes during the three-months ended May 31, 2010, is presented below:

                                                  WEIGHTED-AVERAGE
NONVESTED SHARES                     SHARES    GRANT-DATE FAIR VALUE
--------------------------------   ---------   ---------------------

Nonvested at February 28, 2010 .     770,000           $ 0.06
Granted ........................        -                 -
Vested .........................        -                 -
Forfeited ......................        -                 -
                                   ---------   ---------------------
Nonvested at May 31, 2010 ......     770,000           $ 0.06
                                   ---------   ---------------------

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

At May 31, 2010 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2011 ........          $  132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         2015 ........             132,504
         thereafter ..             496,890
                                ----------
                                $1,159,410
                                ==========

Rent expense aggregated $33,126 for the three months ended May 31, 2010 and $30,000 for the three months ended May 31, 2009.

NOTE 8 COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is contingently liable to rework and fulfill a contractual commitment of its product for a customer order. The total additional material and labor cost to complete this work approximates $10,000. The provision has been recorded in the Company's financial statements.

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

THREE MONTHS ENDED MAY 31, 2010 VS. 2009
----------------------------------------

Net Operating Profit increased 37.7% from $98,822 to $136,039 for the quarter ending May 31, 2010 as compared to the same period last year. Net income increased 38.0% from $64,053 to $88,420, the difference primarily due to higher sales and gross profit offset by a higher provision for Income Taxes in the current year for this three month period as compared to last year.

Overall Sales increased 21% from $813,129 to $982,942 quarter over quarter lead by the increase in sales of the Freedom60 and related accessories which showed a 25% increase going from $609,166 to $760,967 quarter over quarter. RES-Q-VAC increased 9% from $142,091 to $154,705 with export sales advancing while domestic sales retreating somewhat due to lower sales in the Emergency Medical market.

Interest expense decreased by 10% to $11,013 from $12,247 for the comparative quarter in 2009 as a result of lower interest payments on long term debt and the elimination of interest on filing New York State tax returns.

Selling, General and Administrative increased from $376,689 for May 31, 2009 to $460,773 for May 31, 2010 or 22.3% resulting from an increases in marketing expenses including trade shows, advertising, promotions and the short term hiring of a sales associate to promote the Freedom60 in Europe; salaries, benefits, and the design of our new subcutaneous infusion sets which are still in development. Overhead expenses are expected to continue to increase as we add additional staff including two domestic sales associates and a mechanical engineer which will occur during our second quarter.

Cost of Goods sold increased $50,853 or 16.3%, from $312,535 to $363,388 due to an increase in sales and production payroll related benefits.

Research and Development expenses increased $77 or 1.1% from $7,129 in 2009 to $7,206 in 2010.

Depreciation and amortization expenses decreased by $2,419 from $17,954 in 2009 to $15,535 in 2010 as a result of assets reaching their fully depreciated values.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net Cash provided from Operations was $288,983 for the three-months ended May 31, 2010 as compared with net cash provided by operations of $97,344 for the three months ended May 31, 2009. This is due primarily to an increase in our receivables collections and a decrease in our tax deferred asset.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs by half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year. However, we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of May 31, 2010 there is approximately $55,000 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and with the introduction of a new 20% IgG drug released early this year, this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash during three months ended May 31, 2010 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage especially in Europe over the past year and is expected to continue with the introduction a new 20% solution of IgG at the beginning of this year. We have been told by meeting users at trade shows that his method has provided them with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to advertise one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium", that is, the pump finds and maintains a balance between the pressure at the patient's sites and the rate that the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing greater convenience and lower cost for these patients.

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

We recently introduced a new version of the RES-Q-VAC with the addition of a portable LED white light, which attaches to the canister assembly. The light is fully malleable and can direct light during operations when lighting is poor or at night. We are marketing a hospital version our latest version of the RES-Q-VAC which contains all of our latest enhancements.

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

TRADE SHOWS
-----------

We continue to support both of our main product lines at both National and International tradeshows. In March we exhibited at the EMS Today show in Baltimore, MD. There we promoted RES-Q-VAC to the EMS market, demonstrating its power hands-on against electric suction. We also took part in the Annual Meeting and Company Banquet of one of our major RES-Q-VAC distributors to further support their efforts in the promotion, education and sale of this device. In both April and May we promoted Freedom60 for the infusion of IgG and antibiotics. In April we exhibited at the NHIA: National Home Infusion Association's Annual Conference and Exposition in Dallas, TX. NHIA represents the interests of organizations that provide alternate-site infusion and specialized pharmacy products and services to the home care market. In May, we traveled to Ft. Lauderdale, FL for the INS: Infusion Nurses Society Annual Meeting and Industrial Exhibition; the largest meeting for infusion nursing professionals in the United States. To support our products internationally, we have reserved our space for the Medica 2010 trade show held each November in Dusseldorf, Germany, as well as, ESID which will be held in Istanbul Turkey. These two trade shows are among the largest meetings of medical professionals and distributors in the world.

PART I ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Not Applicable

PART I ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------

The Company's management, including the Company's chief executive officer/ Principal financial officer, has evaluated the effectiveness of the company's "disclosure controls and procedures "as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon his evaluation, the chief executive officer / Principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its chief executives and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
---------------------

Not required for Smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  EXHIBITS

        31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

        32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                             July 15, 2010
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Chief Executive Officer and Principal Financial Officer