Form 10-Q
period 2010-08-31
REPRO MED SYSTEMS INC
filed 2010-10-15
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of August 31, 2010, 36,536,667 shares of common stock, $.01 par value per share, were outstanding.

                            REPRO-MED SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

         Balance Sheets - August 31, 2010 (Unaudited) and
         February 28, 2010 ...............................................     3

         Statements of Operations (Unaudited) - for the Three Months and
         Six Months Ended August 31, 2010 and August 31, 2009 ............     4

         Statements of Cash Flows (Unaudited) - for the Six Months Ended
         August 31, 2010 and August 31, 2009 .............................     5

         Notes to Financial Statements ...................................  6-13

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 14-19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    19

ITEM 4.  Controls and Procedures .........................................    20

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    20

ITEM 1A. Risk Factors ....................................................    20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....    20

ITEM 3.  Defaults Upon Senior Securities .................................    20

ITEM 4.  Removed and Reserved ............................................    20

ITEM 5.  Other Information ...............................................    20

ITEM 6.  Exhibits ........................................................    21

PART 1 - FINANCIAL INFORMATION

                                      REPRO-MED SYSTEMS, INC.
                                          BALANCE SHEETS
                                                                          AUGUST 31,   FEBRUARY 28,
                                                                             2010          2010
                                                                         (UNAUDITED)
                                                                         -----------   ------------
                                              ASSETS
CURRENT ASSETS:
  Cash ................................................................  $ 1,022,818   $    813,383
  Accounts receivable less allowance for doubtful accounts of $32,893
   and $30,823 for August 31, 2010 and February 28, 2010, respectively       405,644        654,960
  Inventory ...........................................................      632,896        634,584
  Prepaid expenses ....................................................      121,333         67,611
  Deferred Tax Asset ..................................................      308,250        308,250
                                                                         -----------   ------------
Total Current Assets ..................................................    2,490,941      2,478,788
                                                                         -----------   ------------
PROPERTY & EQUIPMENT, less accumulated depreciation of $1,285,124 and
 $1,256,617 at August 31, 2010 and February 28, 2010, respectively ....      266,017        221,043

OTHER ASSETS:
  Patents, net of accumulated amortization of $99,463 and $96,745 at
   August 31, 2010 and February 28, 2010, respectively ................       31,380         34,958
  Security deposit ....................................................       28,156         28,156
  Deferred Tax Asset ..................................................       92,395        224,734
                                                                         -----------   ------------
Total Other Assets ....................................................      151,931        287,848
                                                                         -----------   ------------
TOTAL ASSETS ..........................................................  $ 2,908,889   $  2,987,679
                                                                         ===========   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current portion ......................................  $     1,858   $     29,483
  Notes payable to related parties - current portion ..................       37,860         36,744
  Deferred capital gain - current portion .............................       22,481         22,481
  Accounts payable ....................................................       71,563         80,717
  Accrued expenses ....................................................       51,697        118,740
  Accrued interest ....................................................           --         54,183
  Accrued preferred stock dividends ...................................           --         68,000
  Accrued payroll and related taxes ...................................       21,815         12,655
  Warranty liability ..................................................       70,363         72,188
                                                                         -----------   ------------
Total Current Liabilities .............................................      277,637        495,191
                                                                         -----------   ------------
OTHER LIABILITIES:
  Note payable - less current portion .................................        4,534          5,480
  Notes payable to related parties - less current portion .............      499,046        618,259
  Deferred capital gain less current portion ..........................      168,615        179,855
                                                                         -----------   ------------
Total Other Liabilities ...............................................      672,195        803,594
                                                                         -----------   ------------
Total Liabilities .....................................................      949,832      1,298,785
                                                                         -----------   ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding at February 28, 2010 ...................................           --            100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   36,536,667 and 35,584,286 issued and outstanding at August 31, 2010
   and February 28, 2010, respectively ................................      365,367        355,843
  Additional paid-in Capital ..........................................    3,011,249      3,008,162
  Accumulated deficit .................................................   (1,275,559)    (1,533,211)
                                                                         -----------   ------------
                                                                           2,101,057      1,830,894
  Less: Treasury Stock, 2,275,000 shares at cost at August 31, 2010 and
   February 28, 2010 ..................................................     (142,000)      (142,000)
                                                                         -----------   ------------
Total Stockholders' Equity ............................................    1,959,057      1,688,894
                                                                         -----------   ------------
Total Liabilities and Stockholders' Equity ............................  $ 2,908,889   $  2,987,679
                                                                         ===========   ============

             The accompanying notes are an integral part of these Financial Statements

                                              Page 3

                                      REPRO-MED SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS (UNAUDITED)
                                              FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                              -------------------------   -------------------------
                                                      AUGUST 31                   AUGUST 31
                                                      ---------                   ---------
                                                  2010          2009          2010          2009
                                              -----------   -----------   -----------   -----------
NET SALES ..................................  $ 1,079,388   $   947,056   $ 2,062,330   $ 1,760,185

COST AND EXPENSES
  Cost of goods sold .......................      366,327       305,681       729,715       618,216
  Selling, general and administrative ......      507,949       424,548       968,723       801,237
  Research and development .................       10,394         6,880        17,600        14,009
  Depreciation and amortization ............       15,690        16,698        31,225        34,652
                                              -----------   -----------   -----------   -----------
TOTAL COSTS AND EXPENSES ...................      900,360       753,807     1,747,263     1,468,114
                                              -----------   -----------   -----------   -----------

NET OPERATING PROFIT .......................      179,028       193,249       315,067       292,071

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange ............       (1,970)       (2,027)       (5,228)       (2,828)
  Interest Expense .........................       (9,092)      (11,894)      (20,105)      (24,141)
  Forgiveness of Interest ..................           --            --        28,425            --
  Interest and Other Income ................        3,481           442         3,832           680
                                              -----------   -----------   -----------   -----------
TOTAL OTHER INCOME/(EXPENSE) ...............       (7,581)      (13,479)        6,924       (26,289)
                                              -----------   -----------   -----------   -----------

  NET PROFIT BEFORE TAXES ..................      171,447       179,770       321,991       265,782

    Provision for Income Taxes .............      (70,215)      (69,159)     (132,339)      (91,118)
                                              -----------   -----------   -----------   -----------

                                              -----------   -----------   -----------   -----------
  NET INCOME ...............................      101,232       110,611       189,652       174,664

PREFERRED STOCK DIVIDENDS ..................           --         4,000            --         4,000

                                              -----------   -----------   -----------   -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS   $   101,232   $   106,611   $   189,652   $   170,664

  NET INCOME PER COMMON SHARE AVAILABLE TO
   COMMON STOCKHOLDERS .....................  $        --   $        --   $       .01   $        --
                                              ===========   ===========   ===========   ===========

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   35,646,398    35,518,634    35,615,342    35,173,960
                                              ===========   ===========   ===========   ===========

             The accompanying notes are an integral part of these Financial Statements

                                              Page 4

                                REPRO-MED SYSTEMS, INC.
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                               FOR THE SIX MONTHS ENDED
                                                              -------------------------
                                                               AUGUST 31,    AUGUST 31,
                                                                  2010         2009
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...............................................  $   189,652   $   174,664
  Adjustments to reconcile net income to net cash from
   operating activities:
    Stock based Compensation ...............................       12,511        19,312
    Depreciation and amortization ..........................       31,225        34,652
    Deferred capital gain - building lease .................      (11,240)      (11,240)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .............      249,316         9,800
    (Increase) decrease in inventory .......................        1,688       (86,035)
    (Increase) decrease in prepaid expense .................      (53,722)      (34,721)
    (Increase) decrease in deferred tax asset ..............      132,339        85,805
    Increase (decrease) in accounts payable ................       (9,154)      (84,701)
    Increase (decrease) in accrued payroll and related taxes        9,160           993
    Increase (decrease) in accrued expense .................      (67,043)      (70,532)
    Increase (decrease) in customer deposits ...............           --           (30)
    Increase (decrease) in warranty liability ..............       (1,825)      (17,891)
    Increase (decrease) in accrued interest ................      (54,183)        6,877
                                                              -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................      428,724        26,953
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for property and equipment ....................      (73,481)      (30,564)
    Reduction in patents ...................................          860            --
    Payments for patents ...................................           --        (1,545)
                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES ......................      (72,621)      (32,109)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable ..............................      (28,571)       (2,279)
    Payments to note payable to related parties ............     (118,097)      (14,170)
                                                              -----------   -----------
NET CASH USED BY FINANCING ACTIVITIES ......................     (146,668)      (16,449)
                                                              -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      209,435       (21,605)
CASH BEGINNING OF YEAR .....................................      813,383       519,209
                                                              -----------   -----------
CASH END OF YEAR ...........................................  $ 1,022,818   $   497,604
                                                              ===========   ===========

Supplemental Information
Cash paid during the year for:
  Interest .................................................  $    17,438   $    17,264
Non Cash Activities
  Issuance of Common Stock to reduce related party Loan ....  $        --   $    83,050
  Conversion of Preferred Stock into Common Stock ..........  $   100,000   $        --

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of August 31, 2010 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2010 and the results of operations and cash flow for the interim periods ended August 31, 2010 and 2009.

The results of operations for the three months and six months ended August 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2010, as filed with the Securities and Exchange Commission on Form 10-K.

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

The Company recorded deferred tax assets in the amount of $400,645 and $532,984 at August 31, 2010 and February 28, 2010, respectively. The deferred tax assets have been offset by valuation allowances of $0 at August 31, 2010 and February 28, 2010, respectively. Management based the valuation allowance calculations on the prospect of future profitability.

The company recorded income tax expense in the amount of $70,215 and $69,159 for the months ended August 31,2010 and 2009, respectively, and $132,339 and $91,118 for the six month ended August 31, 2010 and 2009, respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at August 31, 2010 and February 28, 2010 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Prior to the quarter ending August 31, 2010 diluted earnings per share included an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6) and convertible preferred stock shares. For the periods ended August 31, 2010, diluted earnings per share only includes an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6). See the following:

                                         INCOME           SHARES       PER-SHARE
THREE-MONTHS ENDED AUGUST 31, 2010     (NUMERATOR)    (DENOMINATOR)      AMOUNT
-----------------------------------    -----------    -------------    ---------
Basic Net Income Per Common Share
 Income available .................    $   101,232       35,646,398    $    0.00
 Preferred stock dividends ........             --               --           --
 Options includable ...............             --        2,776,412           --
 Convertible preferred stock ......             --               --           --
                                       -----------    -------------    ---------
Diluted Net Income Per Common Share    $   101,232       38,422,810    $    0.00
                                       -----------    -------------    ---------


                                         INCOME           SHARES       PER-SHARE
SIX-MONTHS ENDED AUGUST 31, 2010       (NUMERATOR)    (DENOMINATOR)      AMOUNT
-----------------------------------    -----------    -------------    ---------
Basic Net Income Per Common Share
 Income available .................    $   189,652       35,615,342    $    0.01
 Preferred stock dividends ........             --               --           --
 Options includable ...............             --        2,776,412           --
 Convertible preferred stock ......             --               --           --
                                       -----------    -------------    ---------
Diluted Net Income Per Common Share    $   189,652       38,391,754    $    0.00
                                       -----------    -------------    ---------

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

SUBSEQUENT EVENTS
-----------------

The Company has evaluated subsequent events through October 15, 2010, the date on which the financial statements were issued.

RECLASSIFICATIONS
-----------------

Certain amounts in the February 28, 2010 and August 31, 2009, financial statements have been reclassified to conform to the presentation used in the August 31, 2010, financial statements.

NOTE 2 INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

                           August 31, 2010     February 28, 2010
                           ---------------     -----------------
Raw materials ........        $ 448,131            $ 451,444
Work in progress .....           15,912               18,572
Finished goods .......          168,853              164,568
                              ---------            ---------
                              $ 632,896            $ 634,584
                              ---------            ---------

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                       August 31,    February 28,     Estimated
                                          2010           2010       Useful Lives
                                      ------------   ------------   ------------

Furniture and office equipment ....   $    505,482   $    489,679        5 years

Manufacturing equipment and
 tooling ..........................      1,045,659        987,981     7-12 years
                                      ------------   ------------
                                         1,551,141      1,477,660
Less: accumulated amortization
 and depreciation .................      1,285,124      1,256,617
                                      ------------   ------------
Property and Equipment, Net .......   $    266,017   $    221,043
                                      ------------   ------------

Depreciation expense was $14,382 and $15,289 for the Three Months ended August 31, 2010 and August 31, 2009 and $28,507 and $31,993 for the Six Months ended August 31, 2010 and August 31, 2009, respectively.

NOTE 4 RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The President of the Company previously advanced the Company $100,000 under a demand loan bearing interest at the rate of 8% (see Note 5 - Long-term debt). This note was approved by the Board of Directors. In June 2010 the Company repaid the $100,000 debt to the president, including half of the associated accrued interest. The other half was forgiven by the president and recorded as income as an interest rate adjustment for the steady decline in rates over the past few years.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three-months ended August 31, 2010 and 2009, and $10,750 for the six months ended August 31, 2010 and August 31, 2009. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

PREFERRED STOCK CONVERSION

On August 26, 2010, a director of the Company converted his 10,000 preferred shares for 952,381 shares of Common Stock, based on a conversion price of $.105 per share totaling $100,000 purchase price. The director also relinquished the accrued preferred stock dividends due to him totaling $68,000. These dividends were restored to the the accumulated deficit of the Company.

NOTE 5 LONG-TERM DEBT

Long-term debt consists of the following at:

                                                      August 31,    February 28,
                                                         2010           2010
                                                     ------------   ------------

The President of the Company loaned the
Company, $100,000 at 8% interest. The loan was
unsecured and matures March 31,2011. The loan
was fully paid off in June 2010...................   $          -   $    100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and was payable in 84 monthly installments
of $552. The loan was secured by the vehicle. The
Company paid the loan in full in April 2010.......              -         27,693

In February 2009, the Company was granted a loan
From a director of the Company in the amount of
$672,663, payable in 144 monthly installments of
$5,754 at a rate of 6.00% interest. The Company
issued the Director 755,000 shares of common stock
at the price of $0.11 per share in June 2009 to
further reduce the debt. The loan will mature in
February 2021.....................................        536,906        555,003

In October 2009, the Company entered into an
equipment loan with Key Equipment Finance. The
loan bears interest at a rate of 7.50% and is
payable in 48 monthly installments of $189 .......          6,392          7,270
                                                     ------------   ------------
                                                          543,298        689,966
Less current portion .............................         39,718         66,227
                                                     ------------   ------------
Long-term portion ................................   $    503,580   $    623,739
                                                     ------------   ------------

Aggregate maturities as required on long-term debt at August 31, 2010 are:

         2011 ........   $  39,718
         2012 ........      42,198
         2013 ........      44,830
         2014 ........      45,682
         2015 ........      48,101
         Thereafter ..     322,768
                         ---------
                         $ 543,298
                         ---------

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

During the six-months ended August 31, 2010, $12,511 of expense was recorded because the Company records the expense semi-annually from the grant date. As of August 31, 2010, there was no unrecognized compensation cost related to unvested options.

The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                              SHARES    EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------   ---------  ----------------  ----------------

Outstanding at February 28, 2010   3,400,000       $ 0.06
Granted ........................        -
Exercised ......................        -
Forfeited or expired ...........        -
                                   ---------  ----------------  ----------------
Outstanding at August 31, 2010 .   3,400,000       $ 0.06              1.8
                                   ---------  ----------------  ----------------
Exercisable at August 31, 2010 .   3,400,000       $ 0.06              1.8
                                   ---------  ----------------  ----------------

A summary of the status of the Entity's nonvested shares as of August 31, 2010, and changes during the six-months ended August 31, 2010, is presented below:

                                                WEIGHTED-AVERAGE
NONVESTED SHARES                     SHARES   GRANT-DATE FAIR VALUE
--------------------------------   ---------  ---------------------

Nonvested at February 28, 2010 .     770,000          $ 0.06
Granted ........................        -                -
Vested .........................     770,000          $ 0.06
Forfeited ......................        -                -
                                   ---------  ---------------------
Nonvested at August 31, 2010 ...        -                -
                                   ---------  ---------------------

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

At August 31,2010 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2011 ........          $  132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         2015 ........             132,504
         thereafter ..             463,764
                                ----------
                                $1,126,284
                                ==========

Rent expense aggregated $33,126 for the three months ended August 31, 2010 and $30,000 for the three months ended August 31, 2009 and $66,252 for the six months ended August 31, 2010 and $60,000 for the six months ended August 31, 2009.

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

THREE MONTHS ENDED August 31, 2010 VS. August 31, 2009
------------------------------------------------------

Overall Sales increased 14% from $947,056 to $1,079,388 quarter over quarter lead by the increase in sales of the Freedom60 and related accessories which showed a 48% increase going from $604,688 to $895,228 quarter over quarter. RES-Q-VAC decreased 49.9% from $279,638 to $140,225 with both export and domestic sales declining due to lower sales in the Emergency Medical market.

Net Operating Profit decreased 7.4% from $193,249 to $179,028 for the quarter ending August 31, 2010 as compared to the same period last year. Although sales were higher in the recent quarter over last, net income declined 8.5% from $110,611 to $101,232, the difference primarily due to a higher cost of goods sold and SG&A expenses for this three month period as compared to last year.

Selling, General and Administrative increased from $424,548 in 2009 to $507,949 in 2010 or 19.6% resulting from an increases in marketing expenses including trade shows, advertising, promotions and the short term hiring of a sales associate to promote the Freedom60 in Europe which is not continuing; salaries, benefits, and the design of our new subcutaneous infusion sets which are still in development. Overhead expenses increased as we added additional staff including two domestic sales associates and a mechanical engineer, all of which occurred in the second quarter of this year.

Cost of Goods sold increased $60,646 or 19.8%, from $305,681 to $366,327 due to an increase in sales and production payroll and related benefits.

Interest expense decreased by 23.6% to $9,092 in 2010 from $11,894 for the comparative quarter in 2009 as a result of lower interest payments on long term debt and the reduction of interest on a shareholder note paid off in June 2010.

Research and Development expenses increased $3,514 or 51.1% from $6,880 in 2009 to $10,394 in 2010 primarily due to a reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses decreased by $1,008 from $16,698 in 2009 to $15,690 in 2010 as a result of assets reaching their fully depreciated values.

SIX MONTHS ENDED August 31, 2010 VS. August 31, 2009

Total sales increased 17.2% or $302,145 to $2,062,330 from $1,760,185 for the six month period ending August 31, 2010 led by an increase of a 34.6% in Freedom60 sales from $1,213,854 to $1,656,195. Res-Q-Vac declined by 30.1% from $421,729 to $294,930.

Net income shows a profit of $189,652 for the six months ended August 31, 2010 as compared to $174,664 for the same six months in 2009. Cost of goods sold increased $111,499 or 18.0% from $618,216 to $729,715 due to an increase in production payroll and related benefits.

Selling, General and Administrative increased by 20.9% or $167,495 to $968,723 for 2010 from $801,237 for 2009. This was a result of hiring additional staff in the areas of sales and production management, and various other additional expenses related to tradeshows.

Research and development expenses increased $3,591 or 25.6% from $14,009 in 2009 to $17,600 due to reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses decreased by $3,427 from $34,652 in 2009 to $31,225 in 2010 as a result of assets reaching their fully depreciated value.

Interest expense decreased by $4,036 or 16.7% from $24,141 in 2009 to $20,105 in 2010 as a result of lower interest payments on long term debt and the reduction of interest on a shareholder note paid off in June 2010.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net Cash provided from Operations was $428,724 for the six-months ended August 31, 2010 as compared with net cash provided by operations of $26,953 for the six months ended August 31, 2009. This is due primarily to increased profit, an increase in our receivables collections and the use of our deferred tax asset.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs by half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year. However, we have initiated these programs now and intend to complete them by the end of our next fiscal year. At the end of August 31, 2010 there is approximately $7,500 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and with the introduction of a new 20% IgG drug released early this year, this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash during six months ended August 31, 2010 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

The Freedom60 is used to administer most antibiotics including the widely used and somewhat difficult to administer vancomycin. We have also found a following for Freedom60 for use in treating thalissemia with the drug desferal. In Europe we found success in using the Freedom60 for pain control, specifically post-operative epidural pain administration. Our European market also uses the Freedom60 for chemotherapy and subcutaneous immune globulin.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                             October 15, 2010
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Chief Executive Officer and Principal Financial Officer