Form 10-Q
period 2010-11-30
REPRO MED SYSTEMS INC
filed 2011-01-14
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549

                                   FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30,2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of November 30, 2010, 36,536,667 shares of common stock, $.01 par value per share, were outstanding.

                            REPRO-MED SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

         Balance Sheets - November 30,2010 (Unaudited) and
         February 28, 2010 ...............................................     3

         Statements of Operations (Unaudited) - for the Three Months and
         Nine Months Ended November 30, 2010 and November 30, 2009 .......     4

         Statements of Cash Flows (Unaudited) - for the Nine Months Ended
         November 30, 2010 and November 30, 2009 .........................     5

         Notes to Financial Statements ...................................  6-13

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 14-20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......    20

ITEM 4.  Controls and Procedures .........................................    20

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings ...............................................    21

ITEM 1A. Risk Factors ....................................................    21

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ....    21

ITEM 3.  Defaults Upon Senior Securities .................................    21

ITEM 4.  Removed and Reserved.............................................    21

ITEM 5.  Other Information ...............................................    21

ITEM 6.  Exhibits ........................................................    21

PART 1 - FINANCIAL INFORMATION

                                     REPRO-MED SYSTEMS, INC.
                                         BALANCE SHEETS
                                                                       NOVEMBER 30,  FEBRUARY 28,
                                                                           2010          2010
                                                                        UNAUDITED
                                                                       -----------   -----------
                                             ASSETS

CURRENT ASSETS:
  Cash ..............................................................  $ 1,362,903   $   813,383
  Accounts receivable less allowance for doubtful accounts of $33,943 and $30,823 for November 30, 2010 and February 28, 2010
   respectively .....................................................      351,532       654,960
  Inventory .........................................................      689,332       634,584
  Prepaid expenses ..................................................       73,018        67,611
  Deferred Tax Asset ................................................      283,311       308,250
                                                                       -----------   -----------
Total Current Assets ................................................    2,760,096     2,478,788
                                                                       -----------   -----------

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,299,898 and
  $1,256,617 at November 30, 2010 and February 28, 2010 respectively       264,306       221,043

OTHER ASSETS:
  Patents, net of accumulated amortization of $100,873 and 96,745 at
   November 30, 2010 and February 28, 2010, respectively ............       31,280        34,958
  Security deposit ..................................................       28,156        28,156
  Deferred Tax Asset ................................................           --       224,734
                                                                       -----------   -----------
Total Other Assets ..................................................       59,436       287,848
                                                                       -----------   -----------
TOTAL ASSETS ........................................................  $ 3,083,838   $ 2,987,679
                                                                       ===========   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ....................................  $     1,893   $    29,483
  Notes payable to related parties - current portion ................       38,431        36,744
  Deferred capital gain - current portion ...........................       22,481        22,481
  Accounts payable ..................................................       68,388        80,717
  Accrued expenses ..................................................       60,100       118,740
  Accrued interest ..................................................           --        54,183
  Accrued preferred stock dividends .................................           --        68,000
  Accrued payroll and related taxes .................................       38,713        12,655
  Warranty liability ................................................       70,363        72,188
                                                                       -----------   -----------
Total Current Liabilities ...........................................      300,369       495,191
                                                                       -----------   -----------

OTHER LIABILITIES
  Note payable - less current portion ...............................        4,047         5,480
  Notes payable to related parties - less current portion ...........      489,221       618,259
  Deferred capital gain less current portion ........................      162,995       179,855
                                                                       -----------   -----------
Total Other Liabilities .............................................      656,263       803,594
                                                                       -----------   -----------
Total Liabilities ...................................................      956,632     1,298,785
                                                                       -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value $100,000, $0.01 par value, 2,000,000 shares authorized, 10,000 shares issued and
   outstanding at February 28, 2010 .................................           --           100
  Common Stock, $0.01 par value, 50,000,000 shares authorized,
   36,536,667 and 35,584,286 issued and outstanding at November 30,
   2010 and February 28, 2010, respectively .........................      365,367       355,843
  Additional paid-in Capital ........................................    3,011,249     3,008,162
  Accumulated deficit ...............................................   (1,107,410)   (1,533,211)
                                                                       -----------   -----------
                                                                         2,269,206     1,830,894
  Less: Treasury Stock, 2,275,000 shares at cost at November 30, 2010
   and February 28, 2010 ............................................     (142,000)     (142,000)
                                                                       -----------   -----------
Total Stockholders' Equity ..........................................    2,127,206     1,688,894
                                                                       -----------   -----------
Total Liabilities and Stockholders' Equity ..........................  $ 3,083,838   $ 2,987,679
                                                                       ===========   ===========

            The accompanying notes are an integral part of these Financial Statements

                                             Page 3

                                     REPRO-MED SYSTEMS, INC.
                              STATEMENTS OF OPERATIONS (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               NOVEMBER 30                   NOVEMBER 30
                                           2010           2009           2010           2009
                                       ------------   ------------   ------------   ------------
NET SALES ...........................  $  1,254,198   $    898,103   $  3,316,528   $  2,658,288

COST AND EXPENSES
  Cost of goods sold ................       411,080        309,800      1,140,795        928,016
  Selling, general and administrative       528,176        457,783      1,496,899      1,259,020
  Research and development ..........         8,444          6,841         26,044         20,850
  Depreciation and amortization .....        16,184         14,891         47,409         49,543
                                       ------------   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES ............       963,884        789,315      2,711,147      2,257,429
                                       ------------   ------------   ------------   ------------

NET OPERATING PROFIT ................       290,314        108,788        605,381        400,859

OTHER INCOME/(EXPENSES)
  Gain (Loss) Currency Exchange .....         2,393           (443)        (2,835)        (3,271)
  Interest Expense ..................        (8,230)       (11,374)       (28,335)       (35,515)
  Forgiveness of Interest ...........            --             --         28,425             --
  Interest and Other Income .........         1,006            437          4,838          1,117
                                       ------------   ------------   ------------   ------------
TOTAL OTHER INCOME/(EXPENSE) ........        (4,831)       (11,380)         2,093        (37,669)
                                       ------------   ------------   ------------   ------------

    NET PROFIT BEFORE TAXES .........       285,483         97,408        607,474        363,190

  Provision for Income Taxes ........      (117,334)       (41,923)      (249,673)      (133,041)
                                       ------------   ------------   ------------   ------------

    NET INCOME ......................  $    168,149   $     55,485   $    357,801   $    230,149
                                       ============   ============   ============   ============

PREFERRED STOCK DIVIDENDS ...........            --             --             --   $      4,000
                                       ------------   ------------   ------------   ------------
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS ........................  $    168,149   $     55,485   $    357,801   $    226,149
                                       ============   ============   ============   ============

  NET INCOME PER COMMON SHARE
   AVAILABLE TO COMMON STOCKHOLDERS .  $         --   $         --   $        .01   $        .01
                                       ============   ============   ============   ============

  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ......................    36,536,667     35,584,286     35,920,217     35,309,741
                                       ============   ============   ============   ============

            The accompanying notes are an integral part of these Financial Statements

                                             Page 4

                                 REPRO-MED SYSTEMS, INC
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                               FOR THE NINE MONTHS ENDED
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  2010           2009
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...............................................  $    357,801   $    230,149
  Adjustments to reconcile net income to net cash from
   operating activities:
    Stock based Compensation ...............................        12,511         19,312
    Depreciation and amortization ..........................        47,409         49,543
    Deferred capital gain - building lease .................       (16,860)       (16,860)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable .............       303,428        (34,061)
    (Increase) decrease in inventory .......................       (54,748)      (116,074)
    (Increase) decrease in prepaid expense .................        (5,407)         4,634
    (Increase) decrease in deferred tax asset ..............       249,673        127,000
    Increase (decrease) in accounts payable ................       (12,329)       (82,795)
    Increase (decrease) in accrued payroll and related taxes        26,058          8,472
    Increase (decrease) in accrued expense .................       (58,640)       (41,177)
    Increase (decrease) in customer deposits ...............            --            (92)
    Increase (decrease) in warranty liability ..............        (1,825)       (21,261)
    Increase (decrease) in accrued interest ................       (54,183)         6,000
                                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       792,888        132,790
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for property and equipment ......................       (86,544)       (48,945)
  Payments for patents .....................................          (450)        (4,169)
                                                              ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES ......................       (86,994)       (53,114)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable ...............................            --          7,837
  Payments to note payable to related parties ..............      (127,351)       (25,763)
  Payments on notes payable ................................       (29,023)        (3,605)
                                                              ------------   ------------
NET CASH USED BY FINANCING ACTIVITIES ......................      (156,374)       (21,531)
                                                              ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................       549,520         58,145
CASH BEGINNING OF YEAR .....................................       813,383        519,209
                                                              ------------   ------------
CASH END OF YEAR ...........................................  $  1,362,903   $    577,354
                                                              ============   ============

Supplemental Information
Cash paid during the year for:
  Interest .................................................  $     25,668   $     29,515
Non Cash Activities
  Issuance of Common Stock to reduce related party loan ....  $         --   $     83,050
  Conversion of Preferred Stock into Common Stock ..........  $    100,000   $         --


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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2010 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of November 30, 2010 and the results of operations and cash flow for the interim periods ended November 30, 2010 and 2009.

The results of operations for the three months and nine months ended November 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report for the year ended February 28, 2010, as filed with the Securities and Exchange Commission on Form 10-K.

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

The Company recorded deferred tax assets in the amount of $283,311 and $532,984 on November 30, 2010 and February 28, 2010, respectively. The deferred tax assets have been offset by valuation allowances of $0 at November 30, 2010 and February 28, 2010, respectively. Management based the valuation allowance calculations on the prospect of future profitability.

The company recorded income tax expense in the amount of $117,334 and $41,923 for the three months ended November 30,2010 and 2009, respectively, and $249,673 and $133,041 for the nine months ended November 30, 2010 and 2009, respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at November 30, 2010 and February 28, 2010 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Prior to the quarter ending August 31, 2010 diluted earnings per share included an increase to income for the preferred stock dividends and an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6) and convertible preferred stock shares. For the periods ended August 31,2010 and thereafter, diluted earnings per share only includes an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6). See the following:

                                         INCOME          SHARES      PER-SHARE
THREE-MONTHS ENDED NOVEMBER 30, 2010   (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------  -------------  -------------  ------------

Basic Net Income Per Common Share
 Income available .................   $     168,149     36,536,667  $       0.00
 Preferred stock dividends ........              --             --            --
 Options includable ...............              --      2,752,594            --
 Convertible preferred stock ......              --             --            --
                                      -------------  -------------  ------------
Diluted Net Income Per Common Share   $     168,149     39,289,261  $       0.00
                                      -------------  -------------  ------------

                                         INCOME          SHARES      PER-SHARE
NINE-MONTHS ENDED NOVEMBER 30, 2010    (NUMERATOR)   (DENOMINATOR)     AMOUNT
------------------------------------  -------------  -------------  ------------

Basic Net Income Per Common Share
 Income available .................   $     357,801     35,920,217  $       0.01
 Preferred stock dividends ........              --             --            --
 Options includable ...............              --      2,752,594            --
 Convertible preferred stock ......              --             --            --
                                      -------------  -------------  ------------
Diluted Net Income Per Common Share   $     357,801     38,672,811  $       0.01
                                      -------------  -------------  ------------

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

SUBSEQUENT EVENTS
-----------------

The Company has evaluated subsequent events through January 14, 2011, the date on which the financial statements were issued.

RECLASSIFICATIONS
-----------------

Certain amounts in the February 28, 2010 and November 30, 2009, financial statements have been reclassified to conform to the presentation used in the November 30, 2010, financial statements.

NOTE 2 INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

                           November 30, 2010       February 28, 2010
                           -----------------       -----------------
Raw materials ........          $422,473               $451,444
Work in progress .....            77,721                 18,572
Finished goods .......           189,138                164,568
                                --------               --------
                                $689,332               $634,584
                                --------               --------

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                     November 30,    February 28,     Estimated
                                         2010            2010       Useful Lives
                                     ------------   -------------   ------------

Furniture and office  equipment ..   $    514,887   $     489,679        5 years

Manufacturing equipment and
 tooling .........................      1,049,317         987,981     7-12 years
                                     ------------   -------------
                                        1,564,204       1,477,660
Less: accumulated amortization
 and depreciation ................      1,299,898       1,256,617
                                     ------------   -------------
Property and Equipment, Net ......   $    264,306   $     221,043
                                     ------------   -------------

Depreciation expense was $14,774 and $13,459 for the three months ended November 30, 2010 and November 30, 2009, respectively, and $43,281 and $45,451 for the nine months ended November 30, 2010 and November 30, 2009, respectively.

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

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three-months ended November 30, 2010 and 2009, and $16,125 for the nine months ended November 30, 2010 and November 30, 2009. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

PREFERRED STOCK CONVERSION

On August 26, 2010, a director of the Company converted his 10,000 preferred shares for 952,381 shares of Common Stock, based on a conversion price of $.105 per share totaling $100,000 purchase price. The director also relinquished the accrued preferred stock dividends due to him totaling $68,000. These dividends were restored to the accumulated deficit of the Company.

NOTE 5 LONG-TERM DEBT

Long-term debt consists of the following at:

                                                     November 30,   February 28,
                                                         2010           2010
                                                     ------------   ------------

The President of the Company loaned the
Company, $100,000 at 8% interest. The loan was
unsecured and matures March 31,2011. The loan
was fully paid off in June 2010...................   $          -   $    100,000

In January 2008, the Company entered into an
installment loan arrangement to purchase a
vehicle. The loan bears interest at the rate of
6.735% and was payable in 84 monthly installments
of $552. The loan was secured by the vehicle. The
Company paid the loan in full in April 2010.......              -         27,693

In February 2009, the Company was granted a loan
by a director of the Company in the amount of
$672,663, payable in 144 monthly installments of
$5,754 at a rate of 6.00% interest. The Company
issued the Director 755,000 shares of common stock
at the price of $0.11 per share in June 2009 to
further reduce the debt. The loan will mature in
February 2021.....................................        527,652        555,003

In October 2009, the Company entered into an
equipment loan with Key Equipment Finance. The
loan bears interest at a rate of 7.50% and is
payable in 48 monthly installments of $189........          5,940          7,270
                                                     ------------   ------------
                                                          533,592        689,966
Less current portion..............................         40,324         66,227
                                                     ------------   ------------
Long-term portion.................................   $    493,268   $    623,739
                                                     ------------   ------------

Aggregate maturities as required on long-term debt at November 30, 2010 are:

         2011 ........   $  40,324
         2012 ........      42,841
         2013 ........      45,325
         2014 ........      45,990
         2015 ........      48,826
         Thereafter ..     310,286
                         ---------
                         $ 533,592
                         ---------

NOTE 6 STOCK OPTIONS

On June 6, 2007, the Board of Directors approved the issuance of 4,360,000 stock options to key employees and directors of the Company. The options have an expiration date of five years from the date of grant and an exercise price of $0.06 per share. Of the 4,360,000 stock options granted, 1,690,000 vested immediately and 890,000 stock options vest each succeeding year for three consecutive years.

The fair value of each option grant was calculated to be $.0272 on the date of grant using the Black-Schole Option pricing model with the following assumption used for grants during the applicable period.

         Risk free rate ..   2.4%
         Volatility ......   96.16%
         Expected life ...   1.5 years
         Dividend yield ..   0%

During the nine-months ended November 30, 2010, $12,511 of expense was recorded because the Company records the expense semi-annually from the grant date. As of November 30, 2010, there was no unrecognized compensation cost related to unvested options.

The following table summarizes the Company's stock options:

                                                                WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE     REMAINING
OPTIONS                             SHARES     EXERCISE PRICE   CONTRACTUAL TERM
--------------------------------  ----------  ----------------  ----------------

Outstanding at February 28, 2010   3,400,000       $ 0.06
Granted ........................          --
Exercised ......................          --
Forfeited or expired ...........  (1,250,000)      $ 0.06
                                  ----------  ----------------  ----------------
Outstanding at November 30, 2010   2,150,000       $ 0.06             1.5
                                  ----------  ----------------  ----------------
Exercisable at November 30, 2010   2,150,000       $ 0.06             1.5
                                  ----------  ----------------  ----------------

A summary of the status of the Entity's nonvested shares as of November 30, 2010, and changes during the nine-months ended November 30, 2010, is presented below:

                                                 WEIGHTED-AVERAGE
NONVESTED SHARES                    SHARES    GRANT-DATE FAIR VALUE
--------------------------------  ----------  ---------------------

Nonvested at February 28, 2010 .     770,000         $ 0.06
Granted ........................          --             --
Vested .........................     520,000         $ 0.06
Forfeited ......................     250,000         $ 0.06
                                  ----------  ---------------------
Nonvested at November 30, 2010 .          --             --
                                  ----------  ---------------------

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

At November 30, 2010 minimum future rental payments are:

         Year            Minimum Rental Payments
         ----            -----------------------
         2011 ........          $  132,504
         2012 ........             132,504
         2013 ........             132,504
         2014 ........             132,504
         2015 ........             132,504
         thereafter ..             430,638
                                ----------
                                $1,093,158
                                ==========

Rent expense aggregated $33,126 for the three months ended November 30, 2010 and 2009 and $99,378 for the nine months ended November 30, 2010 and 2009.

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

THREE MONTHS ENDED November 30, 2010 VS. November 30, 2009
----------------------------------------------------------

Our overall sales increased 39.6% from $898,103 to $1,254,198 quarter over quarter, lead by a 42.5% increase in gross sales of the Freedom60 and related accessories. Sales of this line improved from $694,209 to $989,045, quarter over quarter. RES-Q-VAC gross sales increased 12.0%, from $169,858 to $190,248, quarter over quarter, on the basis of higher domestic demand.

Net Operating Profit increased 166.9% from $108,788 to $290,314 for the quarter ending November 30, 2010 as compared to the same period last year. Net income increased 203.1% from $55,485 to $168,149.

Selling, General and Administrative increased 15.3% from $457,783 in 2009 to $528,176 in 2010 as the result of increases in marketing expenses including trade shows, advertising, promotions; salaries, benefits, and the design of our new subcutaneous infusion sets which are still in development. Overhead expenses increased beginning with the second quarter as the Company added additional staff including a mechanical engineer and two domestic sales associates who were not continued beyond the third quarter. Selling, General and Administrative costs declined to 42.1% of net sales in 2010 from 51.0% of net sales in 2009.

Cost of goods sold increased $101,280, or 32.7%, from $309,800 to $411,080 due to an increase in sales and production payroll and related benefits. Gross profit margin increased this quarter to 67.2% from 65.5% primarily due to cost allocation differences and purchasing in larger volumes resulting in lower materials costs.

Interest expense decreased by 27.6% to $8,230 in 2010 from $11,374 for the comparative quarter in 2009 as a result of lower interest payments on long term debt and the reduction of interest on a shareholder note paid off in June 2010.

Research and Development expenses increased $1,603 or 23.4% from $6,841 in 2009 to $8,444 in 2010 primarily due to a reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses increased by $1,293 from $14,891 in 2009 to $16,184 in 2010 as a result of increased investment in capital equipment.

NINE MONTHS ENDED November 30, 2010 VS. November 30, 2009

Our total sales increased 24.8% or $658,240 to $3,316,528 from $2,658,288 for the nine month period ending November 30, 2010 led by an increase of a 38.6% increase in gross Freedom60 sales from $1,908,062 to $2,645,239. RES-Q-VAC declined by 18.0% from $591,667 to $485,182 primarily due to the world wide economic downturn resulting in a softening in the EMS market.

Net income improved 55.5% to $357,801 for the nine months ended November 30, 2010 as compared to $230,149 for the same nine months in 2009. Cost of goods sold increased $212,779 or 22.9% from $928,016 to $1,140,795 due to the increase in sales and increases in production payroll and related benefits. Gross profit margin increased slightly in the nine months ended November 30, 2010 to 65.6% from 65.1%.

Selling, General and Administrative costs increased by 18.9% or $237,879 to $1,496,899 for 2010 from $1,259,020 for 2009. This was a result of hiring additional staff in the areas of sales, production management and engineering, and various other additional expenses related to tradeshows.

Research and development expenses increased $5,194 or 24.9% from $20,850 in 2009 to $26,044 due to reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses decreased by $2,134 from $49,543 in 2009 to $47,409 in 2010 as a result of assets reaching their fully depreciated value.

Interest expense decreased by $7,180 from $35,515 in 2009 to $28,335 in 2010 as a result of lower interest payments on long term debt, the reduction of interest on a shareholder note paid off in June 2010.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net Cash provided from Operations was $792,888 for the nine months ended November 30, 2010 as compared with net cash provided by operations of $132,790 for the nine months ended November 30, 2009. This is due primarily to increased profit, a decrease in outstanding receivables and the use of our deferred tax asset.

In January of 2008 we were notified by The Trade Adjustment Assistance Program of the Trade Department that our application for a grant of $150,000 was approved for use to assist us with marketing, ISO and regulatory affairs, and new product development. The grant matches the company on a 50-50 basis thereby reducing our costs for these new programs by half. The Trade Adjustment Assistance Program is a United States Government program to help manufacturing firms adjust to foreign business competition. The program is authorized by the Trade Act of 1974 and is administered by the U. S. Department of Commerce. The program operates through Trade Adjustment Assistance Centers located across the United States. The New York State area is served by the New York State Trade Adjustment Assistance Center (NYS TAAC). The NYS TAAC is affiliated with the Research Foundation of the State University of New York at Binghamton. Minimal funds were used in the previous year. However, we have initiated these programs now and intend to complete them by the end of our next fiscal year. As of November 30, 2010 there is approximately $7,500 remaining in payment assistance from this grant.

We believe the Freedom60 continues to find a solid following in the subcutaneous immune globulin market and with the introduction of a new 20% IgG drug released early this year, this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales and cash during nine months ended November 30, 2010 and with these increases and the capital we currently have, we will continue to meet or exceed the company's financial needs for the next twelve months.

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

The Freedom60 use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration has seen increased usage especially in Europe over the past year and is expected to continue with the introduction a new 20% solution of IgG at the beginning of this year. We have been told by users of the Freedom60 at trade shows that this method has provided them with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60 is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the Freedom60 is the lowest cost infusion system available in a heavily cost constrained market. We have begun to advertise one of the main benefits of the Freedom60 for use with IgG which is that it operates in "dynamic equilibrium", that is, the pump finds and maintains a balance between the pressure at the patient's sites and the rate that the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient's needs providing greater convenience and lower cost for these patients.

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

In order to receive more favorable Medicare reimbursement for our Freedom60 Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). On May 21, 2007 we received a notification from CMS (Centers for Medicare & Medicaid Services) that the Freedom60 had been re-reviewed for Medicare billing. It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: "E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater." The new coding provides for a substantial increase in reimbursement for providers using an infusion pump for authorized users under Part B of Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

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

We introduced a version of the RES-Q-VAC with the addition of a portable LED white light, which attaches to the canister assembly. The light is fully malleable and can direct light during operations when lighting is poor or at night. We are marketing a hospital version our latest version of the RES-Q-VAC which contains all of our latest enhancements.

A critical component and advantage of the RES-Q-VAC is the availability of Full Stop Protection(R) (FSP), a patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. Full Stop Protection meets the requirement of the Occupational Safety and Health Administration. The Company has received a letter from OSHA confirming that the RES-Q-VAC with the Full Stop Protection falls under the engineering controls of the Blood Borne Pathogen regulation and that the product's use would fulfill the regulatory requirements.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
---------------------

Not required for Smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  REMOVED AND RESERVED
-----------------------------

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

/s/ Andrew I. Sealfon                             January 14, 2011

Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, Chief Executive Officer and Principal Financial Officer