Form 10-Q/A
period 2010-05-31
REPRO MED SYSTEMS INC
filed 2011-03-01
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT No 1

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

                                EXPLANATORY NOTE

Repro-Med Systems, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2010, originally filed with the Securities and Exchange Commission on July 15, 2010 (the "Original Quarterly Report"). Repro-Med Systems, Inc. is filing this Amendment No. 1 for the sole purpose of amending the wording of Exhibit 31.1 of the Original Quarterly Report, which did not exactly match the wording required by Item 601(b)(31).

Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment does not reflect events occurring after the filing of the Original Quarterly report. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report, as well as the Company's other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)  EXHIBITS

        31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

        32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 *
__________________
* previously filed

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                             March 1, 2011
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Chief Executive Officer and Principal Financial Officer