Form 10-Q/A
period 2010-08-31
REPRO MED SYSTEMS INC
filed 2011-03-01
CIK 704440

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Repro-Med Systems, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2010, originally filed with the Securities and Exchange Commission on October 15, 2010 (the "Original Quarterly Report"). Repro-Med Systems, Inc. is filing this Amendment No. 1 for the sole purpose of amending the wording of Exhibit 31.1 of the Original Quarterly Report, which did not exactly match the wording required by Item 601(b)(31).

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