Form 10-Q/A
period 2010-11-30
REPRO MED SYSTEMS INC
filed 2011-03-01
CIK 704440

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

                                EXPLANATORY NOTE

Repro-Med Systems, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010, originally filed with the Securities and Exchange Commission on January 14, 2011 (the "Original Quarterly Report"). Repro-Med Systems, Inc. is filing this Amendment No. 1 for the sole purpose of amending the wording of Exhibit 31.1 of the Original Quarterly Report, which did not exactly match the wording required by Item 601(b)(31).

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

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon                             March 1, 2011
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, Chief Executive Officer
and Principal Financial Officer