Form 10-K
period 2011-02-28
REPRO MED SYSTEMS INC
filed 2011-05-27
CIK 704440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended     FEBRUARY 28, 2011
                                    -----------------
      Commission File Number        0-12305
                                    -------

                            REPRO-MED SYSTEMS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                      13-3044880
           ---------                                     -----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

24 CARPENTER ROAD, CHESTER, NY                              10918
------------------------------                              -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (845)469-2042
                                                        -------------

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

Large accelerated filer [ ]                   Accelerated filer [ ]
Non-accelerated filer [ ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Based on the closing sales price of August 31, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $4,063,435.

The number of issued and outstanding shares of the registrant's common stock, $.01 par value was 36,577,667 at May 1, 2011, which includes 2,275,000 shares of Treasury Stock.

                            REPRO-MED SYSTEMS, INC.
                                   FORM 10-K
                                     INDEX
                                                                            Page
                                                                            ----
FORWARD-LOOKING STATEMENTS .................................................   3

PART I

Item 1-    Business ........................................................   4

Item 1A-   Risk Factors ....................................................  12

Item 1B-   Unresolved Staff Comments .......................................  12

Item 2-    Property ........................................................  13

Item 3-    Legal Proceedings ...............................................  13

Item 4-    Removed and Reserved ............................................  13

PART II

Item 5-    Market for the Registrant's Common Equity and Related
           Shareholder Matters and Issuer Purchases of Equity Securities ...  13

Item 6-    Selected Financial Data .........................................  13

Item 7-    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  14

Item 7A-   Quantitative and Qualitative Disclosures about Market Risk ......  17

Item 8-    Financial Statements and Supplementary Data .....................  17

Item 9-    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures ............................  34

Item 9A(T)-Controls and Procedures .........................................  34

Item 9B-   Other Information ...............................................  35

PART III

Item 10-   Directors, Executive Officers, and Corporate Governance .........  35

Item 11-   Executive Compensation ..........................................  35

Item 12-   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ......................  36

Item 13-   Certain Relationships and Related Transactions and Director
              Independence .................................................  37

Item 14-   Principal Accountant Fees and Services ..........................  37

PART IV

Item 15-   Exhibits and Financial Statement Schedules ......................  38

Signatures .................................................................  39

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS CERTAIN "FORWARD-LOOKING" STATEMENTS AS THAT TERM IS DEFINED IN THE FEDERAL SECURITIES LAWS. GENERALLY THESE STATEMENTS RELATE TO BUSINESS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS OR OTHER CONSEQUENCES OF MANAGEMENTS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS FROM ACQUISITIONS TO BE MADE BY US, OR PROJECTIONS INVOLVING ANTICIPATED REVENUES, EARNINGS OR OTHER ASPECTS OF OUR OPERATING RESULTS. THE EVENTS DESCRIBED IN FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT MAY NOT OCCUR. THE WORDS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "PROJECT," "PLAN," "INTEND," "ESTIMATE," AND "CONTINUE," AND THEIR OPPOSITES AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. WE CAUTION YOU THAT THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE OR EVENTS AND ARE SUBJECT TO A NUMBER OF UNCERTAINTIES, RISKS AND OTHER INFLUENCES, MANY OF WHICH ARE BEYOND OUR CONTROL, THAT MAY INFLUENCE THE ACCURACY OF THE STATEMENTS AND THE PROJECTIONS UPON WHICH THE STATEMENTS ARE BASED. FACTORS THAT MAY AFFECT OUR RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DISCUSSED IN ITEM 7 OF THIS ANNUAL REPORT UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION."

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

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

BUSINESS OF REGISTRANT

REPRO-MED Systems, Inc. ("REPRO-MED," or "RMS Medical Products" or the "Company"), was incorporated in the State of New York in March of 1980. The Company designs, manufactures, and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The FDA regulates these products. The Company's development and marketing focus are primarily concentrated on the FREEDOM60(R) Syringe Infusion System and accessories, and the RES-Q-VAC(R) Emergency Medical Suction System.

CORPORATE HISTORY

Repro-Med Systems, Inc. was incorporated under the laws of the State of New York in March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, the fax is 845-469-5518, and the Internet site is www.rmsmedicalproducts.com.

PRODUCTS

FREEDOM60(R) SYRINGE INFUSION SYSTEM

The FREEDOM60(R) Syringe Pump uses an innovative "engine" to create a constant pressure drive system which we believe results in substantially greater safety, reliability, reduced discomfort for subcutaneous applications, and an overall higher quality infusion than other devices on the market - all at a lower cost. The basic drive mechanism used in the FREEDOM60(R) represents the first of a line of products, which we intend to develop to broaden the product applications and appeal.

FREEDOM60(R) uses precision rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented luer disc connector ensures that only the Company's FREEDOM60(R) tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient. We are achieving our objective of building a product franchise with FREEDOM60(R) and the sale of patented disposable tubing sets.

Our proprietary technology employed in the FREEDOM60(R) uses constant pressure to administer drugs. FREEDOM60(R) avoids an important problem faced by electronic pumps currently on the market, which employ constant flow mechanisms that result in potentially dangerous, high pressure placed on indwelling catheters or under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps generate extremely high pressures exceeding 60psi before the over pressure system will activate. Also with these systems, the alarm can falsely trigger halting administration until a health professional can verify that the infusion is in fact safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required.

Other unsafe conditions of conventional equipment include runaway administrations; overdose due to programming errors or pump failure, and over-pressure resulting in burst blood vessels or failed internal access devices. We believe that the increasing sales of pumps and tubing sets for the FREEDOM60(R) demonstrate that the FREEDOM60(R) eliminates these potential outcomes and ensures a safe, constant, controlled infusion. Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60(R) design maintains a safe constant pressure and thereby automatically reduces the flow rate as required, a process we refer to as "dynamic equilibrium," if any problems of administration occur.

The FREEDOM60(R) Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market although we believe there is potential in the hospital setting as well. Other potential applications for the FREEDOM60(R) include pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $4.5 Billion in revenue annually (Ref: www.nhianet.org). With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for home care. The FREEDOM60(R) provides a high-quality delivery to the patient at costs comparable to gravity-driven infusions and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

For the home care patient, FREEDOM60(R) is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, FREEDOM60(R) delivers accurate infusion rates and uniform flow profiles providing consistent transfer of medication. The FDA approved a Form 510(k) Pre-market Notification for initial design of the FREEDOM60(R) as a Class II device in August 1994.

The Company also had designed and manufactured the FREEDOM60(R)-FM, an enhanced version of the FREEDOM60(R), which contains an electronic flow monitor system that provides occlusion and end of infusion alarm. This product was directed at nursing homes, hospitals, and pediatric ambulatory applications where alarms are generally preferred for nursing acceptance. Due to the performance of the basic FREEDOM60(R), specifically the constant flow feature which tends to inhibit the formation of clots, there were no reported concerns on this issue and thus very limited demand for the alarm version which is no longer in production.

We have expanded the use of the FREEDOM60(R) to cover most antibiotics including the widely used and somewhat difficult to administer Vancomycin. We have also found a following for FREEDOM60(R) for use in treating thalassemia with the drug Desferal (R). In Europe, we found success in using the FREEDOM60(R) for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60(R) for chemotherapy and subcutaneous immune globulin.

The FREEDOM60(R) use for Primary Immune Deficiency by injecting immune globulin
(IgG) under the skin as a subcutaneous administration (SCIG) has continued to increase during the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. We have begun to promote one of the main benefits of the FREEDOM60(R) for use with IgG, which is that it operates in "dynamic equilibrium"; that is the pump finds and maintains a balance between what a patient's subcutaneous tissues are able to manage and what the pump infuses. This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient's needs providing a reliable, faster and a more comfortable administration with fewer side effects for these patients.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). We believe market pressures have moved to consider alternatives to expensive electronic systems especially for new subcutaneous administrations, which usually cannot be done with gravity. For cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60(R) SALES

In order to receive more favorable Medicare reimbursement for our FREEDOM60(R) Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). It was the determination of the Centers for Medicare & Medicaid Services that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours, or greater. The new code significantly increases the reimbursement for the FREEDOM60(R) for billable syringe pump applications approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007, Medicare issued a letter of clarification stating in part:

"The FREEDOM60(R) Syringe Infusion Pump is the only allowable pump to be billed with the Subcutaneous Immune Globulin (SCIG). The code for this pump for dates of service 1/1/00 - 5/16/07 is E0780. For dates of service on or after 5/17/07, the correct code is E0779 per SADMERC. The items being billed must be supported by corresponding documentation. All other pumps or modifiers will result in a denial."

ECONOMIC BENEFITS OF FREEDOM60(R) PUMP AND DISPOSABLE SALES

We have shipped approximately 17,600 pumps since March 2000 including approximately 4,300 pumps in the last year. Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets. The FREEDOM60(R) pump is designed for a minimum use of 4,000 times which at our list price is amortized at $.13 per use.

We estimate that each FREEDOM60(R) pump, when used for immune globulin administration, uses an average of four to six tubing sets per month per patient. Antibiotics may be administered much more frequently, occasionally up to four times per day. In some cases, a tubing set may be used for as long as 72 hours. We estimate tubing set usage for antibiotics to be as much as 10 sets per month per patient. The tubing sets currently have an average price of $5.41.

The pump has a minimum expected life of 4,000 operations. Thus, if the pump is operated up to four times per day as for some administrations of antibiotics, anticipated pump life may be more than six and one-half years. For immune globulin applications, an expected use of four to five times per month results in an anticipated life span of decades for the FREEDOM60(R) pump.

COMPETITION FOR THE FREEDOM60(R)

Competition for the FREEDOM60(R) for IgG is currently limited to electrically powered infusion devices, which are more costly and can create high pressures during delivery, which can cause complications for the administration of IgG. However, there can be no assurance that other companies with greater resources will not enter the market with competitive products, which will have an adverse effect on our sales.

There is the potential for new drugs to enter the market, such as using Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the FREEDOM60(R). We believe the FREEDOM60(R) is ideal for all these new drug combinations but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60(R) or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

NEW PRODUCT ENHANCEMENTS FOR THE FREEDOM60(R)

During January 2010, a new subcutaneous immune globulin called Hizentra(R) with a greater concentration was approved by the FDA. We have performed significant testing of the new drug with the FREEDOM60(R) and have been recognized by the drug company for use with their drug. Based on initial reactions, the new formulation appears to be an improved drug at higher concentrations, and is expected to replace the previous offerings. We believe that Hizentra(R) will continue to create additional opportunities for the FREEDOM60(R) system for our fiscal year ending 2012. There are also other IgG drugs for subcutaneous route of administration being introduced into the market, which may expand the market for the FREEDOM60(R) and its accessories.

We have been developing our own needle administration sets for subcutaneous immune globulin, which incorporate many enhanced features that we believe will address many of the issues faced by current offerings. Due to the introduction of Hizentra(R) with its increased viscosity, the new needle administration sets were designed with improved flow characteristics. Our new needle set design has very low fluid resistance creating the ability for rapid administrations with improved safety. We have been approved for Europe and have begun shipping the new needle sets to Europe during the last quarter. Initial feedback from our distributors in the UK and Norwegian territory confirm the performance we anticipated and have been well received. For the USA market, the FDA, on May 20, 2011, cleared our new subcutaneous needle sets for marketing.

There can be no assurance that we will be able to enter the domestic market during the summer of YE 2012 as planned, that we will be able to deliver the new needle set at a competitive price point, or that the set will be accepted by the industry.

RES-Q-VAC(R) PORTABLE MEDICAL SUCTION

The RES-Q-VAC(R) Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient's airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospital crash carts and wherever portable aspiration is a necessity, including backup support for powered suction systems. The full stop protection filter (FSP) and disposable features of the RES-Q-VAC(R) reduce the risk of exposing the health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

In 2009 we introduced new, updated features including the FSP filter, new pediatric connectors, new graduated canister, new adult catheters, and new convenient carry pouch. It is also available with a flexible, portable LED white light source, which is attached to the top of the canister system and provides illumination for the medical professional during nighttime or low light conditions.

A critical component and advantage of the RES-Q-VAC(R) system is our Full Stop Protection filter, a patented filtering system that both prevents leakage and over-flow of the aspirated fluids, even at full capacity, and traps virtually all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection meets the requirement of the Occupational Safety and Health Administration 'Occupational Exposure to Bloodborne Pathogens' CFR29 1910.1030. The Company has received a letter from OSHA confirming that the RES-Q-VAC(R) with the Full Stop Protection falls under the engineering controls of the Bloodborne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

Recent concerns are for diseases that are easily transmitted by small aerosolized droplets such as Asian Bird Flu, Swine flu, and resistant tuberculosis. Other concerns are hepatitis, HIV among others.

On April 29, 2003, the Centers for Disease Control (CDC) issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome), which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC(R) with Full Stop Protection(R) is the only portable device to comply with these CDC directives.

The new connectors added to our pediatric catheters allow them to connect directly to the adult canisters, enabling pediatric suctioning with the benefit of the Full Stop Protection(R) device as well as with sterile catheters. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery.

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

Respiratory - in-home care, long-term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators and with tracheostomies all benefit from the portability, cost and performance of the RES-Q-VAC(R). In hospitals, the RES-Q-VAC(R) provides emergency backup due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, the emergency room, patients in isolation, patient transport (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC(R) is available sterile with Full Stop Protection(R) for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. Hospitals are required under the EMTALA regulations to provide emergency treatment to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC(R) ensures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing homes, hospice, sub-acute - we provide special configurations for dining areas, portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC(R), which can be left by the bedside for immediate use during critical times.

Dental applications - we offer a version of the RES-Q-VAC(R), called DENTAL-EVAC(R), which addresses the needs of oral surgeons for emergency backup suction during a procedure. DENTAL-EVAC(R) is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

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

We are actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and several regional distributors in the respiratory market. We also work with national regional distributors who are well represented in the hospital respiratory market.

RES-Q-VAC(R) DISTRIBUTION

RES-Q-VAC(R) primarily is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We have begun marketing the new hospital RES-Q-VAC(R) system with several regional respiratory distributors with representation into the hospital market through the respiratory departments.

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

OSHA 29 CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of " ... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain bloodborne pathogens], commercially available and effective." These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med's Full Stop Protection(R) for RES-Q-VAC(R). The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

COMPETITION FOR THE RES-Q-VAC(R)

We believe that the RES-Q-VAC(R) is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-Vac(TM) from Laerdal. The V-Vac(TM) is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-Vac(TM) before RES-Q-VAC(R) entered the market. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to our design, made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. We believe that the addition of Full Stop Protection(R) substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC(R) provides improved protection for these users.

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

The Thermal Cautery System is designed to provide a safe, reliable, and effective method of female sterilization. The unit is small, compact, and portable. A rechargeable battery supplies power. The unit uses disposable components that include the cautery hook assembly, cannula and trocar stylette.

CONTRACT MANUFACTURING

Historically, we have used OEM profits partially to fund internal product development that has resulted in new enhancements for RES-Q-VAC(R) and FREEDOM60(R). Although several years ago the company received the majority of its income from contract manufacturing, recent years have seen tremendous increases in our proprietary products and a subsequent decrease in OEM manufactured products for other companies. We still have customers for which we manufacture products, but it represents less than 2% of revenues in the current fiscal year ended February 2011.

We are also in various stages of development of other additional proprietary medical devices. Thus, we have products currently on the market, new products in development to be marketed and long-range products to support and enhance future growth.

SALES AND DISTRIBUTION

FREEDOM60(R) systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. Gynecological instruments are sold from the corporate offices primarily through repeat business. Distribution channels for the products are those generally common to their respective markets. In recent years, our emergency medical products are sold through a wide network of domestic and international distributors in over 40 countries.

The domestic emergency medical market has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police, and emergency services. We have concluded that we can have more effective market penetration with major master distributors who are able to better support our products.

For FREEDOM60(R), we have distributors in United Kingdom, Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We believe that one distributor in each country will be more predisposed to advertising, promotion, and building the product franchise. In return, we will be able work more closely with the distributors and be able to promote the products in each area.

We continue to support both of our main product lines at both National and International trade shows. In November, we exhibited at Medica in Dusseldorf, Germany; the world's largest medical products trade show. In March 2011, we exhibited at the NHIA show in Orlando, Florida. In May of 2011, we plan to attend the INS show in Louisville, Kentucky. We have also reserved our space for the Medica trade show scheduled for November 2011.

The table below presents the product mix for the last two fiscal years.

                                          FY2011                   FY2010
                                   PERCENTAGE OF SALES       PERCENTAGE OF SALES
                                  --------------------      --------------------
Infusion Therapy .................        81.69%                   75.63%
Medical Suction ..................        16.61%                   21.86%
Gynecological Instruments ........        0.72%                     1.14%
Contract Manufacturing ...........        0.98%                     1.33%
Other ............................        0.00%                     0.04%

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

As of February 28, 2011 we employed 44 employees, 32 were assigned to manufacturing operations, 2 to sales and customer support, 8 to administrative functions, 1 to quality assurance functions and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is instrumental in sales, marketing, and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

REGULATIONS GOVERNING THE MANUFACTURING OPERATIONS

The Food, Drug, and Cosmetic Act governs the development and manufacturing of all medical products. The Act requires us to register the facility, list devices, file notice of intent to market new products, track the locations of certain products and to report any incidents of death or serious injury relating to the products with the FDA. We are subject to civil and criminal penalties and/or recall seizure or injunctions if we fail to comply with regulations of the FDA.

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position. We do not use significant amounts of hazardous materials in the assembly of these products.

Periodically we are subject to inspections and audits by FDA inspectors. The last quality review by the FDA was in September 2010, which included, among others, a review of complaints, quality controls, and documentation. The primary complaints for the FREEDOM60(R) relate to a lack of training on the part of the patient and medical support staff. The FDA inspection did not find any violations and no DD483 was issued. The Company always is subject to further audits by the FDA and could be impacted by adverse findings.

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and in some cases, where it was no longer deemed economically beneficial; we have allowed certain patent protections to lapse. The RES-Q-VAC(R) is susceptible in the international market to imitation. In 2002, a competitor had introduced a competitive product to the RES-Q-VAC(R) into the market. We responded with the introduction of new innovative features for the RES-Q-VAC(R) that enhanced the product and placed well above the competition in safety.

On June 10, 2003, we received a patent #6,575,946 for our new Full Stop Protection(R). This addition to the RES-Q-VAC(R) system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease, and the filtered RES-Q-VAC(R) provides improved protection for these users.

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

Currently we are in year 12 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building's annual property taxes, amounting to $47,434 for the year ended February 28, 2011.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, and employment related claims.

ITEM 4. REMOVED AND RESERVED

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2011, 36,577,667 shares were issued and outstanding and there were approximately 1,066 holders of record.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc. for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

                              HIGH       LOW
                              ----       ---
2011 QUARTER ENDED
February 28, 2011, ...       $0.19      $0.06
November 30, 2010 ....       $0.21      $0.09
August 31, 2010 ......       $0.16      $0.07
May 31, 2010 .........       $0.18      $0.11

2010 QUARTER ENDED
February 28, 2010 ....       $0.23      $0.11
November 30, 2009 ....       $0.30      $0.14
August 31, 2009 ......       $0.20      $0.12
May 31, 2009 .........       $0.19      $0.08

On February 2, 1993, we issued 10,000 shares of 8% Cumulative Convertible Preferred Stock in a private placement for $100,000. In June 2010, the 10,000 preferred shares were converted into 952,381 shares of common stock. The shareholder waived accrued preferred dividends, and the amount was reversed through the accumulated deficit.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain "forward-looking" statements (as such, term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available.

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

INVENTORY

Inventories of raw materials are stated at the lower of average cost or market value including allocable overhead. Work-in-process and finished goods are stated at the lower of average cost or market value and include direct labor and allocable overhead. Average cost is calculated using a rolling average based upon new purchases and quantities.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory, and accruals.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, and current economic trends.

REVENUE RECOGNITION

Sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise.

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

RESULTS OF OPERATIONS

2011 vs. 2010

Overall sales for the year ending February 2011 increased 30.4% to $4,920,723 from $3,774,873 for the same period last year.

We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60(R) Syringe Infusion System and the RES Q VAC(R) Medical Suction System.

The FREEDOM60(R) continues to lead our sales increases with an overall improvement of 44.2% going from $2,805,548 in 2010 to $4,044,313 for the current year. The increase is due to additional sales for use with immune globulin, antibiotics, and to a lesser extent, new international sales coming in approximately midyear. We have concentrated the majority of our efforts in the FREEDOM60(R) line, specifically towards the subcutaneous immune globulin (SCIG) market.

We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the FREEDOM60(R) that we believe will expand this market even further. In addition, we expect many of the SCIG providers will see benefit in using the FREEDOM60(R) system for other uses, such as antibiotics, chemotherapeutics, and pain medications.

Our Net income for the year ending February 28, 2011 was $704,085 as compared to Net income of $889,444 for the previous year. This was primarily due to a decrease in the income tax benefit from $226,984 in 2010 to tax expense of $489,034 in 2011. This was due to management's evaluation of the Deferred Tax Asset (DTA) in 2010 thereby reducing the valuation allowance in 2010 to zero. Tax expense in 2011 consists solely of the applicable tax on current income.

We recorded deferred tax assets of $45,641 and $532,984 as of February 28, 2011 and 2010, respectively. The deferred tax assets have been offset by valuation allowances of $0 as of both February 28, 2011 and 2010. Management based this on the prospect of future profitability. The amount of $45,641 we recognized as of February 28, 2011 represents the full amount of tax benefits available.

RES-Q-VAC(R) sales decreased by 0.4% to $868,524 from $871,814. We made arrangements with a new group of distributors to introduce the RES-Q-VAC(R) to the hospital markets, and further our efforts to promote emergency medical sales.

Combined sales of our non-core product lines (Gyneco and contract manufacturing) decreased by 3.6% or $1,826.

Cost of goods sold increased from $1,263,406 for year ended February 28, 2010 to $1,657,184 for the current year primarily because of increased sales. Gross profit margin for the year ended February 28, 2011 is essentially unchanged at 66.3%, as compared with 66.5% for the previous year. Raw materials costs have been increasing, which we have been able to offset through price increases. Selling, General & Administrative Expenses (SG&A) increased by $270,194 year over year from $1,697,223 to $1,967,417 due to additional marketing expenses associated with our increase in sales and general increases in payroll. Stock based compensation decreased this year to $12,511 from $19,312 in the year ended 2010.

Research and development expenses increased from $27,921 to $35,519 primarily due to increased labor costs.

Depreciation and amortization expense increased by 1.5% to $65,774 during the year ended February 28, 2011 as compared to $64,804 for the previous year 2010. Interest expense decreased from $47,504 to $36,392 due to loan consolidations, lower interest rates, and elimination of higher interest debts.

LIQUIDITY AND CAPITAL RESOURCES

Our net operating profit for the year ended February 28, 2011 was $1,194,829 as compared with $721,519 for the previous year. For the year ended February 28, 2011 Net Cash provided from Operations was $1,028,465 as compared with $382,298 for the prior year. This change of $646,167 was due primarily to the increase in pre-tax income from operations.

Accounts Receivable, net of reserves, increased at February 28, 2011 to $713,906 as compared to $654,960 for the previous year because of our increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. As of February 28, 2011, 88% of Accounts Receivable were current or less than 30 days past due, 4% were at 30-60 days and 8% were over 61 days. Prepaid expenses and other receivables increased to $112,937 from $67,611 due to a foreign vendor that requires payment before items are received.

Expenditures for capital equipment in 2011 were $200,522 and patent costs were $450 on filings for new products that initiated during the year.

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations.

Currently, we are in year 12 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building's annual property taxes, amounting to $47,434 for the year ended February 28, 2011.

In the last quarter, we began to sell our new RMS Subcutaneous Needle Administration Sets in Europe. We received approval from the FDA on May 20, 2011, for domestic marketing. Therefore, we now have approval for Europe, Canada, and the United States. We believe that the RMS Needle sets represent an improvement in performance and safety over the current devices on the market and that we will experience an increase in sales once we begin marketing the new needle sets domestically. We believe we have sufficient resources to initiate domestic marketing of the needle sets, and we are planning significant manufacturing expansion to launch the new needle sets in the domestic market. We currently are negotiating with a third party manufacturer to arrange for outside production for additional capacity and to establish an alternative source of supply for our customers. However, there can be no assurance that the domestic market will recognize the benefits of our new needle sets and change from existing products to our system in any appreciable percentage of market share.

We believe the FREEDOM60(R) continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continue to experience an increase in sales, cash flow during the year ended February 28, 2011 and with these increases and the capital we currently have, we will continue to meet or exceed the company's liquidity needs for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

McGrail Merkel Quinn & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


To the Board of Directors and Stockholders
Repro-Med Systems, Inc.
Chester, New York


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

         We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail Merkel Quinn
     & Associates, P.C.

Scranton, Pennsylvania
May 27, 2011

                            REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                          2011          2010
                                                      ------------  ------------

                                     ASSETS

CURRENT ASSETS:
  Cash .............................................  $ 1,322,250   $   813,383
  Certificates of Deposit ..........................      152,399            --
  Accounts receivable less allowance for doubtful
   accounts of $12,128 and $30,823 for February 28,
   2011 and February 28, 2010 respectively .........      713,906       654,960
  Inventory ........................................      668,200       634,584
  Prepaid expenses .................................      112,937        67,611
  Deferred Tax Asset ...............................       45,641       308,250
                                                      -----------   -----------
Total Current Assets ...............................    3,015,333     2,478,788
                                                      -----------   -----------

PROPERTY & EQUIPMENT, less accumulated depreciation
 of $1,316,822 and $1,256,617 at February 28, 2011
 and February 28, 2010 respectively ................      361,360       221,043
                                                      -----------   -----------

OTHER ASSETS:
  Patents, net of accumulated amortization of
   $102,314 and $96,745 at February 28, 2011 and
   February 28, 2010, respectively .................       29,839        34,958
  Security deposit .................................       28,156        28,156
  Deferred Tax Asset ...............................           --       224,734
                                                      -----------   -----------
Total Other Assets .................................       57,995       287,848
                                                      -----------   -----------
TOTAL ASSETS .......................................  $ 3,434,688   $ 2,987,679
                                                      ===========   ===========

   The accompanying notes are an integral part of these Financial Statements.

                            REPRO-MED SYSTEMS, INC.
                                 BALANCE SHEETS

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                          2011          2010
                                                      ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - current portion ...................  $     1,928   $    29,483
  Notes payable to related parties - current portion       39,011        36,744
  Deferred capital gain - current portion ..........       22,481        22,481
  Accounts payable .................................      158,108        80,717
  Accrued expenses .................................       71,330       118,740
  Accrued interest .................................           --        54,183
  Accrued preferred stock dividends ................           --        68,000
  Accrued payroll and related taxes ................       21,195        12,655
  Warranty liability ...............................           --        72,188
                                                      -----------   -----------
Total Current Liabilities ..........................      314,053       495,191
                                                      -----------   -----------

OTHER LIABILITIES
  Note payable - less current portion ..............        3,552         5,480
  Notes payable to related parties - less current
   portion .........................................      479,248       618,259
  Deferred capital gain less current portion .......      157,375       179,855
                                                      -----------   -----------
Total Other Liabilities ............................      640,175       803,594
                                                      -----------   -----------
Total Liabilities ..................................      954,228     1,298,785
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, 8% cumulative, liquidation value
   $100,000, $0.01 par value, 2,000,000 shares
   authorized, 10,000 shares issued and outstanding
   at February 28, 2010 ............................           --           100
  Common Stock, $0.01 par value, 50,000,000 shares
   authorized, 36,577,667 and 35,584,286 issued and
   outstanding at February 28, 2011 and February 28,
   2010 respectively ...............................      365,777       355,843
  Additional paid-in Capital .......................    3,017,809     3,008,162
  Accumulated deficit ..............................     (761,126)   (1,533,211)
                                                      -----------   -----------
                                                        2,622,460     1,830,894
  Less: Treasury Stock, 2,275,000 shares at cost at
   February 28, 2011 and February 28, 2010 .........     (142,000)     (142,000)
                                                      -----------   -----------
Total Stockholders' Equity .........................    2,480,460     1,688,894
                                                      -----------   -----------
Total Liabilities and Stockholders' Equity .........  $ 3,434,688   $ 2,987,679
                                                      ===========   ===========

   The accompanying notes are an integral part of these Financial Statements.

                            REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2011           2010
                                                    ------------   ------------

NET SALES ........................................  $  4,920,723   $  3,774,873
                                                    ------------   ------------

Cost and Expenses
  Cost of goods Sold .............................     1,657,184      1,263,406
  Selling, general and administrative ............     1,967,417      1,697,223
  Research and development .......................        35,519         27,921
  Depreciation and amortization ..................        65,774         64,804
                                                    ------------   ------------
Total Costs and Expenses .........................     3,725,894      3,053,354
                                                    ------------   ------------

Net Operating Profit .............................     1,194,829        721,519
                                                    ------------   ------------

Other Income/(Expenses)
  Interest Expense ...............................       (36,392)       (47,504)
  Forgiveness of Interest ........................        28,425             --
  Loss on Foreign Currency Exchange ..............        (2,461)        (4,295)
  Loss on impairment of Goodwill .................            --         (8,609)
  Interest and Other Income ......................         8,718          1,349
                                                    ------------   ------------

Total Other Income/(Expense) .....................        (1,710)       (59,059)
                                                    ------------   ------------

INCOME BEFORE TAXES ..............................     1,193,119        662,460

  Income Tax (Expense) Benefit ...................      (489,034)       226,984
                                                    ------------   ------------

  NET INCOME .....................................       704,085        889,444

Preferred stock dividends ........................            --          8,000
                                                    ------------   ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ......  $    704,085   $    881,444
                                                    ============   ============

NET INCOME PER COMMON SHARE AVAILABLE TO COMMON
 STOCKHOLDER .....................................  $       0.02   $       0.02
                                                    ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......    36,244,542     35,377,437
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                 REPRO-MED SYSTEMS, INC.
                                            STATEMENT OF STOCKHOLDERS'EQUITY
                               FOR THE YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28 2010
                               PREFERRED STOCK       COMMON STOCK
                               ----------------  --------------------   PAID-IN    ACCUMULATED    TREASURY
                                SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL      DEFICIT        STOCK       TOTAL
                               --------  ------  ----------  --------  ----------  ------------   ---------   ----------
BALANCE, FEBRUARY 29, 2009       10,000  $  100  34,829,286  $348,293  $2,913,350  $ (2,414,655)  $(142,000)  $  705,088

Preferred stock dividends ...        --      --          --        --          --        (8,000)         --       (8,000)

Fair value of stock options
issued and exercisable ......        --      --          --        --      19,312            --          --       19,312

Issuance of common stock in
accordance with director loan
agreement at $0.11 per share         --      --     755,000     7,550      75,500            --          --       83,050

Net income for year ended
February 28, 2010 ...........        --      --          --        --          --       889,444          --      889,444
                               --------  ------  ----------  --------  ----------  ------------   ---------   ----------
BALANCE, FEBRUARY 28, 2010       10,000     100  35,584,286   355,843   3,008,162    (1,533,211)   (142,000)   1,688,894

Reversal of accrued preferred
stock dividends .............        --      --          --        --          --        68,000          --       68,000

Fair value of stock options
issued and exercisable ......        --      --          --        --      12,511            --          --       12,511

Conversion of preferred stock
into common stock by director
per agreement at $0.105 per
share .......................   (10,000    (100)    952,381     9,524      (9,424)           --          --           --

Issuance of common stock as
employee incentives at $0.17
per share ...................        --      --       6,000        60         960            --          --        1,020

Issuance of common stock as
incentive for property owner
maintenance at $0.17 per
share .......................        --      --      35,000       350       5,600            --          --        5,950

Net income for the year ended
February 28, 2011, ..........        --      --          --        --          --       704,085          --      704,085
                               --------  ------  ----------  --------  ----------  ------------   ---------   ----------
BALANCE, FEBRUARY 28, 2011           --  $   --  36,577,667  $365,777  $3,017,809  $   (761,126)  $(142,000)  $2,480,460

                       The accompanying notes are an integral part of these Financial Statements.

                                                         Page 22

                            REPRO-MED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2011           2010
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .....................................  $    704,085   $    889,444
  Adjustments to reconcile net income to net cash
   from operating activities:
    Stock based Compensation .....................        12,511         19,312
    Stock based Incentives .......................         6,970             --
    Depreciation and Amortization ................        65,774         64,804
    Deferred Capital Gain - Building Lease .......       (22,480)       (22,480)
    Loss from Impairment of Goodwill .............            --          8,609
    Decrease ( increase) in Deferred Tax Asset ...       487,343       (226,984)
  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable ............       (58,946)      (166,218)
    Increase in Inventory ........................       (33,616)       (12,735)
    (Increase) decrease in Prepaid Expense .......       (45,326)         5,586
    Increase (decrease) in Accounts Payable ......        77,391       (138,760)
    Increase (decrease) in Accrued Payroll and
     Related Taxes ...............................         8,540         (1,128)
    Decrease in Accrued Expense ..................       (47,410)       (23,801)
    Decrease in Customer Deposits ................            --            (92)
    Decrease in Warranty Liability ...............       (72,188)       (21,259)
    (Decrease) increase in Accrued Interest ......       (54,183)         8,000
                                                    ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........     1,028,465        382,298
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for Property and Equipment ............      (200,522)       (51,989)
  Payments for Patents ...........................          (450)        (4,169)
  Purchase of Certificates of Deposit ............      (152,399)            --
                                                    ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES ............      (353,371)       (56,158)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Note Payable .....................            --          7,697
  Payments to Note Payable to Related Parties ....      (136,744)       (34,610)
  Payments on Notes Payable ......................       (29,483)        (5,053)
                                                    ------------   ------------
NET CASH USED BY FINANCING ACTIVITIES ............      (166,227)       (31,966)
                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........       508,867        294,174
CASH BEGINNING OF YEAR ...........................       813,383        519,209
                                                    ------------   ------------
CASH END OF YEAR .................................  $  1,322,250   $    813,383
                                                    ============   ============

Supplemental Information
Cash paid during the year for:
  Interest .......................................  $     36,392   $     39,504

NON-CASH ACTIVITIES
  Issuance of Common Stock to Reduce Related Party
   Loan ..........................................  $         --   $     83,050
  Issuance of Common Stock as Incentives .........  $      6,970   $         --
  Conversion of Preferred Stock to Common Stock ..  $    100,000   $         --

   The accompanying notes are an integral part of these Financial Statements.

                            REPRO-MED SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

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

         CERTIFICATES OF DEPOSIT

         The certificate of deposit is recorded at cost plus accrued interest. The certificate of deposit earns interest at a rate of 0.9% and matures in February 2012. Interest income is recorded in the statements of operations as it is earned and was $2,399 for the year ended February 28, 2011.

         INVENTORY

         Inventories of raw materials are stated at the lower of average cost or market value including allocable overhead. Work-in-process and finished goods are stated at the lower of average cost or market value and include direct labor and allocable overhead. Average cost is calculated using a rolling average based upon new purchases and quantities.

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

         The Company recorded deferred tax assets in the amount of $45,641 and $532,984 as of February 28, 2011 and February 28, 2010, respectively. The deferred tax assets have been offset by valuation allowances of $0 at both of February 28, 2011 and 2010. Management based the valuation allowance calculations on the prospect of future profitability. The amount recognized at February 28, 2011 namely $45,641, represents the full amount of tax benefits available.

         Provisions for income taxes are based on taxes payable or refundable for the current year as well as deferred taxes on temporary differences, between the amount of taxable income and pre-tax financial income and between the tax bases of assets and their reported amounts in the Financial Statements. Deferred tax assets are included in the Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets are expected to be realized or settled. As changes in tax, laws or rates are enacted, deferred tax assets are adjusted through the provision for income taxes.

         Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local tax authorities for years before 2008.

         PROPERTY, EQUIPMENT, AND DEPRECIATION

         Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs, and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

         NET INCOME PER COMMON SHARE

         Basic earnings per share are computed on the weighted average of common shares outstanding during each year. For the year ended February 28, 2010, diluted earnings per share includes an increase to income for the preferred stock dividends, an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 7) and convertible preferred stock shares. During the year ended February 28, 2011 the preferred shares were converted into common shares and therefore diluted earnings per share includes only an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 7). See the calculations in the following table:

                                       INCOME        SHARES      PRE-SHARE
FEBRUARY 28, 2011                    (NUMERATOR)  (DENOMINATOR)    AMOUNT
-----------------                    -----------  -------------  ---------
Basic Net Income Per Common Share
  Income available ................  $   704,085     36,244,542  $    0.02
  Options includable ..............           --        606,218         --
                                     -----------  -------------  ---------
Diluted Net Income Per Common Share  $   704,085     36,850,760  $    0.02
                                     -----------  -------------  ---------

                                       INCOME        SHARES      PRE-SHARE
FEBRUARY 28, 2010                    (NUMERATOR)  (DENOMINATOR)    AMOUNT
-----------------                    -----------  -------------  ---------
Basic Net Income Per Common Share
  Income available ................  $   881,444     35,377,437  $    0.02
  Preferred stock dividends .......        8,000             --         --
  Options includable ..............           --      2,817,756         --
  Convertible preferred stock .....           --        185,185         --
                                     -----------  -------------  ---------
Diluted Net Income Per Common Share  $   889,444     38,380,378  $    0.02
                                     -----------  -------------  ---------

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory, and accruals.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, and current economic trends.

         SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through May 27, 2011, the date on which the financial statements were issued.

         On May 20, 2011, the FDA cleared our new subcutaneous needle sets for marketing in the United States.

         REVENUE RECOGNITION

         Sales of manufactured products are recorded when shipment occurs and title passes to a customer, persuasive evidence of an arrangement exists with the customer, the sales price is fixed and determinable and the collectability of the sales price is reasonably assured. The Company's revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs generally are billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise.

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

         EMERGING ACCOUNTING STANDARDS

         In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 establishes new guidance that is related to revenue recognition in situations with multiple-element arrangements. The new guidance requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. The accounting guidance will be applied prospectively and will become effective for the Company on March 1, 2011. The guidance is not expected to have a significant impact on the Company's financial statements.

         In December 2009, the FASB issued ASU 2009-16, Transfers, and Servicing (Topic 860): Accounting for Transfers of Financial Assets. ASU 2009-16 amended prior guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. Among other provisions, ASU 2009-16 eliminated the concept of a "qualifying special-purpose entity" (QSPE) from SFAS No.140 and removed the exception from applying FIN 46(R), Consolidation of Variable Interest Entities, to QSPEs. ASU 2009-16 also changed the requirements for derecognizing financial assets and required additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on March 1, 2010 and did not have a significant impact on the Company's financial statements.

         In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new fair value measurement disclosures about transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements (purchases, sales, issuances, and settlements on a gross basis). ASU 2010-06 also clarified existing disclosures about the level of disaggregation and about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for the Company March 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company March 1, 2011. As this guidance provides only disclosure requirements, the adoption of this standard will not affect the Company's financial position, results of operation and cash flows.

         In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for the Company's reporting period ending May 27, 2011. As of February 28, 2011, the Company had no operating units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of ASU 2010-28 is not expected to have a material impact on the Company's financial position, results of operation and cash flows.

         In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after February 28, 2011.

NOTE 2   INVENTORY

         Inventory consists of:

                              FEBRUARY 28, 2011    FEBRUARY 28, 2010
                              -----------------    -----------------
Raw materials ............    $         443,077    $         451,444
Work in progress .........               50,902               18,572
Finished goods ...........              174,221              164,568
                              -----------------    -----------------
                              $         668,200    $         634,584

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                        FEBRUARY 28,  FEBRUARY 28,   ESTIMATED
                                            2011          2010      USEFUL LIVES
                                        ------------  ------------  ------------
Furniture and office equipment .......  $    553,093  $    489,679      5 years
Manufacturing equipment and tooling ..     1,125,089       987,981   7-12 years
                                        ------------  ------------
                                           1,678,182     1,477,660
Less: accumulated depreciation .......     1,316,822     1,256,617
                                        ------------  ------------
Property and Equipment, Net ..........  $    361,360  $    221,043

Depreciation expense was $60,205 and $59,258 for the years ended February 28, 2011 and February 28, 2010, respectively.

NOTE 4   RELATED PARTY TRANSACTIONS

         NOTE PAYABLE TO RELATED PARTIES

         The President of the Company previously advanced the Company $100,000 under a demand loan, which bears interest at the rate of 8% (see Note 5
         - Long-term debt). The Board of Directors approved this note. In June 2010, the Company repaid the $100,000 debt to the president, including half of the associated accrued interest. The other half of the accrued interest was forgiven by the Company president and recorded in income as an interest rate adjustment due to the steady decline in rates over the past few years.

         LEASED AIRCRAFT

         The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $21,500 for the years ended February 28, 2011 and 2010. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

         BUILDING LEASE

         In February 2011, the Company elected Mr. Mark Pastreich as a Director. Mr. Pastreich is a principal in the company that owns the building leased by Repro-Med Systems, Inc. The Company is in year twelve of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

NOTE 5   LONG-TERM DEBT

         Long-term debt consists of the following at:

                                                      FEBRUARY 28,  FEBRUARY 28,
                                                          2011          2010
                                                      ------------  ------------
The President of the Company loaned the Company,
 $100,000 at 8% interest. The loan was unsecured and
 was set to mature March 31, 2011. The loan was
 fully paid off in June 2010 .......................            --       100,000

In January 2008, the Company entered into an
 installment loan arrangement to purchase a vehicle
 The loan bears interest at the rate of 6.735% and
 was payable in 84 monthly installments of $552. The
 loan was secured by the vehicle. The balance of
 this loan was paid in full in April 2010 ..........            --        27,693

In February 2009, the Company was granted a loan
 from a director of the Company for $672,663,
 payable in monthly installments of $5,754 at a rate
 of 6.00% interest. The Company issued the Director
 755,000 shares of common stock at the price of
 $0.11 per share in June 2009 further to reduce the
 debt. The loan will mature in February 2021 .......       518,259       555,003

In October 2009, the Company entered into an
 equipment loan with Key Equipment Finance to
 purchase equipment. The loan bears interest at a
 rate of 7.50% and is payable in 48 monthly
 installments of $189 ..............................         5,480         7,270
                                                      ------------  ------------
                                                           523,739       689,966
Less current portion ...............................        40,939        66,227
                                                      ------------  ------------
Long-term portion ..................................  $    482,800  $    623,739

         Aggregate maturities as required on long-term debt at February 28, 2011 are:

         2012 ........      $  40,939
         2013 ........         43,494
         2014 ........         45,445
         2015 ........         46,683
         2016 ........         49,562
         Thereafter ..        297,616
                            ---------
         Total .......      $ 523,739

NOTE 6   STOCKHOLDERS' EQUITY

         On June 8, 2009, the Company issued 755,000 shares of its common stock at $0.11 per share in accordance with a related party loan agreement with a director of the Company. The charge was a reduction of the note payable to the related party.

         On June 21, 2010, the preferred stock owner of the Company elected to convert the 10,000 shares of preferred stock for 952,381 shares of common stock at a conversion rate of $0.105 per share. The shareholder, also a director of the Company, waived the payment of $68,000 of accrued preferred dividends. These dividends were reversed through the accumulated deficit account, the same way in which they were originally accrued.

         On February 28, 2011, the Company issued 6,000 shares of stock at $0.17 per share to three employees for compensation incentives.

         On February 28, 2011, the Company issues 35,000 shares of stock at $0.17 per share to the property owner as incentive for building maintenance.

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

         During the year ended February 28, 2010, the Company recorded options expense of $12,511 in the accompanying financial statements. As of February 28, 2011 there was no unrecognized compensation cost related to unvested options.

         The following table summarizes the Company's stock options.

                                                                    WEIGHTED-
                                                        WEIGHTED-    AVERAGE
                                                         AVERAGE    REMAINING
                                                        EXERCISE   CONTRACTUAL
                     OPTIONS                 SHARES       PRICE       TERM
         --------------------------------  ----------   ---------  -----------
         Outstanding at March 1, 2010 ...   3,400,000   $    0.06            -
         Granted ........................           -           -            -
         Exercised ......................           -           -            -
         Forfeited or expired ...........  (1,250,000)       0.06            -
                                           ----------   ---------  -----------
         Outstanding at February 28, 2011   2,150,000        0.06          1.3
                                           ----------   ---------  -----------
         Exercisable at February 28, 2011   2,150,000   $    0.06          1.3
                                           ----------   ---------  -----------

         A summary of the status of the Entity's nonvested shares as of February 28, 2011 and changes during the year ended February 28, 2011 is presented below.

                                                         WEIGHTED-
                                                          AVERAGE
                                                        GRANT-DATE
         NONVESTED SHARES                    SHARE      FAIR VALUE
         --------------------------------  ----------   ----------
         Nonvested at March 1, 2010 .....     770,000   $     0.06
         Granted ........................           -            -
         Vested .........................    (520,000)        0.06
         Forfeited ......................    (250,000)        0.06
                                           ----------   ----------
         Nonvested at February 28, 2011 .           -   $        -
                                           ----------   ----------

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

         At February 28, 2011 minimum future rental payments are:

         YEAR          MINIMUM RENTAL PAYMENTS
         ----          -----------------------
         2012 .......           $132,504
         2013 .......            132,504
         2014 .......            132,504
         2015 .......            132,504
         2016 .......            132,504
         Thereafter .            397,512
                              ----------
                              $1,060,032
                              ==========

         Rent expense for the years ended February 28, 2011 and 2010 aggregated $132,504.

NOTE 9   FEDERAL AND STATE INCOME TAXES

         The Company files federal and New York State income tax returns. Net operating losses in the amount of $1,304,239 and $1,303,859 are available to offset current and future federal and State corporate tax liabilities respectively. These losses are scheduled to expire February 28, 2022 through February 28, 2027. The Company recorded a deferred tax benefit related to these federal and state net operating losses. The Company also anticipates that these losses will be utilized fully prior to the prescribed carry forward periods.

         The provision (benefit) for income taxes consisted of:

                                                     2011            2010
                                                  ----------      ----------
         State income tax:
            Deferred .......................      $   84,210      $  (92,072)
            Current ........................           1,691              --
         Federal income tax:
            Deferred .......................         403,133        (134,912)
            Current ........................              --              --
                                                  ----------      ----------
                   Total ...................      $  489,034      $ (226,984)
                                                  ==========      ==========

         Income taxes calculated at statutory rates are substantially equivalent to the applicable income taxes (benefit) reported in the Statements of Operations.

         The components of the (benefit) provision for deferred income taxes for the years ended February 28, 2011, and 2010, respectively, were as follows:

                                                     2011            2010
                                                  ----------      ----------
         Reduction of deferred tax asset
            Valuation allowance ............      $       --      $ (226,984)
                                                  ----------      ----------
                   Total ...................      $       --      $ (226,984)
                                                  ==========      ==========

         The components of deferred tax assets at February 28, 2011 and 2010, respectively, are as follows:

                                                     2011            2010
                                                  ----------      ----------
         Deferred Tax Assets:
         -------------------
         Net operating loss carry forward         $   45,641      $  532,984
                                                  ----------      ----------
                                                      45,641         532,984
         Less valuation allowance ..........              --              --
                                                  ----------      ----------
         Deferred tax assets ...............      $   45,641      $  532,984
                                                  ----------      ----------

         The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of February 28, 2011, and 2010, as follows:

                                                     2011            2010
                                                  ----------      ----------
         Current Assets ....................      $   45,641         308,250
         Noncurrent Assets .................              --         224,734
                                                  ----------      ----------
                                                  $   45,641         532,984
                                                  ----------      ----------

NOTE 10  COMMITMENTS AND CONTINGENCIES

         The Company was contingently liable to rework and fulfill a contractual commitment of its product for a customer order as of February 28, 2010. The total additional material and labor cost to complete this work approximated $12,000. As of February 28, 2011, the Company and the customer agreed that the agreement was null due to obsolescence of the product. The related asset and liability was written off in 2011 with minimal effect on the results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants in matters of accounting principles or practices or financial statement disclosures in 2011 or 2010.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2011. Based on that evaluation, our management, including our CEO/CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2011. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28, 2011 the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Act that permits the Company to provide only management's report in the annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

NAME                 AGE    POSITION/HELD SINCE
----                 ---    -------------------
Andrew I. Sealfon     65    President 1980,
                            Treasurer, CFO 1983,
                            Chairman 1989,
                            Director 1980,
                            CEO 1986

Paul Mark Baker       60    Director 1991

Remo Spagnoli         81    Director 1993

Mark Pastreich        81    Director 2011

Mr. Sealfon is deemed a "parent" and "promoter" as those terms are defined under the Securities Act of 1933 as amended.

All directors hold offices until the next annual meeting of shareholders or until their successors are elected. Executive Officers hold office at the discretion of the Board of Directors.

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

Mr. Pastreich is a businessman, and a longtime real estate investor and broker. He has served on numerous for-profit and not-for-profit boards. Amongst his other various real estate holdings, he is presently a partner in Casper Creek LLC, which owns the building leased by Repro-Med Systems.

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $163,917 in salary from Repro-Med during the fiscal year ended February 28, 2011. Mr. Sealfon had been granted incentive stock options, which were issued on June 6, 2007, in Repro-Med under its Stock Option Agreement.

The officers are reimbursed for travel and other expenses incurred on behalf of Repro-Med Systems, Inc. We do not have pension or profit sharing plans.

                                    SUMMARY COMPENSATION
                                    --------------------
NAME & POSITION                     YEAR         SALARY         OTHER *
---------------                     ----        --------        -------
Andrew I. Sealfon, President        2011        $163,917           -
                                    2010        $155,007           -
                                    2009        $122,499           -
                                    2008        $109,347           -
                                    2007        $116,757           -

* Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2011:

                                                       VALUE OF
                                        NUMBER OF      UNEXERCISED
                                        UNEXERCISED    IN-THE-MONEY
                     SHARES             OPTIONS AT     OPTIONS AT
                    ACQUIRED            YEAR-END       YEAR-END
                       ON      VALUE    EXERCISABLE/   EXERCISABLE/
NAME OF INDIVIDUAL  EXERCISE  REALIZED  UNEXERCISABLE  UNEXERCISABLE
------------------  --------  --------  -------------  -------------
A. I. SEALFON
Exercisable             0         0       2,000,000          $0
Unexercisable           0         0               -          $0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2011, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

NAME OF PRINCIPAL SHAREHOLDERS             NUMBER OF        PERCENT
AND IDENTITY OF GROUP                     SHARES OWNED     OF CLASS       NOTES:
-------------------------------------     ------------     --------       ------
Andrew I. Sealfon* ..................       5,267,250         14%           1
Dr. Paul Mark Baker .................       1,166,500          3%           2
Remo Spagnoli .......................       1,078,381          3%           -
Mark Pastreich ......................         105,000           -           -
All Directors and Officers as a Group       7,617,131         20%           -

* Andrew I. Sealfon is deemed a "parent" and a "promoter" of Repro-Med Systems, Inc. as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon's family, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Includes beneficial shares owned by Andrea Baker.

Certain shares and/or options, which have been disclosed above, were issued to officers, directors, or 10% shareholders. The Company has reminded each of said directors to file an SEC Form 3, 4, or 5 as applicable, with respect to such stock issuances or option grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of 2011 and 2010. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

The President of the Company loaned the Company, $100,000 at 8% interest. The loan was paid in full in June 2010.

In February 2009, the Company borrowed $672,663 from a Director of the company, at 6% interest per annum. In June 2009, 755,000 shares of stock were issued to the director at $0.11 per share to reduce the debt. The remaining debt matures in February 2021.

In June 2010, a director of the company, and the only preferred shareholder, converted his 10,000 shares of preferred stock for 952,381 shares of common stock. The conversion was based on a rate of $.105 per share for a total value of $100,000.

In February 2011, the company added Mr. Mark Pastreich as a director. Mr. Pastreich is a principal in the company that owns the building leased by Repro-Med Systems, Inc. The Company is in year twelve of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, for professional services rendered for the fiscal years ended February 28, 2011 and February 28, 2010, respectively.

         FEE CATEGORY       FISCAL 2011 FEES   FISCAL 2010 FEES
         ------------       ----------------   ----------------

         Audit Fees (1)        $48,500            $49,500

         (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2011 and February 28, 2010, respectively. All Other Fees, if any, consist of aggregate fees billed for products or services provided by McGrail Merkel Quinn & Associates, P.C., other than those disclosed above.

The Board of Directors is responsible for the appointment, compensation, and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Board of Directors.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

      (1) Financial Statements - The following financial statements are incorporated by reference in Part II, Item 8 hereof:

            Report of Independent Registered Public Accounting Firm
            Balance Sheets
            Statements of Operations
            Statements of Stockholders' Equity
            Statements of Cash Flows
            Notes to Financial Statements

      (2) Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.

      (3)   Exhibits

            The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

            EXHIBIT NO.    DESCRIPTION
            -----------    -----------

            3(i) Articles of Incorporation, by reference from the Regulation a Offering Statement of Repro-Med Systems, Inc., dated November 12, 1982.

            3(ii) By-Laws, by reference from the Annual Report on Form 10-K of Repro-Med Systems, Inc. for the fiscal year ended February 1987.

            31.1 Certification of the Principal Executive Officer/Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

            32.1 Certification of the Principal Executive Officer/Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 27, 2011.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon
---------------------
Andrew I. Sealfon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 27, 2011.

/s/ Andrew I. Sealfon
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, and Principal Executive Officer, Principal Financial Officer

/s/ Dr. Paul Mark Baker
-----------------------
Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli
-----------------
Remo Spagnoli, Director

/s/ Mark Pastreich
------------------
Mark Pastreich, Director