Form 10-Q
period 2011-05-31
REPRO MED SYSTEMS INC
filed 2011-07-15
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-12305

REPRO-MED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3044880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Carpenter Road, Chester New York	10918
(Address of principal executive offices)	(Zip Code)

(845) 469-2042

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of May 31, 2011 36,577,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets - May 31, 2011 (Unaudited) and February 28, 2011	3

	Statements of Operations (Unaudited) - for the Three Months Ended May 31, 2011 and May 31, 2010	4

	Statements of Cash Flows (Unaudited) - for the Three Months Ended May 31, 2011 and May 31, 2010	5

	Notes to Financial Statements	6-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Removed and Reserved	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,	February 28,
	2011	2011
	UnAudited
ASSETS
CURRENT ASSETS:
Cash	$1,627,406	$1,322,250
Certificates of Deposit	152,399	152,399
Accounts receivable less allowance for doubtful accounts of $13,248 and $12,128 for May 31, 2011 and February 28, 2011 respectively	612,195	713,906
Inventory	830,154	668,200
Prepaid expenses	84,608	112,937
Deferred Tax Asset	—	45,641
Total Current Assets	3,306,762	3,015,333

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,337,714 and $1,316,822 at May 31, 2011 and February 28, 2011, respectively	371,928	361,360

OTHER ASSETS:
Patents, net of accumulated amortization of $103,741 and $102,314 at May 31, 2011 and February 28, 2011, respectively	28,412	29,839
Security deposit	28,156	28,156
Total Other Assets	56,568	57,995

TOTAL ASSETS	$3,735,258	$3,434,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$1,965	$1,928
Notes payable to related parties - current portion	39,599	39,011
Deferred capital gain - current portion	22,481	22,481
Accounts payable	131,625	158,108
Accrued expenses	99,428	71,330
Accrued payroll and related taxes	45,321	21,195
Accrued tax liability	92,493	—
Total Current Liabilities	432,912	314,053

OTHER LIABILITIES
Note payable - less current portion	3,046	3,552
Notes payable to related parties - less current portion	469,126	479,248
Deferred capital gain less current portion	151,755	157,375
Total Other Liabilities	623,927	640,175
Total Liabilities	1,056,839	954,228

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 50,000,000 shares authorized, 36,577,667 issued and outstanding at May 31, 2011 and February 28, 2011	365,777	365,777
Additional paid-in Capital	3,017,809	3,017,809
Accumulated deficit	(563,167)	(761,126)
	2,820,419	2,622,460
Less: Treasury Stock, 2,275,000 shares, at cost, at May 31, 2011 and February 28, 2011	(142,000)	(142,000)
Total Stockholders’ Equity	2,678,419	2,480,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,735,258	$3,434,688

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31, 2011	May 31, 2010

NET SALES	$1,493,970	$982,942

COST AND EXPENSES
Cost of goods sold	540,185	363,388
Selling, general and administrative	586,778	460,774
Research and development	12,727	7,206
Depreciation and amortization	22,319	15,535
TOTAL COSTS AND EXPENSES	1,162,009	846,903

NET OPERATING PROFIT	331,961	136,039

OTHER INCOME/(EXPENSES)
Gain (Loss) Currency Exchange	9,891	(3,258)
Interest Expense	(8,076)	(11,013)
Forgiveness of Interest	—	28,425
Interest and Other Income	5,442	351
TOTAL OTHER INCOME/(EXPENSE)	7,257	14,505

NET PROFIT BEFORE TAXES	339,218	150,544

Provision for Income Taxes	(141,259)	(62,124)

NET INCOME	$197,959	$88,420

NET INCOME PER COMMON SHARE	$0.01	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,577,667	35,584,286

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	May 31, 2011	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$197,959	$88,420
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,319	15,535
Deferred capital gain - building lease	(5,620)	(5,620)
Changes in operating assets and liabilities:
Decrease in accounts receivable	101,711	171,460
(Increase) decrease in inventory	(161,954)	7,369
Decrease (increase) in prepaid expense	28,329	(25,628)
Decrease in deferred tax asset	45,641	61,701
Decrease in accounts payable	(26,483)	(6,884)
Increase in accrued payroll and related taxes	24,126	15,365
Increase (decrease) in accrued expense	28,098	(4,485)
Decrease in warranty liability	—	(1,825)
Increase in accrued tax liability	92,493	—
Decrease in accrued interest	—	(26,425)
NET CASH PROVIDED BY OPERATING ACTIVITIES	346,619	288,983

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(31,460)	(11,451)
Reduction in patents	—	610
NET CASH USED IN INVESTING ACTIVITIES	(31,460)	(10,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	(9,534)	(8,981)
Payments on notes payable	(469)	(28,128)
NET CASH USED IN FINANCING ACTIVITIES	(10,003)	(37,109)

NET INCREASE IN CASH AND CASH EQUIVALENTS	305,156	241,033
CASH BEGINNING OF YEAR	1,322,250	813,383
CASH END OF PERIOD	$1,627,406	$1,054,416

Supplemental Information
Cash paid during the year for:
Interest	$8,076	$9,013
Taxes	3,125	—

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE NATURE OF OPERATIONS

Repro-Med Systems, Inc. (the “Company”) was incorporated on March 24, 1980 under the laws of the State of New York. The Company was organized to engage in research, development, laboratory and clinical testing, production and marketing of medical devices used in the treatment of the human condition.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2011 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2011 and the results of operations and cash flow for the three months  ended May 31, 2011 and 2010.

The results of operations for the three months ended May 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2011, as filed with the Securities and Exchange Commission on Form 10-K.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

CERTIFICATES OF DEPOSIT

The certificate of deposit is recorded at cost plus accrued interest. The certificate of deposit earns interest at a rate of 0.9% and matures in February 2012. Interest income is recorded in the statements of operations as it is earned.

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

The Company recorded deferred tax assets in the amount of $45,641 at February 28, 2011. The deferred tax assets have not been offset by valuation allowance based on the prospect of future profitability.

The company recorded income tax expense in the amount of $141,259 and $62,124 for the three months ended May 31, 2011 and 2010, respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at May 31, 2011 and February 28, 2011 or during the periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

	INCOME	SHARES	PER-SHARE
THREE-MONTHS ENDED May 31, 2011	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Basic Net Income Per Common Share
Income available	$197,959	36,577,667	$0.01
Options includable	—	749,537	—
Diluted Net Income Per Common Share	$197,959	37,327,204	$0.01

	INCOME	SHARES	PER-SHARE
THREE-MONTHS ENDED May 31, 2010	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Basic Net Income Per Common Share
Income available	$88,420	35,584,286	$—
Options includable	—	2,795,686	—
Convertible preferred stock	—	185,185	—
Diluted Net Income Per Common Share	$88,420	38,565,157	$—

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory and accruals.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In determining the allowance for doubtful accounts the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

REVENUE RECOGNITION

Sales of manufactured products are recorded when shipment occurs and title passes to a customer, there is persuasive evidence that arrangement exists with the customer, the sales price is fixed and determinable and the collectability of the sales price is reasonably assured. The Company’s revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs are generally billed to customers and are not included in sales. The Company does not accept return of goods shipped unless it is a Company error. The Company does not grant sales allowances other than an occasional 1% discount for payments made within 30 days. The only credits provided to customers are for defective merchandise.

STOCK-BASED COMPENSATION

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. The measurement date of shares issued for services is the date when the counterparty’s performance is complete.

The Company accounts for stock issued for services using the fair value method. The measurement date of shares issued for service is the date when the counterparty’s performance is complete.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 15, 2011, the date on which the financial statements were issued.

The Company was approached by another manufacturer which offered to fund the  Company’s development of a specialized needle set for a subcutaneous application for rates considerably faster than current drugs. The Company would subsequently be expected to manufacture and market the specialized needle set.

RECLASSIFICATIONS

Certain amounts in the February 28, 2011 and May 31, 2010, financial statements have been reclassified to conform to the presentation used in the May 31, 2011, financial statements.

NOTE 2  INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

	May 31, 2011	February 28, 2011

Raw materials	$583,426	$443,077
Work in progress	47,369	50,902
Finished goods	199,359	174,221
	$830,154	$668,200

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	May 31,	February 28,	Estimated
	2011	2011	Useful Lives

Furniture and office equipment	$570,967	$553,093	5 years

Manufacturing equipment and Tooling	1,138,675	1,125,089	7-12 years
	1,709,642	1,678,182
Less: accumulated amortization and depreciation	1,337,714	1,316,822
Property and Equipment, Net	$371,928	$361,360

Depreciation expense was $20,892 and $14,125 for the three months ended May 31,2011 and May 31, 2010, respectively.

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

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three-months ended May 31, 2011 and 2010. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5  LONG-TERM DEBT

Long-term debt consists of the following at:

	May 31, 2011	February 28, 2011

In February 2009, the Company was granted a loan by a director of the Company in the amount of $672,663, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the Director 755,000 shares of common stock at the price of $0.11 per share in June 2009 to further reduce the debt. The loan will mature in February 2021	$508,725	$518,259

In October 2009, the Company entered into an equipment loan with Key Equipment Finance. The loan bears interest at a rate of 7.50% and is payable in 48 monthly installments of $189	5,011	5,480

	513,736	523,739

Less current portion	41,564	40,939

Long-term portion	$472,172	$482,800

Aggregate maturities as required on long-term debt at May 31, 2011 are:

2012	$41,564
2013	44,157
2014	45,564
2015	47,387
2016	50,310
Thereafter	284,754
$513,736

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

No expense was recorded in the three months ended May 31, 2011, nor will there be any future expense related to these stock options. All expenses were recorded semiannually based on vesting through June 2010.

The following table summarizes the Company’s stock options:

			WEIGHTED-AVERAGE
		WEIGHTED-AVERAGE	REMAINING
OPTIONS	SHARES	EXERCISE PRICE	CONTRACTUAL TERM

Outstanding at February 28, 2011	2,150,000	$ 0.06	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at May 31, 2011	2,150,000	$ 0.06	1.0
Exercisable at May 31, 2011	2,150,000	$ 0.06	1.0

A summary of the status of the Entity’s nonvested shares as of May 31, 2011, and changes during the three-months ended May 31, 2011, is presented below:

WEIGHTED-AVERAGE
NONVESTED SHARES	SHARES	GRANT-DATE FAIR VALUE

Nonvested at February 28, 2011	—	$ —
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at May 31, 2011	—	$ —

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

At May 31, 2011 minimum future rental payments are:

Year	Minimum Rental Payments

2012	$132,504
2013	132,504
2014	132,504
2015	132,504
2016	132,504
Thereafter	364,386
$1,026,906

Rent expense aggregated $33,126 for the three months ended May 31, 2011 and 2010.

PART I – ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of Freedom60®, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED May 31, 2011 VS. May 31, 2010

Net Operating Profit increased 144.0% from $136,039 to $331,961 for the quarter ending May 31, 2011 as compared with the same period last year. Net income increased 123.9% from $88,420 to $197,959. These increases were due to improved overall sales.

Net sales increased 52% from $982,942 in the quarter ended May 31, 2010 to $1,493,970 in the quarter ended May 31, 2011. The sales increase was led by an increase of 54% in Freedom60® sales quarter over quarter from $760,967 in 2010, to $1,175,592 in 2011 and represented 84% of revenues during the current quarter.

Selling, General and Administrative costs increased 27.3% from $460,774 in 2010 to $586,778 in 2011 as the result of increases in marketing expenses including trade shows, advertising, promotions, salaries, benefits, and the designing of our new subcutaneous infusion sets. Selling, General and Administrative costs declined to 39.3% of net sales in 2011 from 46.9% of net sales in 2010.

Cost of goods sold increased $176,797, or 48.7%, from $363,388 to $540,185 due to an increase in sales and production payroll and related benefits. Gross profit margin increased moderately this quarter to 63.8% from 63.0%.

Interest expense decreased by 26.7% to $8,076 in 2011 from $11,013 for the comparative quarter in 2010 as a result of the reduction of interest on a shareholder note paid off in June 2010.

Research and Development expenses increased $5,521 or 76.6% from $7,206 in 2010 to $12,727 in 2011 primarily due to a reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses increased by $6,784 from $15,535 in 2010 to $22,319 in 2011 as a result of increased investment in capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $346,619 for the three months ended May 31, 2011 as compared with net cash provided by operations of $288,983 for the three months ended May 31, 2010. This is due primarily to increased profit.

We continue to experience an increase in sales and cash flow.  With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

INVESTMENT TO INTRODUCE AND ROLL-OUT NEW PRODUCT

We are expanding our management and assembly staff to meet the anticipated demand for our High-Flo™ RMS Subcutaneous Needle Set. We anticipate increased expenditures for items associated with anticipated growth, such as added personnel and expanding hours of production, obtaining added tooling and equipment, obtaining additional supplies of raw material and parts, obtaining supplemental sources of supply, and expanding advertising and marketing efforts.

FREEDOM60®

The Freedom60® Syringe Infusion Pump is designed for ambulatory medication infusions. For the home care patient, Freedom60® is an easy-to-use lightweight mechanical pump using a 60cc syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, Freedom60® delivers accurate infusion rates and uniform flow profiles providing consistent transfer of medication.

It is popular in the treatment of Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIg). This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60® is an ideal system for this administration since the patient is able to self-medicate at home. The pump is easily configured for this application, and the Freedom60® is the lowest cost infusion system available in a heavily cost constrained market. We have advertised to the IgG market that Freedom60® operates in “dynamic equilibrium”, that is, the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.

We exhibited at the National Home Infusion Association’s convention April 4 - 6, 2011, in Orlando, FL. We sponsored a round table educational session which afforded the opportunity for the Company’s representatives to answer questions about infusion pumps and techniques.

We exhibited at the Infusion Nurses Society’s convention May 21 - 26, 2011, in Louisville, KY. This provided the opportunity for our representatives to meet with many of the estimated 1,200 infusion professionals in attendance.

We exhibited at the Immune Deficiency Foundation in Scottsdale, AZ on June 23-25,2011 where our representatives had the opportunity to meet with many patients who use the Freedom60® and provided valuable information about their infusion experiences.  We also introduced the High-Flo™ subcutaneous needle set to those in attendance.

We have expanded the use of the Freedom60® to cover antibiotics including the widely used and somewhat difficult to administer Vancomycin and beta lactams with longer infusion times. We have also found a following for Freedom60® for use in treating thalissemia with the drug Desferal®. In Europe, we found success in using the Freedom60® for pain control, specifically post-operative epidural pain administration. Our European market also uses the Freedom60®for chemotherapy as well as subcutaneous immune globulin.

HIGH-FLO™ RMS SUBCUTANEOUS NEEDLE SET ADDITION TO FREEDOM60® PRODUCT LINE

We received approval from the U.S. Food and Drug Administration (FDA) on May 20, 2011, for domestic marketing of our new subcutaneous needle administration set. This enabled us to introduce the needle set, which had been available internationally, to the domestic market. We have branded the line High-Flo™. In the previous quarter of our fiscal year ended February 28, 2011, we had begun to sell the needle sets in Europe. Therefore, we now have approval for Europe, Canada, and the United States. We believe that the High-Flo™ RMS Subcutaneous Needle Set represents an improvement in performance and safety over the devices other manufacturers have been marketing. Although our needles are sized at 26 gauge, our design permits drug flows which are the same or faster than those achieved with bigger 24 gauge needles. Early feedback from users, including those who we met at the IDF convention in Scottsdale, AZ, supported our belief that smaller needle size, and enhanced quality control to ensure sharpness, results in easier needle insertion and removal with less discomfort during extended infusions. In addition, some users reported significantly shorter infusion times. There is no assurance that additional feedback from users or others will continue to validate these anecdotal comments. We offer sets with needle lengths of 6mm, 9mm and 12mm. in single sets, and sets with two, three and four needles. When used with our Low Residual “Y” Connector, needle sets can be used in combination to deliver to as many as eight sites in a patient.

We have taken initial steps to increase our in-house capacity to manufacture and build inventory of the new needle sets. We believe we have sufficient resources to expand domestic marketing of the needle sets.  We are negotiating with a third party manufacturer to arrange for outside production for additional capacity and to establish an alternative source of supply for our customers.

There can be no assurance that the domestic market will recognize the above described benefits of our new needle sets and change from competitors’ existing products to our system in any appreciable percentage of market share.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the Freedom60®. We believe market pressures have moved to consider alternatives to expensive electronic systems especially for new subcutaneous administrations which usually cannot be done with gravity. For cost concerns some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM 60® SALES

In order to receive more favorable Medicare reimbursement for our Freedom60®  Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater.” The new code significantly increases the reimbursement for the Freedom 60®) for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007, Medicare issued a letter of clarification stating in part:

“The FREEDOM60® Syringe Infusion Pump is the only allowable pump to be billed with the Subcutaneous Immune Globulin (SCIg). The code for this pump for dates of service 1/1/00 - 5/16/07 is E0780. For dates of service on or after 5/17/07, the correct code is E0779 per SADMERC. The items being billed must be supported by corresponding documentation. All other pumps or modifiers will result in a denial.”

COMPETITION FOR THE FREEDOM60®

Competition for the Freedom60® for IgG is currently limited to electrically powered infusion devices which are more costly and can create high pressures during delivery which can cause complications for the administration of IgG. However, there can be no assurance that other companies with greater resources will not enter the market with competitive products which will have an adverse effect on our sales.

In expanded uses beyond SCIg, competition for Freedom60® would come from gravity bags and elastomeric pumps in addition to electric/electronic pumps.

There is the potential for new drugs to enter the market, such as using Hyaluronidase which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the Freedom60®. We believe the Freedom60® is ideal for all these new drug combinations, but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the Freedom60® or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC® Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC® pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The Full Stop Protection® filter (FSP) and disposable features of the RES-Q-VAC® reduce the risk of exposing health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

A critical component and advantage of the RES-Q-VAC® system is our Full Stop Protection® filter, a patented filtering system that both prevents leakage and overflow of the aspirated fluids, even at full capacity, and traps virtually all air and fluid borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection® meets the requirement of the Occupational Safety and Health Administration ‘Occupational Exposure to Bloodborne Pathogens’ CFR29 1910.1030. The Company has received a letter from OSHA confirming that the RES-Q-VAC® with the Full Stop Protection® falls under the engineering controls of the Bloodborne Pathogen regulation and that the product’s use would fulfill the regulatory requirements.

Recent concerns are for diseases that are easily transmitted by small aerosolized droplets such as Asian Bird Flu, Swine Flu, and resistant tuberculosis. Other concerns are hepatitis, HIV among others.

On April 29, 2003, the Centers for Disease Control (CDC) issued additional guidelines for the control of SARS (Sudden Acute Respiratory Syndrome), which requires all suction systems to have filtration equivalent to a HEPA filter to prevent the spread of this disease. At the current time, we believe that the RES-Q-VAC® with Full Stop Protection® is the only portable device to comply with these CDC directives.

Connectors have been added to our pediatric catheters that allow them to connect directly to the adult canisters, enabling pediatric suctioning with the benefit of the Full Stop Protection® device as well as with sterile catheters. Many infants are born with contagious diseases and the new system eliminates this concern among paramedics during an emergency delivery.

One advantage of our RES-Q-VAC® airway suction system is versatility. With the addition of Full Stop Protection®, we created specific custom RES-Q-VAC® kits for various vertical markets:

Emergency Medicine - we make several special kits for emergency use, which contain all the catheters necessary to treat adults as well as infants or children. These first responder kits are generally non-sterile. We also have special attachments available for the advanced paramedic to treat patients who are intubated.

Respiratory - in-home care, long-term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, elderly, patients on ventilators and with tracheostomies all benefit from the portability, cost and performance of the RES-Q-VAC®. In hospitals, the RES-Q-VAC® provides emergency backup due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, the emergency room, patients in isolation, patient transport (e.g., from ICU to Radiology) and backup for respiratory, RES-Q-VAC® is available sterile with Full Stop Protection® for the ultimate in performance and to meet all the OSHA regulations and CDC guidelines for use in treating patients in isolation, and in any location. Hospitals are required under the EMTALA regulations to provide emergency treatment to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC® ensures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing homes, hospice, sub-acute - we provide special configurations for dining areas, portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC®, which can be left by the bedside for immediate use during critical times.

Dental Applications - we offer a version of the RES-Q-VAC®, called DENTAL-EVAC®, which addresses the needs of oral surgeons for emergency backup suction during a procedure. DENTAL-EVAC® is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

Military Applications - due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC® is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC®’s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

We continue actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and several regional distributors in the respiratory market. We also work with national regional distributors who are well represented in the hospital respiratory market.

COMPETITION FOR THE RES-Q-VAC®

We believe that the RES-Q-VAC® is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-Vac™ from Laerdal. The V-Vac™ is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Laerdal has more resources than Repro-Med Systems and had begun marketing the V-Vac™ before RES-Q-VAC® entered the market. Another competitor is Ambu, with the Res-Cue brand pump, a product similar to our design, made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. We believe that the addition of Full Stop Protection® substantially separates the RES-Q-VAC® from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from healthcare professionals concerning exposure to disease and we believe the RES-Q-VAC® provides improved protection for these users.

PART I – ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART I – ITEM 4.  CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s Principal Executive Officer / Principal Financial Officer, has evaluated the effectiveness of the company’s “disclosure controls and procedures” as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon his evaluation, the Principal Executive Officer / Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries and employment related claims.

ITEM 1A.  RISK FACTORS.

Not required for Smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

July 15, 2011	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Principal Executive Officer and Principal Financial Officer