Form 10-Q
period 2011-08-31
REPRO MED SYSTEMS INC
filed 2011-10-17
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of August 31, 2011 38,602,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets - August 31, 2011 (Unaudited) and February 28, 2011	3

	Statements of Operations (Unaudited) - for the Three Months and Six Months Ended August 31, 2011 and August 31, 2010	4

	Statements of Cash Flows (Unaudited) - for the Six Months Ended August 31, 2011 and August 31, 2010	5

	Notes to Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Removed and Reserved	16

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	August 31,	February 28,
	2011	2011
	UnAudited
ASSETS
CURRENT ASSETS:
Cash	$1,708,780	$1,322,250
Certificates of Deposit	152,399	152,399
Accounts receivable less allowance for doubtful accounts of $14,748 and $12,128 for August 31, 2011 and February 28, 2011 respectively	608,668	713,906
Inventory	1,089,943	668,200
Prepaid expenses	105,449	112,937
Deferred Tax Asset	27,192	45,641
Total Current Assets	3,692,431	3,015,333

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,360,342 and $1,316,822 at August 31, 2011 and February 28, 2011 respectively	406,516	361,360

OTHER ASSETS:
Patents, net of accumulated amortization of $105,072 .and $102,314 at August 31, 2011 and February 28, 2011, respectively	27,080	29,839
Security deposit	28,156	28,156
Total Other Assets	55,236	57,995

TOTAL ASSETS	$4,154,183	$3,434,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$2,002	$1,928
Notes payable to related parties - current portion	40,196	39,011
Deferred capital gain - current portion	22,481	22,481
Accounts payable	171,972	158,108
Accrued expenses	149,121	71,330
Accrued payroll and related taxes	40,826	21,195
Total Current Liabilities	426,598	314,053

OTHER LIABILITIES
Note payable - less current portion	2,532	3,552
Notes payable to related parties - less current portion	458,850	479,248
Deferred capital gain less current portion	146,135	157,375
Total Other Liabilities	607,517	640,175
Total Liabilities	1,034,115	954,228

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 50,000,000 shares authorized, 38,602,667 and 36,577,667 issued and outstanding at August 31, 2011 and February 28, 2011 respectively	386,027	365,777
Additional paid-in Capital	3,321,135	3,017,809
Accumulated deficit	(445,094)	(761,126)
	3,262,068	2,622,460
Less: Treasury Stock, 2,275,000 shares at cost at August 31, 2011 and February 28, 2011	(142,000)	(142,000)
Total Stockholders’ Equity	3,120,068	2,480,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,154,183	$3,434,688

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31		August 31
	2011	2010	2011	2010

NET SALES	$1,362,217	$1,079,388	$2,856,187	$2,062,330

COST AND EXPENSES
Cost of goods sold	493,064	366,327	1,033,249	729,715
Selling, general and administrative	656,338	507,949	1,243,116	968,723
Research and development	9,969	10,394	22,696	17,600
Depreciation and amortization	23,959	15,690	46,278	31,225
TOTAL COSTS AND EXPENSES	1,183,330	900,360	2,345,339	1,747,263

NET OPERATING PROFIT	178,887	179,028	510,848	315,067

OTHER INCOME/(EXPENSES)
Gain (Loss) Currency Exchange	1,375	(1,970)	11,266	(5,228)
Interest Expense	(7,823)	(9,092)	(15,899)	(20,105)
Forgiveness of Interest	—	—	—	28,425
Interest and Other Income	24,900	3,481	30,342	3,832
TOTAL OTHER INCOME/(EXPENSE)	18,452	(7,581)	25,709	6,924

NET PROFIT BEFORE TAXES	197,339	171,447	536,557	321,991

Provision for Income Taxes	(79,266)	(70,215)	(220,525)	(132,339)

NET INCOME	$118,073	$101,232	$316,032	$189,652

NET INCOME PER COMMON SHARE	$—	$—	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,863,808	35,646,398	36,720,738	35,615,342

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$316,032	$189,652
Adjustments to reconcile net income to net cash from operating activities:
Stock based Compensation	—	12,511
Depreciation and amortization	46,278	31,225
Deferred capital gain - building lease	(11,240)	(11,240)
Changes in operating assets and liabilities:
Decrease in accounts receivable	105,238	249,316
(Increase) decrease in inventory	(421,743)	1,688
Decrease (increase) in prepaid expense	7,488	(53,722)
Decrease in deferred tax asset	18,449	132,339
Increase (decrease) in accounts payable	13,864	(9,154)
Increase in accrued payroll and related taxes	19,631	9,160
Increase (decrease) in accrued expense	77,791	(67,043)
(Decrease) in warranty liability	—	(1,825)
(Decrease) in accrued interest	—	(54,183)
NET CASH PROVIDED BY OPERATING ACTIVITIES	171,788	428,724

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(88,676)	(73,481)
Reduction in patents	—	860
NET CASH USED IN INVESTING ACTIVITIES	(88,676)	(72,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	121,500	—
Payments on note payable to related parties	(19,212)	(118,097)
Payments on notes payable	(946)	(28,571)
Excess tax benefits from share-based payment arrangements	202,076	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	303,418	(146,668)

NET INCREASE IN CASH AND CASH EQUIVALENTS	386,530	209,435
CASH BEGINNING OF YEAR	1,322,250	813,383
CASH END OF YEAR	$1,708,780	$1,022,818

Supplemental Information
Cash paid during the year for:
Interest	$15,899	$17,438
Taxes	$3,125	$—
Non Cash Activities:
Conversion of Preferred Stock into Common Stock	$—	$100,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of August 31, 2011 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2011 and the results of operations and cash flow for the three-month and six-month periods ended August 31, 2011 and 2010.

The results of operations for the three months and six months ended August 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2011, as filed with the Securities and Exchange Commission on Form 10-K.

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

The Company recorded deferred tax assets in the amount of $27,192 and $45,641 at August 31, 2011 and February 28, 2011 respectively. The deferred tax assets have not been offset by valuation allowance based on the prospect of future profitability.

The company recorded income tax expense in the amount of $79,266 and $70,215 for the three months ended August 31, 2011 and 2010, respectively, and $220,525 and $132,339 for the six months ended August 31, 2011 and 2010 respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at August 31, 2011 and February 28, 2011 or during the applicable periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Diluted earnings per share includes an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6). See the following:

	Income	Shares	Per-Share
Three Months Ended August 31, 2011	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$118,073	36,863,808	$0.00
Options includable	—	104,167	—
Diluted Net Income Per Common Share	$118,073	36,967,975	$0.00

	Income	Shares	Per-Share
Three Months Ended August 31, 2010	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$101,232	35,646,398	$0.00
Options includable	—	2,776,412	—
Diluted Net Income Per Common Share	$101,232	38,422,810	$0.00

	Income	Shares	Per-Share
Six Months Ended August 31, 2011	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$316,032	36,720,738	$0.01
Options includable	—	104,167	—
Diluted Net Income Per Common Share	$316,032	36,824,905	$0.01

	Income	Shares	Per-Share
Six Months Ended August 31, 2010	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$189,652	35,615,342	$0.01
Options includable	—	2,776,412	—
Diluted Net Income Per Common Share	$189,652	38,391,754	$0.00

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

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 17, 2011, the date on which the financial statements were issued.

RECLASSIFICATIONS

Certain amounts in the February 28, 2011 and August 31, 2010, financial statements have been reclassified to conform to the presentation used in the August 31, 2011, financial statements.

NOTE 2  INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

	August 31, 2011	February 28, 2011

Raw materials	$736,409	$443,077
Work in progress	44,503	50,902
Finished goods	309,031	174,221
	$1,089,943	$668,200

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	August 31,	February 28,	Estimated
	2011	2011	Useful Lives

Furniture and office equipment	$594,026	$553,093	5 years

Manufacturing equipment and Tooling	1,172,832	1,125,089	7-12 years
	1,766,858	1,678,182
Less: accumulated amortization and depreciation	1,360,342	1,316,822
Property and Equipment, Net	$406,516	$361,360

Depreciation expense was $22,628 and $14,382 for the three months ended August 31,2011 and August 31,2010 and $43,520 and $28,507 for the Six Months ended August 31, 2011 and August 31, 2010 respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

The President of the Company previously advanced the Company $100,000 under a demand loan bearing interest at the rate of 8%. This note was approved by the Board of Directors. In June 2010 the Company repaid the $100,000 debt to the president, including half of the associated accrued interest. The other half was forgiven by the president and recorded as income as an interest rate adjustment for the steady decline in rates over the past few years.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated were $5,375 for the three-months ended August 31, 2011 and 2010 and $10,750 for the six months ended August 31, 2011 and August 31, 2010. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 5  LONG-TERM DEBT

Long-term debt consists of the following at:

	August 31, 2011	February 28, 2011

In February 2009, the Company was granted a loan by a director of the Company in the amount of $672,663, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the Director 755,000 shares of common stock at the price of $0.11 per share in June 2009 to further reduce the debt. The loan will mature in February 2021	$499,046	$518,259

In October 2009, the Company entered into an equipment loan with Key Equipment Finance. The loan bears interest at a rate of 7.50% and is payable in 48 monthly installments of $189	4,534	5,480

	503,580	523,739

Less current portion	42,198	40,939

Long-term portion	$461,382	$482,800

Aggregate maturities as required on long-term debt at August 31, 2011 are:

2012	$42,198
2013	44,832
2014	45,682
2015	48,101
2016	51,068
Thereafter	271,699
$503,580

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

No expense was recorded in the three months or six months ended August 31, 2011, nor will there be any future expense related to these stock options. All expenses were recorded semiannually based on vesting through June 2010.

The following table summarizes the Company’s stock options:

			WEIGHTED-AVERAGE
		WEIGHTED-AVERAGE	REMAINING
OPTIONS	SHARES	EXERCISE PRICE	CONTRACTUAL TERM

Outstanding at February 28, 2011	2,150,000	$ 0.06	—
Granted	—	—	—
Exercised	(2,025,000)	0.06	—
Forfeited or expired	—	—	—
Outstanding at August 31, 2011	125,000	$ 0.06	0.8
Exercisable at August 31, 2011	125,000	$ 0.06	0.8

In August 2011, the President and one director exercised stock options. Total intrinsic value of options exercised during the period ended August 31, 2011 was $546,750. The Company recorded an excess tax benefit to APIC related to share-based compensation in the amount of $202,076 at August 31, 2011.

The Entity’s remaining outstanding shares are all fully vested.

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

At August 31, 2011 minimum future rental payments are:

Year	Minimum Rental Payments

2012	$132,504
2013	132,504
2014	132,504
2015	132,504
2016	132,504
Thereafter	331,260
$993,780

Rent expense aggregated $33,126 for the three months ended August 31, 2011 and 2010 and $66,252 for the six months ended August 31, 2011 and 2010.

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

THREE MONTHS ENDED AUGUST 31, 2011 VS. AUGUST 31, 2010

Net sales increased 26.2% overall from $1,079,388 in the quarter ended August 31, 2010 to $1,362,217 in the quarter ended August 31, 2011. The primary increase in sales was led by the increase in Freedom60® sales quarter over quarter from which in the current quarter represented 78.4% of revenues.

Net Operating Profit was $178,887 for the quarter ended August 31, 2011 as compared to $179,028 from the same period last year. Net income increased 16.6% from $101,232 for the three-months ended August 31, 2010 to $ 118,073 for the three-months ended August 31, 2011. During the second quarter, the Company granted a bonus to the President. The net-of-tax effect on Net Income of such bonus amounted to a reduction of $92,603. Even with the bonus and related payroll tax expenses during the second quarter, net income for the period continued to grow due to continued strong sales of our Freedom60 Syringe Infusion System which increased by $182,721 or 20.4% and a $72,430 or 52% increase in the RES-Q-VAC Airway Suction.

Selling, General and Administrative costs increased 29.2% from $507,949 in 2010 to $656,338 in 2011 primarily as the result of hiring additional staff, increased payroll and related bonuses to employees and increased market exposure . Selling, General and Administrative costs increased slightly to 48.2% of net sales in 2011 from 47.1% of net sales in 2010.

The administrative expenses increased by $150,000 during the current quarter as a result of a cash bonus paid to the Company’s President, CEO and Chief Technology Officer, Andrew Sealfon, to partially compensate him for his efforts and performance in returning the Company to profitability during recent years. The Board of Directors is currently discussing an employment agreement with Mr. Sealfon which it expects to enter before the end of the current fiscal year and is expected to include a salary increase and additional bonus.

Cost of goods sold increased $126,737, or 34.6%, from $366,327 to $493,064 due to an increase in sales and production payroll and related benefits associated with increased sales. Gross profit margin decreased moderately this quarter to 63.8% from 66.1%.

Interest expense decreased by 14.0% to $7,823 in 2011 from $9,092 for the comparative quarter in 2010 as a result of lower interest payments on long term debt and paying off a shareholder note in June 2010.

Research and Development expenses decreased $425 or 4.1% from $10,394 in 2010 to $9,969 primarily due to reduced R & D expenses offset by an increase in salary allocation.

Depreciation and amortization expenses increased by $8,269 from $15,690 in 2010 to $23,959 in 2011 as a result of increased investment in capital equipment.

SIX MONTHS ENDED AUGUST 31, 2011 VS. AUGUST 31, 2010

Total net sales increased 38.5% or $793,857 to $2,856,187 from $2,062,330 for the six month period ending August 31, 2011 led by the continuing strong performance of the Freedom60 which increased 36.5% or $603,853 over the previous six months.  Our RES-Q-VAC sales also increased by 40% or $117,660 for the six months over six months ending August 31,2011.

Net operating profit was $510,848 for the six-months ended August 31, 2011 as compared to $315,067 for the same period in 2010. Net income increased 66.6% to $316,032 for the six months ended August 31, 2011 as compared to $189,652 for the same period in 2010. During the second quarter, the Company granted a bonus to the President. The net-of-tax effect on Net Income of bonus amounted to a reduction of $92,603. Even with the bonus and related payroll tax expenses during the second quarter, net income for the period continued to grow due to continued strong sales.

Cost of goods sold increased $303,534 or 41.6% from $729,715 to $1,033,249 due to increases sales, production payroll and other related benefits.

Selling, General and Administrative increased by 28.3% or $ 274,393 to $1,243,116 for 2011 from $968,723 for 2010. This was a result of hiring additional staff, increased payroll, bonuses to employeesand increasing our market exposure through tradeshows and advertising.

Research and Development expenses increased $5,096 or 29.0% from $17,600 in 2010 to $22,696 due to reallocation of salaries and expenses associated with new product development.

Depreciation and amortization expenses increased by $15,053 from $31,225 in 2010 to $46,278 in 2011 as a result of investments in capital equipment.

Interest expense decreased by $4,206 or 20.9% from $20,105 in 2010 to $15,899 in 2011 as a result of lower interest payments on long term debt and the paying off of a shareholders note in June 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $ 171,788 for the six months ended August 31, 2011 as compared with net cash provided by operations of $428,724 for the previous six months ended August31, 2010. This is due primarily to significant increases in inventory levels which increased by 63.1% or $421,743 for the six months ended August 31, 2011 for the new RMS High-Flo Needle Sets. The Company also continued to reduce receivables through collections on customer accounts.

The cash bonus paid to the Company’s President during the second quarter will be more than offset by a substantial tax benefit the Company became entitled to as a result of the exercise by him during the current quarter of an option to acquire 2,000,000 shares of Common Stock of the Company.

We continue to experience an increase in sales. With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

BRANDING AND RECOGNITION

The company has also increased marketing effects by advertising product lines in appropriate industry publications on a monthly basis.  The company has also launched an improved website which will market all product lines to both industry professionals and the general public.

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

HIGH-FLO™ RMS SUBCUTANEOUS NEEDLE SET ADDITION TO FREEDOM60® PRODUCT LINE

We received approval from the U.S. Food and Drug Administration (FDA) on May 20, 2011, for domestic marketing of our new subcutaneous needle administration set. Previously available internationally, the needle set is branded the High-Flo™. Our marketing within Europe was successful allowing the initial stage of sales to begin.  Now we have started our marketing efforts domestically and expect to see sales results in the next quarter.

The High-Flo™ RMS Subcutaneous Needle Set was developed as an improvement in performance and safety over similar devices.  Our design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. Offered in needle lengths of 6mm, 9mm and 12mm, the sets are available in combinations for single, double, triple, and quadruple infusions.  Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

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

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60® SALES

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

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC® Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC® pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The Full Stop Protection filter(FSP) and disposable features of the RES-Q-VAC® reduce the risk of exposing health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

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

As part of our sales efforts in the emergency medicine field, we exhibited at the EMS World Expo in Las Vegas, August 31 – September 3, 2011. This offered emergency medicine technicians, paramedics, firefighting and police professionals, and others the opportunity to test RES-Q-VAC® for themselves.

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

PART I – ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART I – ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s Principal Executive Officer/ Principal Financial Officer, has evaluated the effectiveness of the company’s “disclosure controls and procedures “as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon his evaluation, the Principal Executive Officer / Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not required for Smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

October 17, 2011	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Principal Executive Officer and Principal Financial Officer