Form 10-Q
period 2011-11-30
REPRO MED SYSTEMS INC
filed 2012-01-17
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

As of November 30, 2011 38,602,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets - November 30, 2011 (Unaudited) and February 28, 2011	3

	Statements of Operations (Unaudited) - for the Three Months and Nine Months Ended November 30, 2011 and November 30, 2010	4

	Statements of Cash Flows (Unaudited) - for the Nine Months Ended November 30, 2011 and November 30, 2010	5

	Notes to Financial Statements	6-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Removed and Reserved	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,	February 28,
	2011	2011
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$1,565,604	$1,322,250
Certificates of Deposit	253,932	152,399
Accounts receivable less allowance for doubtful accounts of $16,248 and $12,128 for November 30, 2011 and February 28, 2011 respectively	878,163	713,906
Inventory	1,061,926	668,200
Prepaid expenses	142,748	112,937
Deferred Tax Asset	—	45,641
Total Current Assets	3,902,373	3,015,333

PROPERTY & EQUIPMENT, less accumulated depreciation of $1,386,170 and $1,316,822 at November 30, 2011 and February 28, 2011 respectively	495,419	361,360

OTHER ASSETS:
Patents, net of accumulated amortization of $106,357 and $102,314 at November 30, 2011 and February 28, 2011, respectively	25,796	29,839
Security deposit	28,156	28,156
Total Other Assets	53,952	57,995

TOTAL ASSETS	$4,451,744	$3,434,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	2,039	1,928
Notes payable to related parties - current portion	40,801	39,011
Deferred capital gain - current portion	22,481	22,481
Accounts payable	309,746	158,108
Accrued expenses	129,794	71,330
Accrued payroll and related taxes	21,592	21,195
Accrued Tax Liability	35,158	—
Total Current Liabilities	561,611	314,053

OTHER LIABILITIES
Note payable - less current portion	2,007	3,552
Notes payable to related parties - less current portion	448,420	479,248
Deferred capital gain less current portion	140,516	157,375
Total Other Liabilities	590,943	640,175
Total Liabilities	1,152,554	954,228

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 50,000,000 shares authorized, 38,602,667 and 36,577,667 issued and outstanding at November 30, 2011 and February 28, 2011 respectively	386,027	365,777
Additional paid-in Capital	3,318,010	3,017,809
Accumulated deficit	(262,847)	(761,126)
	3,441,190	2,622,460
Less: Treasury Stock, 2,275,000 shares at cost at November 30, 2011 and February 28, 2011	(142,000)	(142,000)
Total Stockholders’ Equity	3,299,190	2,480,460

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,451,744	$3,434,688

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended November 30		For the Nine Months Ended November 30
	2011	2010	2011	2010

NET SALES	$1,501,282	$1,254,198	$4,357,469	$3,316,528

Cost and Expenses
Cost of goods sold	589,390	411,080	1,622,639	1,140,795
Selling, general and administrative	631,976	528,176	1,875,092	1,496,899
Research and development	26,606	8,444	49,302	26,044
Depreciation and amortization	27,113	16,184	73,391	47,409
Total Costs and Expenses	1,275,085	963,884	3,620,424	2,711,147

Net Operating Profit	226,197	290,314	737,045	605,381

Other Income/(Expenses)
Gain (Loss) Currency Exchange	1,238	2,393	12,504	(2,835)
Interest Expense	(8,200)	(8,230)	(24,099)	(28,335)
Forgiveness of Interest	—	—	—	28,425
Interest and Other Income	90,181	1,006	120,523	4,838
Total other Income (Expense)	83,219	(4,831)	108,928	2,093

NET PROFIT BEFORE TAXES	309,416	285,483	845,973	607,474

Provision for Income Taxes	(127,169)	(117,334)	(347,694)	(249,673)

Net Income	$182,247	$168,149	$498,279	$357,801

Net Income Available to Common Stockholders	$182,247	$168,149	$498,279	$357,801

Net Income PER COMMON SHARE Available to Common Stockholders	—	—	0.01	0.01

Weighted average common shares outstanding	38,602,667	36,536,667	37,343,485	35,920,217

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	November 30, 2011	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$498,279	$357,801
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	—	12,511
Depreciation and amortization	73,391	47,409
Deferred capital gain - building lease	(16,860)	(16,860)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(164,257)	303,428
(Increase) in inventory	(393,726)	(54,748)
(Increase) in prepaid expense	(29,811)	(5,407)
Decrease in deferred tax asset	80,799	249,673
Increase (decrease) in accounts payable	151,638	(12,329)
Increase in accrued payroll and related taxes	397	26,058
Increase (decrease) in accrued expense	58,464	(58,640)
(Decrease) in warranty liability	—	(1,825)
(Decrease) in accrued interest	—	(54,183)
NET CASH PROVIDED BY OPERATING ACTIVITIES	258,314	792,888

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(203,407)	(86,544)
Reduction in patents	—	(450)
Purchase of Certificates of Deposit	(101,533)	—
NET CASH USED IN INVESTING ACTIVITIES	(304,940)	(86,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	121,500	—
Payments to note payable to related parties	(29,038)	(127,351)
Payments on note payable	(1,433)	(29,023)
Excess tax benefits from share-based payment arrangements	198,951	—
NET CASH PROVIDED BY ( USED IN) FINANCING ACTIVITIES	289,980	(156,374)

NET INCREASE IN CASH	243,354	549,520
CASH, BEGINNING	1,322,250	813,383
CASH, ENDING	$1,565,604	$1,362,903

Supplemental Information
Cash paid during the period for:
Interest	$24,099	$25,668
Taxes	67,944	—
Non Cash Activities
Conversion of Preferred Stock into Common Stock	$—	$100,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2011 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2011 and the results of operations and cash flow for the three-month and nine-month periods ended November 30, 2011 and 2010.

The results of operations for the three months and nine months ended November 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2011, as filed with the Securities and Exchange Commission on Form 10-K.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.5% to 1.0% and mature in February 2012 and May 2012. Interest income is recorded in the statements of operations as it is earned.

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

The Company recorded a tax liability in the amount of $35,158 and a tax deferred asset of $45,641 at November 30, 2011 and February 28, 2011 respectively. The deferred tax assets have not been offset by valuation allowance based on the prospect of future profitability.

The company recorded income tax expense in the amount of $127,169 and $117,334 for the three months ended November 30, 2011 and 2010, respectively, and $347,694 and $249,673 for the nine months ended November 30, 2011 and 2010 respectively.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at November 30, 2011 and February 28, 2011 or during the applicable periods then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NET INCOME PER COMMON SHARE

Basic earnings per share is computed on the weighted average of common shares outstanding during each year. Diluted earnings per share includes an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 5). See the following:

	Income	Shares	Per-Share
Three Months Ended November 30, 2011	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$182,247	38,602,667	$0.00
Options includable	—	96,154	—
Diluted Net Income Per Common Share	$182,247	38,698,821	$0.00

	Income	Shares	Per-Share
Three Months Ended November 30, 2010	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$168,149	36,536,667	$0.00
Options includable	—	2,752,594	—
Diluted Net Income Per Common Share	$168,149	39,289,261	$0.00

	Income	Shares	Per-Share
Nine Months Ended November 30, 2011	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$498,279	37,343,485	$0.01
Options includable	—	1, 103,499	—
Diluted Net Income Per Common Share	$498,279	38,446,984	$0.01

	Income	Shares	Per-Share
Nine Months Ended November 30, 2010	(Numerator)	(Denominator)	Amount

Basic Net Income Per Common Share
Income available	$357,801	35,920,217	$0.01
Options includable	—	2,752,594	—
Diluted Net Income Per Common Share	$357,801	38,672,811	$0.01

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through January 17, 2012, the date on which the financial statements were issued.

RECLASSIFICATIONS

Certain amounts in the February 28, 2011 and November 30, 2010, financial statements have been reclassified to conform to the presentation used in the November 30, 2011, financial statements.

NOTE 2  INVENTORY

Inventory is valued at the lower of average cost or market and consists of the following at:

	November 30, 2011	February 28, 2011

Raw materials	$694,303	$443,077
Work in progress	41,655	50,902
Finished goods	325,968	174,221
	$1,061,926	$668,200

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	November 30,	February 28,	Estimated
	2011	2011	Useful Lives

Furniture, office equipment & leasehold improvements	$628,805	$553,093	3-10 years

Manufacturing equipment and Tooling	1,252,784	1,125,089	3-12 years
	1,881,589	1,678,182
Less: accumulated amortization and depreciation	1,386,170	1,316,822
Property and Equipment, Net	$495,419	$361,360

Depreciation expense was $25,828 and $14,774 for the three months ended November 30, 2011 and November 30,2010 and $69,348 and $43,281 for the nine months ended November 30, 2011 and November 30, 2010 respectively.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the president. The lease payments aggregated were $5,375 for the three-months ended November 30, 2011 and 2010 and $16,125 for the nine months ended November 30, 2011 and November 30, 2010. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 4  LONG-TERM DEBT

Long-term debt consists of the following at:

	November 30, 2011	February 28, 2011

In February 2009, the Company was granted a loan by a director of the Company in the amount of $672,663, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the director 755,000 shares of common stock at the price of $0.11 per share in June 2009 to further reduce the debt. The loan will mature in February 2021	$489,221	$518,259

In October 2009, the Company entered into an equipment loan with Key Equipment Finance. The loan bears interest at a rate of 7.50% and is payable in 48 monthly installments of $189	4,046	5,480

	493,267	523,739

Less current portion	42,840	40,939

Long-term portion	$450,427	$482,800

Aggregate maturities as required on long-term debt at November 30, 2011 are:

2012	$42,840
2013	45,325
2014	45,990
2015	48,826
2016	51,838
Thereafter	258,448
$493,267

NOTE 5  STOCK OPTIONS

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

No expense was recorded in the three months or nine months ended November 30, 2011, nor will there be any future expense related to these stock options. All expenses were recorded semiannually based on vesting through June 2010.

The following table summarizes the Company’s stock options:

			WEIGHTED-AVERAGE
		WEIGHTED-AVERAGE	REMAINING
OPTIONS	SHARES	EXERCISE PRICE	CONTRACTUAL TERM

Outstanding at February 28, 2011	2,150,000	$ 0.06	—
Granted	—	—	—
Exercised	(2,025,000)	0.06	—
Forfeited or expired	—	—	—
Outstanding at November 30, 2011	125,000	$ 0.06	0.8
Exercisable at November 30, 2011	125,000	$ 0.06	0.8

In August 2011, the president and one director exercised stock options. Total intrinsic value of options exercised during the period ended August 31, 2011 was $546,750. The Company recorded an excess tax benefit to APIC related to share-based compensation in the amount of $202,076 at August 31, 2011.

The Company’s remaining outstanding options are all fully vested.

NOTE 6  SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

At November 30, 2011 minimum future rental payments are:

Year	Minimum Rental Payments

2012	$132,504
2013	132,504
2014	132,504
2015	132,504
2016	132,504
Thereafter	298,134
$960,654

Rent expense aggregated $33,126 for the three months ended November 30, 2011 and 2010 and $99,378 for the nine months ended November 30, 2011 and 2010.

PART I – ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made and information currently available. Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of Freedom60®, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the marketplace of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED November 30, 2011 VS. November 30, 2010

Net sales increased 19.7% overall from $1,254,198 in the quarter ended November 30, 2010 to $1,501,282 in the quarter ended November 30, 2011. The primary increase in sales was led by a 18.7% increase in Freedom60® sales quarter over quarter. In the current quarter, Freedom60® represented 79% of revenues, while our new RMS High-Flo™ Subcutaneous Needle Sets represented 5%. The new RMS High-Flo Subcutaneous Needle Sets were formally introduced to the US market in September, 2011 through advertising, mailings and a direct telemarketing campaign. The sales of the RMS High-Flo Subcutaneous Needle Sets for the quarter ended November 30th, 2011 represents 54.8% of the year to date sales of the new product, which had been previously introduced in Europe during February 2011.

Net Operating Profit was $226,197 for the quarter ended November 30, 2011 as compared to $290,314 from the same period last year. The decrease is attributable to the increases in Cost of Goods Sold, additional advertising and promotions, as well as increases in research and development associated with the new RMS High-Flo Subcutaneous Needle sets. Net income increased 8.4% from $168,149 to $182,247 due to improved sales and also services performed for a third-party manufacturer.

Selling, General and Administrative costs increased 19.7% from $528,176 in 2010 to $631,976 in 2011 primarily as the result of hiring additional staff, increased payroll and increased market exposure. Selling, General and Administrative costs remained the same as a percentage of net sales at 42.1% in 2011 and 42.1% in 2010.

Cost of goods sold increased $178,310, or 43.4%, from $411,080 to $589,390 due to an increase in sales and production payroll, the addition of a cost differential for a night shift, and related benefits associated with increased sales. Gross profit margin decreased this quarter to 60.7% from 67.2%.

Interest expense decreased by .4% to $8,200 in 2011 from $8,230 for the comparative quarter in 2010 as a result of lower interest payments on long term debt.

Research and Development expenses increased $18,162 or 215.1% from $8,444 in 2010 to $26,606 primarily due to R & D expenses incurred on new product development, primarily associated with the new RMS High-Flo Subcutaneous Needle Sets.

Depreciation and amortization expenses increased by $10,929 from $16,184 in 2010 to $27,113 in 2011 as a result of increased investment in capital equipment.

NINE MONTHS ENDED November 30, 2011 VS. November 30, 2010

Total net sales increased 31.4% or $1,040,941 to $4,357,469 from $3,316,528 for the nine month period ending November 30, 2011 led by the continuing strong performance of the Freedom60 which increased 27.5% or $728,338 over the previous nine months. Our RES-Q-VAC sales also increased by 14.6% or $70,899 for the nine months ending November 30,2011. RMS High-Flo Subcutaneous Needle Sets contributed $134,158, approximately 68.5% from export sales during the last nine months ended November 30, 2011.

Net operating profit was $737,045 for the nine months ended November 30, 2011 as compared to $605,381 for the same nine months in 2010. Cost of goods sold increased $481,844 or 42.2% from $1,140,795 to $1,622,639 due to increases sales expenses, production payroll including the addition of a night shift, and other related benefits. Gross profit margin decreased this period to 62.8% from 65.6%.

Selling, General and Administrative increased by 25.3% or $ 378,193 to $1,875,092 for 2011 from $1,496,899 for 2010. This was a result of hiring additional staff, increased payroll, bonuses to employees, including our president and increasing our market exposure through tradeshows and advertising.

Research and Development expenses increased $23,258 or 89.3% from $26,044 in 2010 to $49,302 due to expenses associated with new product development primarily for the new RMS High-Flo Subcutaneous Needle Sets.

Depreciation and amortization expenses increased by $25,982 from $47,409 in 2010 to $73,391 in 2011 as a result of investments in capital equipment.

Interest expense decreased by $4,236 or 14.9% from $28,335 in 2010 to $24,099 in 2011 as a result of lower interest payments on long term debt.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $258,314 for the nine months ended November 30, 2011 as compared with net cash provided by operations of $792,888 for the previous nine months ended November 30, 2010. This is due primarily to significant increases in inventory levels which increased by 58.9% or $393,726 for the nine months ended November 30, 2011 primarily for the new RMS High-Flo Needle Sets. Accounts receivable grew by 23.0% over the nine months ended November 30, 2011 resulting from significant sales at the end of the period ending November 30, 2011. The company also utilized its deferred tax asset to offset payments.

We continue to experience an increase in sales. With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

SUBSEQUENT EVENTS

The Board of Directors is currently discussing an employment agreement with Mr. Sealfon, the Company’s President, which it expects to enter before the end of the current fiscal year and is expected to include a salary increase and additional bonus.

On January 9, 2012 the Board of Directors approved the appointment of Mike Boscher to the position of Chief Financial Officer effective February 1, 2012.

BRANDING AND RECOGNITION

The company continues to enhance marketing effects with an expanded schedule of advertising for its product lines in appropriate industry publications on a monthly basis. The company exhibited at the MEDICA World Forum for Medicine trade fair in Dusseldorf, Germany, November 16-19. This is the premier gathering of the international medical community, with 4,571 exhibitors. About 134,500 people from 120 countries attended. We had the opportunity to meet prospective customers, renew existing contacts and demonstrate the company’s products.

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

The Freedom60® is popular in the treatment of Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIg). This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The Freedom60® is an ideal system for this administration since the patient is able to self-medicate at home. The pump is easily configured for this application, and the Freedom60® is the lowest cost infusion system available in a heavily cost constrained market. We have advertised to the IgG market that Freedom60® operates in “dynamic equilibrium”, that is, the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses. This balance is created by a safe, limited and controlled pressure which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.

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

RMS HIGH-FLO™ SUBCUTANEOUS NEEDLE SET ADDITION TO FREEDOM60® PRODUCT LINE

We received approval from the U.S. Food and Drug Administration (FDA) on May 20, 2011, for domestic marketing of our new subcutaneous needle administration set. Previously available internationally, the needle set is branded the RMS High-Flo™ Subcutaneous Needle Set. Our marketing within Europe was successful allowing the initial stage of sales to begin. We are underway with our marketing efforts domestically and are seeing sales results.

The RMS High-Flo™ Subcutaneous Needle Set was developed as an improvement in performance and safety over similar devices.  Our design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. Offered in needle lengths of 6mm, 9mm and 12mm, the sets are available in combinations for single, double, triple, and quadruple infusions.  Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the Freedom60®. We believe market pressures have moved providers to consider alternatives to expensive electronic systems especially for new subcutaneous administrations which usually cannot be done with gravity. For cost concerns some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

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

There is the potential for new drugs to enter the market, such as using Hyaluronidase which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the Freedom60®. We believe the principle behind the Freedom60® is ideal for all these new drug combinations, but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the Freedom60® or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC® Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC® pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals and wherever portable aspiration is a necessity, including backup support for powered suction systems. The Full Stop Protection® filter(FSP) and disposable features of the RES-Q-VAC® reduce the risk of exposing health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

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

Recent concerns are for diseases that are easily transmitted by small aerosolized droplets such as Asian Bird Flu, Swine Flu, and resistant tuberculosis. Other concerns are hepatitis and HIV, among others.

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

Nursing Homes, Hospice, Sub-acute - we provide special configurations for dining Areas and portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC®, which can be left by the bedside for immediate use during critical times.

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

We exhibited at the 47,000 member American Association for Respiratory Care’s Congress 2011 in Tampa, Florida, on November 5-8. An estimated 5,000 professionals attended this trade show and were offered the opportunity to learn about Res-Q-Vac’s applications in their specialties and try the product. Respiratory therapists, managers of respiratory and cardiopulmonary services, executives and educators who provide respiratory care training were among those attending.

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

PART I – ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART I – ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s Principal Executive Officer/ Principal Financial Officer, has evaluated the effectiveness of the company’s “disclosure controls and procedures “as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon his evaluation, the Principal Executive Officer/Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPRO-MED SYSTEMS, INC.

January 17, 2012	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Treasurer, Chairman of the Board, Director, Principal Executive Officer and Principal Financial Officer