Form 10-K
period 2012-02-29
REPRO MED SYSTEMS INC
filed 2012-05-29
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	FEBRUARY 29, 2012
Commission File Number	0-12305

REPRO-MED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3044880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 CARPENTER ROAD, CHESTER, NY	10918
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(845) 469-2042

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of August 31, 2011, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $9,183,793.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value was 35,196,667 at May 27, 2012, which excludes 2,275,000 shares of Treasury Stock.

REPRO-MED SYSTEMS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

THE COMPANY

BUSINESS OF REGISTRANT

REPRO-MED SYSTEMS, INC., (“REPRO-MED,” or “RMS Medical Products” or the “Company”), was incorporated in the State of New York in March of 1980. The Company designs, manufactures, and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The FDA regulates these products. The Company’s development and marketing focus are primarily concentrated on the FREEDOM60(R) Syringe Infusion System and accessories, and the RES-Q-VAC(R) Emergency Medical Suction System.

CORPORATE HISTORY

REPRO-MED SYSTEMS, INC., was incorporated under the laws of the State of New York in March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, the fax is 845-469-5518, and the Internet site is www.rmsmedicalproducts.com.

PRODUCTS

FREEDOM60(R) SYRINGE INFUSION SYSTEM

The FREEDOM60(R) Syringe Pump uses an innovative “engine” to create a constant pressure drive system which we believe results in substantially greater safety, reliability, reduced discomfort for subcutaneous applications, and an overall higher quality infusion than other devices on the market - all at a lower cost. The basic drive mechanism used in the FREEDOM60(R) represents the first of a line of products, which we intend to develop to broaden the product applications and appeal.

FREEDOM60(R) uses precision rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented luer disc connector ensures that only the Company’s FREEDOM60(R) tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient. We are achieving our objective of building a product franchise with FREEDOM60(R) and the sale of patented disposable tubing sets.

Our proprietary technology employed in the FREEDOM60(R) uses constant pressure to administer drugs. FREEDOM60(R) avoids an important problem faced by electronic pumps currently on the market, which employ constant flow mechanisms that result in potentially dangerous, high pressure placed on indwelling catheters or under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps generate extremely high pressures exceeding 60psi before the overpressure system will activate. Also with these systems, the alarm can falsely trigger halting administration until a health professional can verify that the infusion is, in fact, safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required.

Other unsafe conditions of conventional equipment include: runaway administrations, overdose due to programming errors or pump failure, and overpressure resulting in burst blood vessels or failed internal access devices. We believe that the increasing sales of pumps and tubing sets for the FREEDOM60(R) demonstrate that the FREEDOM60(R) eliminates these potential outcomes and ensures a safe, constant, controlled infusion. Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60(R) design maintains a safe constant pressure and thereby automatically reduces the flow rate as required, a process we refer to as “dynamic equilibrium,” if any problems of administration occur.

The FREEDOM60(R) Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market although we believe there is potential in the hospital setting as well. Other potential applications for the FREEDOM60(R) include pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $11 billion in revenue annually*. With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for home care. The FREEDOM60(R) provides a high-quality delivery to the patient at costs comparable to gravity-driven infusions and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

*Ref: www.nhia.org/faqs.cfm and http://www.gao.gov/new.items/d10426.pdf

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

We have expanded the use of the FREEDOM60(R) to cover most antibiotics including the widely used and somewhat difficult to administer Vancomycin. We have also found a following for FREEDOM60(R) for use in treating thalassemia with the drug Desferal(R). In Europe, we found success in using the FREEDOM60(R) for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60(R) for chemotherapy and subcutaneous immune globulin.

The FREEDOM60(R) use for Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIG) has continued to increase during the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60(R) is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60(R) is the lowest cost infusion system available in a heavily cost constrained market. We have begun to promote one of the main benefits of the FREEDOM60(R) for use with IgG, which is that it operates in “dynamic equilibrium”; that is the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses. This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster and more comfortable administration with fewer side effects for these patients.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60(R). We believe market pressures have moved specialty pharmacies to consider alternatives to expensive electronic systems especially for new subcutaneous administrations, which usually cannot be done with gravity. For cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and is considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60(R) SALES

In order to receive more favorable Medicare reimbursement for our FREEDOM60(R) Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). It was the determination of the Centers for Medicare & Medicaid Services that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carriers (DMERCs) should be: E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours, or greater. The new code significantly increases the reimbursement for the FREEDOM60(R) for billable syringe pump applications approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007, Medicare issued a letter of clarification stating in part:

“The FREEDOM60(R) Syringe Infusion Pump is the only allowable pump to be billed with the Subcutaneous Immune Globulin (SCIG). The code for this pump for dates of service 1/1/00 - 5/16/07 is E0780. For dates of service on or after 5/17/07, the correct code is E0779 per SADMERC. The items being billed must be supported by corresponding documentation. All other pumps or modifiers will result in a denial.”

ECONOMIC BENEFITS OF FREEDOM60(R) PUMP AND DISPOSABLE SALES

We have shipped approximately 22,400 pumps since March 2000 including approximately 4,800 pumps in the last year. Most of our current sales are made directly to health care providers, although we maintain distributors in both the domestic and foreign markets. The FREEDOM60(R) pump is designed for a minimum use of 4,000 times which at our list price is amortized at $.13 per use.

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

There is the potential for new drugs to enter the market, such as using Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the FREEDOM60(R). We believe the FREEDOM60(R) is ideal for all these new drug combinations, but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60(R), or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

NEW PRODUCT ENHANCEMENTS FOR THE FREEDOM60(R)

During January 2010, a new subcutaneous immune globulin called Hizentra(R) with a greater concentration was approved by the FDA. We have performed significant testing of the new drug with the FREEDOM60(R) and have been recognized by the drug company for use with their drug. Based on initial reactions, the new formulation appears to be an improved drug at higher concentrations, and is expected to replace the previous offerings. We believe that Hizentra(R) will continue to create additional opportunities for the FREEDOM60(R) system for our fiscal year ending 2013. There are also other IgG drugs for subcutaneous route of administration being introduced into the market, which may expand the market for the FREEDOM60(R) and its accessories.

RMS HIGH-FLO™ SUBCUTANEOUS NEEDLE SETS

The introduction of RMS High-Flo™ Subcutaneous Needle Sets allows us to offer all of the elements needed for a complete subcutaneous infusion system, when combined with our Freedom60® pump and flow rate tubing. The needle sets received FDA approval for marketing in the U.S., on May 20, 2011. They were in the overseas market at that time.

The design of RMS High-Flo™ Subcutaneous Needle Sets provides maximum flow rates during the subcutaneous infusion of high viscosity immune globulin, such as the thickest 20% IgG medications, offering even flows of medication to each site. The performance of High-Flo™ provides what we believe is an advantage over competitive needle sets of comparable gauges for SCIg use. In addition, our manufacturing process includes numerous quality controls, resulting in consistent needle sharpness and smooth finish.

RES-Q-VAC(R) PORTABLE MEDICAL SUCTION

The RES-Q-VAC(R) Emergency Airway Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC(R) pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospital crash carts and wherever portable aspiration is a necessity, including backup support for powered suction systems. The full stop protection filter (FSP) and disposable features of the RES-Q-VAC(R) reduce the risk of exposing the health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

We have introduced new, updated features including the FSP filter, new pediatric connectors, new graduated canister, new adult catheters, and new convenient carry pouch. It is also available with a flexible, portable LED white light source, which is attached to the top of the canister system and provides illumination for the medical professional during nighttime or low light conditions.

A critical component and advantage of the RES-Q-VAC(R) system is our Full Stop Protection filter, a patented filtering system that both prevents leakage and overflow of the aspirated fluids, even at full capacity, and traps virtually all air- and fluid-borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination. The Full Stop Protection meets the requirement of the Occupational Safety and Health Administration ‘Occupational Exposure to Bloodborne Pathogens’ CFR29 1910.1030. The Company has received a letter from OSHA confirming that the RES-Q-VAC(R) with the Full Stop Protection falls under the engineering controls of the Bloodborne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

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

Military Applications -due to its lightweight, portability, and rapid deployment, we believe that the RES-Q-VAC(R) is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC(R)’s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

We are actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and several regional distributors in the respiratory market. We also work with national regional distributors who are well represented in the hospital respiratory market.

RES-Q-VAC(R) DISTRIBUTION

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We market the hospital RES-Q-VAC(R) system through regional distributors specializing in the hospital respiratory care market.

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

OSHA 29 CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of “... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood-borne pathogens], commercially available and effective.” These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med’s Full Stop Protection(R) for RES-Q-VAC(R). The Company has received a letter from OSHA indicating the RES-Q-VAC(R) meets the intent of this regulation.

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

For FREEDOM60(R), we have distributors in United Kingdom, Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We believe that one distributor in each country will be more predisposed to advertising, promotion, and building the product franchise. We are adding distributors in other European countries to expand our sales efforts. We work closely with our distributors to promote our products in each country.

During our fiscal year, we have expanded our efforts to market both of our main product lines at national and international trade shows. We support shows attended by our primary customers such as EMS Today, National Home infusion Association Conference, Immune Deficiency Foundation Annual Meeting, and MEDICA.

The table below presents the product mix for the last two fiscal years.

	FY 2012	FY 2011
	Percentage of Sales	Percentage of Sales

Infusion Therapy	86.37%	81.69%
Medical Suction	12.33%	16.61%
Other	1.30%	1.70%

MANUFACTURING AND EMPLOYEES

The Company’s employees perform at the Company’s facility electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products. Products are assembled using molded plastic parts acquired from several U.S. vendors and one supplier located in Taipei, Taiwan. The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

As of February 29, 2012, we had 55 employees, 38 assigned to manufacturing operations, 8 to sales and customer support, 7 to administrative functions, 1 to quality assurance functions, and 1 Executive Officer. The Company is dependent on the services of Andrew Sealfon who serves as President, head of Research and Development and is instrumental in sales, marketing, and finance. The Company does not have insurance on the life of Andrew Sealfon and may not be able to replace him if the need arose.

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

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and, in some cases where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse. The RES-Q-VAC(R) is susceptible in the international market to imitation. In 2002, a competitor had introduced a competitive product to the RES-Q-VAC(R) into the market. We responded with the introduction of new innovative features for the RES-Q-VAC(R) that enhanced the product and placed it well above the competition in safety.

On June 10, 2003, we received patent #6,575,946 for our new Full Stop Protection(R). This addition to the RES-Q-VAC(R) system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC(R) from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease, and the filtered RES-Q-VAC(R) provides improved protection for these users.

We also hold patent #5,336,189 for a “Combination IV Pump & Disposable Syringe” which confers a unique syringe to IV pump interface design. This patent is for the FREEDOM60(R) Infusion System, an infusion therapy product. The cost of filing and maintaining applications has deterred pursuing international patents.

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

Currently we are in year 13 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $42,989 for the year ended February 29, 2012.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, and employment related claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 29, 2012, 35,196,667 shares were issued and outstanding and there were approximately 1,040 shareholders as per transfer agent.

Our Common Stock is traded in the over-the-counter market and is quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Common Stock as reported by Commodity Systems, Inc., for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

2012 QUARTER ENDED
February 29, 2012	$0.30	$0.22
November 30, 2011	$0.36	$0.20
August 31, 2011	$0.42	$0.28
May 31, 2011	$0.36	$0.15

2011 QUARTER ENDED
February 28, 2011,	$0.19	$0.06
November 30, 2010	$0.21	$0.09
August 31, 2010	$0.16	$0.07
May 31, 2010	$0.18	$0.11

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain “forward-looking” statements (as such, term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available.

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60(R), availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the market place of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ACCOUNTING POLICIES

We believe that we have no critical accounting estimates or assumptions. We do not believe that any of the standards adopted by the Financial Accounting Standards Board that are not yet effective will have a material effect on our financial reporting.

RESULTS OF OPERATIONS

2012 vs. 2011

Overall sales for the year ending February 2012 increased 29.9% to $6,390,534 from $4,920,723 for the same period last year.

We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60(R) Syringe Infusion System and the RES-Q-VAC(R) Medical Suction System.

The FREEDOM60(R) continues to lead our sales increases with an overall improvement of 31.9% going from $4,044,313 in 2011 to $5,333,000 for the current year. The increase is due to additional sales for use with immune globulin and antibiotics, and increased revenues from our line of RMS HIgH-Flo™ Subcutaneous Needle Sets. We have concentrated the majority of our efforts in the FREEDOM60(R) line, specifically towards the subcutaneous immune globulin (SCIG) market.

We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the FREEDOM60(R) that we believe will expand this market even further. In addition, we expect many of the SCIG providers will see benefit in using the FREEDOM60(R) system for other uses, such as antibiotics, chemotherapeutics, and pain medications.

Our net income for the year ending February 29, 2012 was $815,893 as compared with net income of $704,085 for the previous year. Net income increased as a result of an increase in income before taxes of $88,065 combined with a reduction in the provision for state income taxes.

RES-Q-VAC(R)Hand Held Medical Suction sales decreased by 8% to $803,200 from $868,524. Our overall sales results in the domestic market increased over the prior year, however a one-time, large international purchase in fiscal year 2011 was not repeated in 2012.

RES-Q-VAC(R) is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We market the hospital RES-Q-VAC(R) Hand Held Medical Suction system through regional distributors specializing in the hospital respiratory care market.

Combined sales of our non-core product lines decreased by 5.0% or $4,300.

Cost of goods sold increased from $1,657,184 for year ended February 28, 2011 to $2,251,398 for the current year primarily because of increased sales. Gross profit margin for the year ended February 29, 2012 decreased 1.5% to 64.8%, as compared with 66.3% for the previous year. Raw materials costs have been increasing as have production expenses. Selling, General & Administrative Expenses (SG&A) increased by $688,251 year over year from $1,967,417 to $2,655,668 due to additional marketing expenses associated with our increase in sales and general increases in payroll, including an enlarged sales staff.

Research and development expenses increased from $35,519 to $90,329 primarily due to the hiring of additional engineering staff to support development efforts. Our chief executive officer spends significant time on research and development. All of his compensation has been included in selling, general, and administrative costs.

Depreciation and amortization expense increased by 58.1% to $103,981 during the year ended February 29, 2012 as compared with $65,774 for the previous year 2011 as a result of increased investment in capital assets. Interest expense decreased from $36,392 to $31,540 due to lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

Our net operating profit for the year ended February 29, 2012 was $1,289,158 as compared with $1,194,829 for the previous year. For the year ended February 29, 2012 Net Cash provided from Operations was $560,601 as compared with $1,028,465 for the prior year. This change of $467,864 was due primarily to a smaller deferred tax asset adjustment and increased inventory levels.

Accounts Receivable, net of reserves, increased at February 29, 2012 to $884,727 as compared with $713,906 for the previous year because of our increased sales. Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications. Prepaid expenses increased to $188,902 from $112,937 due to the purchase of a new software system to be installed and on line at March 1, 2012.

Expenditures for capital equipment in 2012 were $236,235.

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is our only location and is used as our headquarters and manufacturing operations.

Currently, we are in year 13 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $42,989 for the year ended February 29, 2012.

In the last year, we began to sell our new RMS Subcutaneous Needle Administration Sets in Europe. We received approval from the FDA on May 20, 2011, for domestic marketing. Therefore, we now have approval for Europe, Canada, and the United States. We believe that the RMS Needle sets represent an improvement in performance and safety over the current devices on the market. We believe we have sufficient resources to continue marketing the needles sets domestically. We have negotiated with a third party manufacturer for outside production for additional capacity and to establish an alternative source of supply for our customers.

We believe the FREEDOM60(R) continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales during the year ending February 29, 2012. With these increases and the capital we currently have, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

REPRO-MED SYSTEMS, INC.

Chester, New York

We have audited the accompanying balance sheet of Repro-Med Systems, Inc. as of February 29, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 29, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

May 29, 2012

McGrail Merkel Quinn & Associates, P.C. CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS	Francis J. Merkel, CPA Joseph J. Quinn, CPA/ABV, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

REPRO-MED SYSTEMS, INC.

Chester, New York

We have audited the accompanying balance sheet of REPRO-MED SYSTEMS, INC. as of February 28, 2011, and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REPRO-MED SYSTEMS, INC. as of February 28, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail Merkel Quinn

& Associates, P.C.

Scranton, Pennsylvania

May 27, 2011

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570 961-0345 Fax: 570 961-8650

www.mmq.com

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	February 29,	February 28,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,757,223	$1,322,250
Certificates of deposit	255,228	152,399
Accounts receivable less allowance for doubtful accounts of $17,718 and $12,128 for February 29, 2012, and February 28, 2011, respectively	884,727	713,906
Inventory	1,167,456	668,200
Prepaid expenses	188,902	112,937
Deferred tax asset	—	45,641
Total Current Assets	4,253,536	3,015,333
PROPERTY & EQUIPMENT, net	498,940	361,360
OTHER ASSETS
Patents, net of accumulated amortization of $107,640 and $102,314 at February 29, 2012 and February 28, 2011, respectively	24,513	29,839
Security deposit	28,156	28,156
Total Other Assets	52,669	57,995
TOTAL ASSETS	$4,805,145	$3,434,688

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	February 29,	February 28,
	2012	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$2,077	$1,928
Notes payable to related parties - current portion	41,417	39,011
Deferred capital gain - current portion	22,481	22,481
Accounts payable	199,527	158,108
Accrued expenses	153,800	71,330
Accrued payroll and related taxes	41,551	21,195
Accrued income tax liability	98,000	—
Total Current Liabilities	558,853	314,053
OTHER LIABILITIES
Note payable - less current portion	1,474	3,552
Note payable to related parties - less current portion	437,832	479,248
Deferred capital gain less current portion	134,895	157,375
Deferred tax liability	121,363	—
Total Other Liabilities	695,564	640,175
Total Liabilities	1,254,417	954,228
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized and 37,471,667 and 36,577,667 shares issued; 35,196,667 and 34,302,667 shares outstanding at February 29, 2012 and February 28, 2011, respectively.	374,717	365,777
Additional paid-in capital	3,263,244	3,017,809
Retained earnings (accumulated deficit)	54,767	(761,126)
	3,692,728	2,622,460
Less: Treasury stock, 2,275,000 shares at cost at February 29, 2012 and February 28, 2011	(142,000)	(142,000)
Total Stockholders’ Equity	3,550,728	2,480,460
Total Liabilities and Stockholders’ Equity	$4,805,145	$3,434,688

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	February 29,	February 28,
	2012	2011

NET SALES	$6,390,534	$4,920,723

Cost and Expenses
Cost of goods sold	2,251,398	1,657,184
Selling, general and administrative	2,655,668	1,967,417
Research and development	90,329	35,519
Depreciation and amortization	103,981	65,774
Total Costs and Expenses	5,101,376	3,725,894

Net Operating Profit	1,289,158	1,194,829

Other Income/(Expenses)
Interest expense	(31,540)	(36,392)

Forgiveness of interest	—	28,425
Gain / (Loss) foreign currency exchange	10,718	(2,461)
Interest and other income	12,848	8,718

Total Other Expenses	(7,974)	(1,710)

INCOME BEFORE TAXES	1,281,184	1,193,119

Income Tax Expense	465,291	489,034

NET INCOME	$815,893	$704,085

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,250,560	36,244,542
Diluted	35,102,446	36,850,760

The accompanying notes are an integral part of these financial statements.

REPRO-MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’EQUITY

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Total
BALANCE, FEBRUARY 28, 2010	10,000	$100	35,584,286	$355,843	$3,008,162	$(1,533,211)	$(142,000)	$1,688,894

Reversal of accrued preferred stock dividends	—	—	—	—	—	68,000	—	68,000

Fair value of stock options issued and exercisable	—	—	—	—	12,511	—	—	12,511

Conversion of preferred stock into common stock by director per agreement at $0.105 per share	(10,000)	(100)	952,381	9,524	(9,424)	—	—	—

Issuance of common stock as employee incentives at $0.17 per share	—	—	6,000	60	960	—	—	1,020

Issuance of common stock as incentive for property owner maintenance at $0.17 per share	—	—	35,000	350	5,600	—	—	5,950

Net income for the year ended February 28, 2011,	—	—	—	—	—	704,085	—	704,085

BALANCE, FEBRUARY 28, 2011	—	—	36,577,667	365,777	3,017,809	(761,126)	(142,000)	2,480,460

Issuance of common stock for exercised stock options at $.06 per share	—	—	2,025,000	20,250	101,250	—	—	121,500

Excess tax benefit related to share-based compensation	—	—	—	—	132,875	—	—	132,875

Adjustment of shares outstanding	—	—	(1,131,000)	(11,310)	11,310	—	—	—

Net income for the year ended February 29, 2012,	—	—	—	—	—	815,893	—	815,893

BALANCE, FEBRUARY 29, 2012	—	$—	37,471,667	$374,717	$3,263,244	$54,767	$(142,000)	$3,550,728

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29,	February 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$815,893	$704,085
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	—	12,511
Stock based -incentives	—	6,970
Depreciation and amortization	103,981	65,774
Deferred capital gain - building lease	(22,480)	(22,480)
Decrease in deferred tax	167,004	487,343
Changes in operating assets and liabilities:
Increase in accounts receivable	(170,821)	(58,946)
Increase in inventory	(499,256)	(33,616)
Increase in prepaid expense	(75,965)	(45,326)
Increase in accounts payable	41,419	77,391
Increase in accrued payroll and related taxes	20,356	8,540
Increase (decrease) in accrued expense	82,470	(47,410)
Increase in accrued income tax liability	98,000	—
Decrease in warranty liability	—	(72,188)
Decrease in accrued interest	—	(54,183)
NET CASH PROVIDED BY OPERATING ACTIVITIES	560,601	1,028,465

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(236,235)	(200,522)
Payments for patents	—	(450)
Purchase of certificates of deposit	(102,829)	(152,399)
NET CASH USED IN INVESTING ACTIVITIES	(339,064)	(353,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	121,500	—
Payments to note payable to related parties	(39,010)	(136,744)
Payments on note payable	(1,929)	(29,483)
Excess tax benefits from share - based payment arrangements	132,875	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	213,436	(166,227)

NET INCREASE IN CASH AND CASH EQUIVALENTS	434,973	508,867
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,322,250	813,383
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,757,223	$1,322,250

Supplemental Information
Cash paid during the years for:
Interest	$31,540	$36,392
Taxes	$89,644	$—
NON - CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as incentives	$—	$6,970
Conversion of preferred stock to common stock	$—	$100,000

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO-MED SYSTEMS, INC. (the “Company”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The FDA regulates these products. The Company is in one line of business.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Occasionally, the Company has cash held in excess of $250,000 at a single depository, which exceeds the FDIC insurance limits and is therefore uninsured.

At February 29, 2012, cash equivalents consisted of money market funds aggregated to $829,148.

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.5% to 0.65% and mature in May 2012 and February 2013.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment. Generally, tax years starting with 2008 are subject to examination by income tax authorities.

PROPERTY, EQUIPMENT, AND DEPRECIATION

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets.

STOCK-BASED COMPENSATION

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

	Fiscal Year Ended
	February 29, 2012	February 28, 2011

Net income	$815,893	$$704,085

Weighted Average Outstanding Shares:
Outstanding shares	34,250,560	36,244,542
Option shares includable	851,885	606,218
	35,102,446	36,850,760

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory, and accruals.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 29, 2012, the date on which the financial statements were issued.

REVENUE RECOGNITION

Sales of manufactured products are recorded when shipment occurs. The Company’s revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs generally are billed to customers and are included in sales. The Company does not accept return of goods shipped unless it is a Company error. The only credits provided to customers are for defective merchandise.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board that have been adopted but are not yet effective will have a material effect on the Company’s financial reporting.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever there circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of February 29, 2012 the Company does not believe that any of its assets are impaired.

NOTE 2	INVENTORY

Inventory consists of:

	February 29, 2012	February 28, 2011
Raw materials	$788,092	$443,077
Work in progress	55,067	50,902
Finished goods	324,297	174,221
	$1,167,456	$668,200

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	February 29, 2012	February 28, 2011	Estimated Useful Lives

Furniture, office equipment, and leasehold improvements	$636,159	$553,093	3-10 years
Manufacturing equipment and tooling	1,278,258	1,125,089	3-12 years
	1,914,417	1,678,182

Less: accumulated depreciation	1,415,477	1,316,822
Property and equipment, net	$498,940	$361,360

Depreciation expense was $98,655 and $60,205 for the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 4	RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the President. The lease payments aggregated $21,500 for both the years ended February 29, 2012 and February 28, 2011. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

In February 2011, the Company elected Mr. Mark Pastreich as a Director. Mr. Pastreich is a principal in the entity that owns the building leased by REPRO-MED SYSTEMS, INC. The Company is in year thirteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

NOTE 5	LONG-TERM DEBT

Long-term debt consists of the following at:

	February 29, 2012	February 28, 2011

In February 2009, the Company was granted a loan from a director of the Company for $672,663, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the director 755,000 shares of common stock at the price of $0.11 per share in June 2009 further to reduce the debt. The loan will mature in February 2021.	479,249	518,259
Other	3,551	5,480
	482,800	523,739
Less current portion	43,494	40,939
Long-term portion	$439,306	$482,800

Aggregate maturities as required on long-term debt at February 29, 2012 are:

2013	43,494
2014	45,445
2015	46,683
2016	49,562
2017	52,619
Thereafter	244,997
Total	$482,800

NOTE 6	STOCKHOLDERS’ EQUITY

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

On February 28, 2011, the Company issued 35,000 shares of stock at $0.17 per share to the property owner as incentive for building maintenance.

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

Risk free rate	2.4%
Volatility	96.16%
Expected life	1.5 years
Dividend yield	0%

The following table summarizes the Company’s stock options.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at March 1, 2011	2,150,000	$0.06	1.3
Granted	—	—	—
Exercised	(2,025,000)	$0.06	—
Forfeited or expired

Outstanding at February 29, 2012	125,000	$0.06	0.3
Exercisable at February 29, 2012	125,000	$0.06	0.3

In August 2011, the president and one director exercised stock options. Total intrinsic value of options exercised during the period ended August 31, 2011 was $400,000. The Company recorded an excess tax benefit to APIC related to share-based compensation in the amount of $136,000 at August 31, 2011.

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

At February 29, 2012 minimum future rental payments are:

Year	Minimum Rental Payments

2013	$132,504
2014	132,504
2015	132,504
2016	132,504
2017	132,504
Thereafter	265,008
$927,528

Rent expense for the years ended February 29, 2012 and February 28, 2011 aggregated $132,504.

NOTE 9	FEDERAL AND STATE INCOME TAXES

The provision for income taxes consisted of at February 29, 2012 and February 28, 2011:

	2012	2011

State income tax:
Deferred	$—	$84,210
Current	2,000	1,691
Federal income tax:
Deferred	167,004	403,133
Current, including credit to additional paid-in capital	296,287	—

Total	$465,291	$489,034

The Company had income tax carryforwards, all of which were fully utilized by February 29, 2012.

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	2012	2011

Income before tax	$1,300,573	$1,193,119
Computed expected tax	$442,195	$405,661
State tax provision	2,000	80,479
Other	21,096	2,894

Provision for taxes	$465,291	$489,034

The components of deferred tax assets (liabilities) at February 29, 2012 and February 28, 2011, respectively, are as follows:

	2012	2011

Deferred Tax Assets (Liabilities):

Net operating loss carry forward	—	$45,641

Primarily depreciation and amortization	(121,363)	—
Deferred tax assets (liabilities)	$(121,363)	$45,641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 2011 McGrail Merkel Quinn & Associates, P.C., was dismissed as REPRO-MED SYSTEMS, INC.’s (the “Company”) independent registered public accounting firm, as approved by the board of directors. McGrail Merkel Quinn & Associates, P.C.’s, report on the Company’s financial statements for the two fiscal years ended February 28, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended February 28, 2011 and 2010, as well as the interim period preceding the dismissal of McGrail Merkel Quinn & Associates, P.C., there were no disagreements or reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”) between the Company and McGrail Merkel Quinn & Associates, P.C., on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of McGrail Merkel Quinn & Associates, P.C., would have caused McGrail Merkel Quinn & Associates, P.C., to make a reference to the subject matter of the disagreement or reportable event in connection with the issuance of its audit reports.

On October 20, 2011, the Board of Directors of REPRO-MED SYSTEMS, INC., approved the engagement of Radin, Glass & Co., LLP as the Company’s independent registered public accounting firm for the year ending February 29, 2012. Radin Glass & Co., LLP’s engagement as the Company’s independent registered public accounting firm commenced on October 20, 2011.

During the years ended February 28, 2010 and February 28, 2011, and through October 20, 2011, neither the Company nor anyone on its behalf has consulted with Radin Glass & Co., LLP with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Radin Glass & Co., LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 29, 2012. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 29, 2012, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act that permits the Company to provide only management’s report in the annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

Name	Age	Position / Held Since

Andrew I. Sealfon	66	President 1980,
		Chairman 1989,
		Director 1980,
		CEO 1986

Michael R. Boscher	47	Treasurer 2012, CFO 2012

Paul Mark Baker	61	Director 1991

Remo Spagnoli	82	Director 1993

Mark Pastreich	82	Director 2011

Mr. Sealfon is deemed a “parent” and “promoter” as those terms are defined under the Securities Act of 1933 as amended.

All directors hold offices until the next annual meeting of shareholders or until their successors are elected. Executive Officers hold office at the discretion of the Board of Directors.

Mr. Sealfon co-founded REPRO-MED SYSTEMS, INC., in 1980. He is an electrical engineer and inventor and has been granted numerous United States patents. Mr. Sealfon is a graduate of Lafayette College.

Mr. Boscher, master in business administration from Durham University, United Kingdom, joined the company in 2011 as director of operations. Effective February 2012, he is Treasurer and Chief Financial Officer.

Dr. Baker earned a medical degree from Cornell University Medical College. He is a practicing pediatrician and is attending at Department of Pediatrics Horton Memorial Hospital, Middletown, New York, and attending at New York Hospital-Cornell Medical Center in New York City. Dr. Baker assisted us in the development of the RES-Q-VAC(R) Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC(R) in a letter to LANCET, a medical journal.

Mr. Spagnoli is a principal founder and past President and Chairman of CRS, Inc., Newburgh, NY, a manufacturer of proprietary inventory control and point of sale software and distributor of computer equipment.

Mr. Pastreich is a businessman, and a longtime real estate investor and broker. He has served on numerous for-profit and not-for-profit boards. Among his other various real estate holdings, he is presently a partner in Casper Creek LLC, which owns the building leased by REPRO-MED SYSTEMS, INC.

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $443,194 in salary from Repro-Med during the fiscal year ended February 29, 2012. Mr. Sealfon had been granted incentive stock options, which were issued on June 6, 2007, and were subsequently exercised per the Repro-Med Stock Option Agreement.

The officers are reimbursed for travel and other expenses incurred on behalf of REPRO-MED SYSTEMS, INC. We do not have pension or profit sharing plans.

	Summary Compensation
Name & Position	Year	Salary	Other *
Andrew I. Sealfon, President	2012	$443,194	—
	2011	$163,917	—
	2010	$155,007	—
	2009	$122,499	—
	2008	$109,347	—
	2007	$116,757	—

Michael R. Boscher, Treasurer & CFO	2012	$103,175	—

(Appointed January 9, 2012; effective February 1, 2012)

* Other compensation includes car allowance (not itemized here).

Table of aggregated options exercised in the fiscal year and option values at year-end February 2012:

Value of
			Number of	Unexercised
			Unexercised	In-the-money
	Shares		Options at	Options at
	Acquired		Year-end	Year-end
	On	Value	Exercisable/	Exercisable/
Name of Individual	Exercise	Realized	Unexercisable	Unexercisable
A. I. Sealfon
Exercisable	2,000,000	$ 400,000	0	$ 0
Unexercisable	0	$ 0	0	$ 0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 2012, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal Shareholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon*	7,267,250	21%	1
Dr. Paul Mark Baker	1,291,500	4%	2
Remo Spagnoli	1,072,381	3%	—
Mark Pastreich	176,500	1%	—
All Directors and Officers as a Group	9,807,631	28%	—

*Andrew I. Sealfon is deemed a “parent” and a “promoter” of REPRO-MED SYSTEMS, INC., as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include 690,000 shares of common stock owned by members of Mr. Sealfon’s family, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Includes beneficial shares owned by Andrea Baker.

Certain shares and/or options, which have been disclosed above, were issued to officers, directors, or 10% shareholders. The Company has reminded each of said directors to file an SEC Form 3, 4, or 5 as applicable, with respect to such stock issuances or option grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of 2012 and 2011. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2009, the Company borrowed $672,663 from a Director of the company, at 6% interest per annum. In June 2009, 755,000 shares of stock were issued to the director at $0.11 per share to reduce the debt. The remaining debt matures in February 2021.

In February 2011, the company added Mr. Mark Pastreich as a director. Mr. Pastreich is a principal in the company that owns the building leased by REPRO-MED SYSTEMS, INC. The Company is in year thirteen of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Radin, Glass & Co., LLP and McGrail Merkel Quinn & Associates, P.C., independent registered public accounting firms, for professional services rendered for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees (1)	$38,500	$48,500
Tax Returns	$10,000

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 29, 2012 and February 28, 2011, respectively. All other fees, if any, consist of aggregate fees billed for products or services provided by Radin, Glass & Co. LLP, and McGrail Merkel Quinn & Associates, P.C., independent registered public accounting firms.

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

Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Operations Statements of Stockholders’ Equity Statements of Cash Flows Notes to Financial Statements

	(2)	Financial Statement Schedules - The Financial Statement Schedules are incorporated by reference in Part II, Item 8 hereof.

	(3)	Exhibits

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3(i)	Articles of Incorporation, by reference from the Regulation and Offering Statement of REPRO-MED SYSTEMS, INC., dated November 12, 1982.

3(ii)	By-Laws, by reference from the Annual Report on Form10-K of REPRO-MED SYSTEMS, INC., for the fiscal year ended February 1987.

14.1

Acknowledgement of Receipt and Understanding of Code of Ethics for Officers, Directors, and Employees of REPRO-MED SYSTEMS, INC., and Federal Securities Law Prohibitions as to use of Insider Information

14.2	Code of Ethics for Officers, Directors, and Employees of REPRO-MED SYSTEMS, INC.

14.3	Federal Securities Law Considerations for Management of REPRO-MED SYSTEMS, INC.

31.1	Certification of the Principal Executive Officer of registrant required under Section 302of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Treasurer and Chief Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Treasurer and Chief Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended February 29, 2012), furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2012.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President

/s/ Michael R. Boscher

Michael R. Boscher, Treasurer & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2012.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, and Principal Executive Officer

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Remo Spagnoli

Remo Spagnoli, Director

/s/ Mark Pastreich

Mark Pastreich, Director