Form 10-Q
period 2012-05-31
REPRO MED SYSTEMS INC
filed 2012-07-16
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 12, 2012, 35,196,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,	February 29,
	2012	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,727,378	$1,757,223
Certificates of deposit	255,356	255,228
Accounts receivable less allowance for doubtful accounts of $19,206 and $17,718 for May 31, 2012 and February 29, 2012, respectively	736,990	884,727
Inventory	1,317,444	1,167,456
Prepaid expenses	132,172	188,902
Total Current Assets	4,169,340	4,253,536

PROPERTY & EQUIPMENT, net	581,395	498,940

OTHER ASSETS:
Patents, net of accumulated amortization of $108,736 and $107,640 at May 31, 2012 and February 29, 2012, respectively	23,417	24,513
Security deposit	30,968	28,156
Total Other Assets	54,385	52,669

TOTAL ASSETS	$4,805,120	$4,805,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	2,117	2,077
Notes payable to related parties - current portion	42,041	41,417
Deferred capital gain - current portion	22,481	22,481
Accounts payable	226,649	199,527
Accrued expenses	119,417	153,800
Accrued payroll and related taxes	25,399	41,551
Accrued tax liability	47,296	98,000
Total Current Liabilities	485,400	558,853

OTHER LIABILITIES
Note payable - less current portion	930	1,474
Note payable to related parties - less current portion	427,085	437,832
Deferred capital gain less current portion	129,275	134,895
Deferred tax liability	121,363	121,363
Total Other Liabilities	678,653	695,564
Total Liabilities	1,164,053	1,254,417

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 50,000,000 shares authorized, 37,471,667 shares issued, and 35,196,667 shares outstanding at May 31, 2012 and February 29, 2012	374,717	374,717
Additional paid-in Capital	3,263,244	3,263,244
Retained earnings	145,106	54,767
	3,783,067	3,692,728
Less: Treasury Stock, 2,275,000 shares at cost at May 31, 2012 and February 29, 2012	(142,000)	(142,000)
Total Stockholders’ Equity	3,641,067	3,550,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,805,120	$4,805,145

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31
	2012	2011

NET SALES	$1,744,165	$1,493,970

COST AND EXPENSES
Cost of goods sold	637,362	540,185
Selling, general and administrative	881,770	586,778
Research and development	38,375	12,727
Depreciation and amortization	40,537	22,319
TOTAL COSTS AND EXPENSES	1,598,044	1,162,009

NET OPERATING PROFIT	146,121	331,961

OTHER INCOME/(EXPENSES)
Gain (Loss) currency exchange	(3,013)	9,891
Interest expense	(7,207)	(8,076)
Interest and other income	1,734	5,442
TOTAL OTHER INCOME/(EXPENSES)	(8,486)	7,257

NET PROFIT BEFORE TAXES	137,635	339,218

Provision for Income Taxes	(47,296)	(141,259)

NET INCOME	$90,339	$197,959

NET INCOME PER SHARE

Basic	$—	$0.01

Diluted	$—	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	35,196,667	36,577,667

Diluted	35,287,576	37,327,204

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,339	$197,959
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,537	22,319
Deferred capital gain - building lease	(5,620)	(5,620)
Changes in operating assets and liabilities:
Decrease in accounts receivable	147,737	101,711
Increase in inventory	(149,988)	(161,954)
Decrease in prepaid expense	56,730	28,329
Decrease in deferred tax asset	—	45,641
Increase (decrease) in accounts payable	27,122	(26,483)
Increase (decrease) in accrued payroll and related taxes	(16,152)	24,126
Increase (decrease) in accrued expense	(34,383)	28,098
Increase in security deposits	(2,812)	—
Increase (decrease) in accrued tax liability	(50,704)	92,493
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,806	346,619

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(121,896)	(31,460)
Purchase of certificates of deposit	(128)	—
NET CASH USED IN INVESTING ACTIVITIES	(122,024)	(31,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable to related parties	(10,123)	(9,534)
Payments on notes payable	(504)	(469)
NET CASH USED IN FINANCING ACTIVITIES	(10,627)	(10,003)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,845)	305,156
CASH AND CASH EQUIVILENTS, BEGINNING OF PERIOD	1,757,223	1,322,250
CASH AND CASH EQUIVILENTS, END OF PERIOD	$1,727,378	$1,627,406

Supplemental Information
Cash paid during the periods for:
Interest	$7,207	$8,076
Taxes	$98,000	$3,125

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2012 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2012 and the results of operations and cash flow for the three-month periods ended May 31, 2012 and 2011.

The results of operations for the three months ended May 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 29, 2012, as filed with the Securities and Exchange Commission on Form 10-K.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through July 16, 2012, the date on which the financial statements were issued.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board that have been adopted but are not yet effective will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the president. The lease payments aggregated were $5,375 for the three-months ended May 31, 2012 and 2011. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED May 31, 2012 VS. May 31, 2011

Net sales increased 16.7% overall from $1,493,970 in the quarter ended May 31, 2011 to $1,744,165 in the quarter ended May 31, 2012. This was due in part to a substantial increase in sales of RMS High-Flo™ Subcutaneous Safety Needle Sets, quarter over quarter. Available in Europe since late February, 2011, the new RMS High-Flo Subcutaneous Needle Sets were formally introduced to the US market in September, 2011, through an advertising campaign that included trade shows, mailings and a direct sales campaign. The company’s sales of its FREEDOM60 and RMS High-Flo™ needle set product lines improved in both domestic and international markets.

Net Operating Profit was $146,121 for the quarter ended May 31, 2012 as compared to $331,961 from the same period last year. This change is attributable to the increases in cost of goods sold, a bonus and salary increase authorized by the Board of Directors for the CEO, expansion of sales and marketing staffs, additional advertising and promotions, as well as increases in research and development associated with the development of new products and product enhancements. Accordingly, net income decreased 54.4% from $197,959 to $90,339.

Selling, General and Administrative costs increased 50.3% from $586,778 in 2011 to $881,770 in 2012 primarily as the result of hiring additional staff in the sales and marketing areas, a bonus and salary increase authorized by the Board of Directors for the CEO calculated to partially reimburse him for a federal tax payment due in connection with his exercise of stock options to acquire shares of our common stock during our prior fiscal year, increased payroll and increased marketing expenses for advertising and trade shows.

Cost of goods sold increased $97,177, or 18.0%, from $540,185 to $637,362 due to an increase in sales, an expanded production payroll, and the addition of a cost differential for a night shift with related benefits. The gross profit margin remained nearly constant this quarter at 63.5% compared to 63.8% compared to the same quarter in 2011

Interest expense decreased by 10.8% to $7,207 in 2012 from $8,076 for the comparative quarter in 2011 as a result of lower interest payments on long term debt.

Research and Development expenses increased $25,648 or 201.5% from $12,727 in 2011 to $38,375 primarily due to R & D expenses incurred on new product development, primarily associated with the new RMS High-Flo Subcutaneous Needle Sets.

Depreciation and amortization expenses increased by $18,218 from $22,319 in 2011 to $40,537 in 2012 due to increased investment in capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $102,806 for the three months ended May 31, 2012 as compared with net cash provided by operations of $346,619 for the previous three months ended May 31, 2011. This change is primarily due to an increase in inventory to support the RMS High-Flo Subcutaneous Needle Set product line and lower net income for the recent quarter. As the result of improved collections, accounts receivables declined by 16.7% over the three months ended May 31, 2012 even though overall sales increased.

We continue to experience an increase in sales. With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

SUBSEQUENT EVENTS

On June 5, 2012, we announced that the results of an Active Controlled Clinical Simulated Use Study confirmed that RMS High-Flow™ Subcutaneous Needle Sets are “safety sets.” The sets’ butterfly wing closures encase needles after use and help to protect against accidental needle stick injuries, an area of concern to the medical community. The sets were renamed to RMS High-Flo™ Subcutaneous Safety Needle Sets to reflect the safety feature. This new name is used in this filing.

BRANDING AND RECOGNITION

We continue to enhance marketing effects with an expanded schedule of advertising for its product lines in appropriate industry publications on a monthly basis. The company also exhibited at several infusion and EMS trade shows in the first quarter of the fiscal year.

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

RMS HIGH-FLO™ SUBCUTANEOUS SAFETY NEEDLE SET ADDITION TO FREEDOM60® PRODUCT LINE

We received approval from the U.S. Food and Drug Administration (FDA) on May 20, 2011, for domestic marketing of our new subcutaneous needle administration set. Previously available internationally, the needle set is branded the RMS High-Flo™ Subcutaneous Safety Needle Set.

The RMS High-Flo™ Subcutaneous Safety Needle Set was developed as an improvement in performance and safety over similar devices.  Our design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. Offered in needle lengths of 4mm, 6mm, 9mm, 12mm and 14mm, the sets are available in combinations for single, double, triple, and quadruple infusions.  Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues. Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60®. We believe market pressures have moved providers to consider alternatives to expensive electronic systems especially for new subcutaneous administrations which usually cannot be done with gravity. Due to cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe. This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

IMPORTANCE OF INSURANCE REIMBURSEMENT TO FREEDOM60® SALES

In order to receive more favorable Medicare reimbursement for our FREEDOM60® Syringe Infusion System, we had submitted a formal request for a HCPCS coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (SADMERC). It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carries (DMERCs) should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater.” The new code significantly increases the reimbursement for the FREEDOM60® for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics. In June 2007, Medicare issued a letter of clarification stating in part:

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

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG is consists mostly of electrically powered infusion devices which are more costly and can create high pressures during delivery which can cause complications for the administration of IgG. However, there can be no assurance that other companies with greater resources will not enter the market with competitive products which will have an adverse effect on our sales.

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

As part of our sales efforts in the emergency medicine field, we exhibited at the EMS Today Show in Baltimore, March 5-9, 2012. This offered emergency medicine technicians, paramedics, firefighting and police professionals, and others the opportunity to test RES-Q-VAC® for themselves and helped to support the efforts of RES-Q-VAC distributors.

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

PART I – ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART I – ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures “as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluations, the Principal Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries and employment related claims.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

July 16, 2012	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President Chairman of the Board, Director, Principal Executive Officer

July 16, 2012	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer