Form 10-Q
period 2012-08-31
REPRO MED SYSTEMS INC
filed 2012-10-15
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

n/a

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

As of October 12, 2012, 36,661,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	August 31,	February 29,
	2012	2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,684,369	$1,757,223
Certificates of deposit	255,356	255,228
Accounts receivable less allowance for doubtful accounts of $21,456 and $17,718 for August 31, 2012 and February 29, 2012 respectively	962,154	884,727
Inventory	1,251,385	1,167,456
Prepaid expenses	158,369	188,902
Total Current Assets	4,311,633	4,253,536

PROPERTY & EQUIPMENT, net	845,360	498,940

OTHER ASSETS:
Patents, net of accumulated amortization of $109,838 and $107,640 at August 31, 2012 and February 29, 2012, respectively	23,315	24,513
Security deposit	30,968	28,156
Total Other Assets	54,283	52,669

TOTAL ASSETS	$5,211,276	$4,805,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$2,157	$2,077
Notes payable to related parties - current portion	42,675	41,417
Deferred capital gain - current portion	22,481	22,481
Accounts payable	112,504	199,527
Accrued expenses	107,547	153,800
Accrued payroll and related taxes	56,540	41,551
Accrued tax liability	214,092	98,000
Total Current Liabilities	557,996	558,853

OTHER LIABILITIES
Note payable - less current portion	375	1,474
Note payable to related parties - less current portion	416,175	437,832
Deferred capital gain less current portion	123,656	134,895
Deferred tax liability	121,363	121,363
Total Other Liabilities	661,569	695,564
Total Liabilities	1,219,565	1,254,417

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized and 38,936,667 and 37,471,667 shares issued; 36,661,667 and 35,196,667 shares outstanding at August 31, 2012 and February 29, 2012, respectively.	389,367	374,717
Additional paid-in capital	3,512,294	3,263,244
Retained earnings	495,750	54,767
	4,397,411	3,692,728
Less: Treasury stock, 2,275,000 shares at cost at August 31, 2012 and February 29, 2012	(142,000)	(142,000)
Deferred compensation cost	(263,700)	—
Total Stockholders’ Equity	3,991,711	3,550,728

Total Liabilities and Stockholders’ Equity	$5,211,276	$4,805,145

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31		August 31
	2012	2011	2012	2011

NET SALES	$1,951,608	$1,362,217	$3,695,773	$2,856,187

Cost and Expense
Cost of goods sold	666,235	493,064	1,303,597	1,033,249
Selling, general and administrative	663,432	656,338	1,545,202	1,243,116
Research and development	37,015	9,969	75,390	22,696
Depreciation and amortization	42,933	23,959	83,470	46,278
Total Costs and Expenses	1,409,615	1,183,330	3,007,659	2,345,339

Net Operating Profit	541,993	178,887	688,114	510,848

Other Income/(Expenses)
Gain (Loss) Currency Exchange	(3,572)	1,375	(6,585)	11,266
Interest Expense	(7,179)	(7,823)	(14,386)	(15,899)
Interest and Other Income	1,198	24,900	2,932	30,342
Total other Income/(Expense)	(9,553)	18,452	(18,039)	25,709

NET PROFIT BEFORE TAXES	532,440	197,339	670,075	536,557

Provision for Income Taxes	(181,796)	(79,266)	(229,092)	(220,525)

Net Income	$350,644	$118,073	$440,983	$316,032

NET INCOME PER SHARE
Basic	$0.01	—	$0.01	$0.01
Diluted	$0.01	—	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,546,993	36,863,808	35,371,830	36,720,738
Diluted	35,551,934	36,967,975	35,421,253	36,824,905

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$440,983	$316,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,470	46,278
Deferred capital gain - building lease	(11,239)	(11,240)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77,427)	105,238
(Increase) in inventory	(83,929)	(421,743)
Decrease in prepaid expense	30,533	7,488
Increase in security deposits	(2,812)	—
Decrease in deferred tax asset	—	18,449
Increase (decrease) in accounts payable	(87,023)	13,864
Increase in accrued payroll and related taxes	14,989	19,631
Increase (decrease) in accrued expense	(46,253)	77,791
Increase in accrued tax liability	116,092	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	377,384	171,788

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(427,692)	(88,676)
Purchase of certificates of deposit	(128)	—
Payments for patents	(1,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(428,820)	(88,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	—	121,500
Payments on note payable to related parties	(20,399)	(19,212)
Payments on notes payable	(1,019)	(946)
Excess tax benefits from share-based payments arrangements	—	202,076
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,418)	303,418

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,854)	386,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,757,223	1,322,250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,684,369	$1,708,780

Supplemental Information
Cash paid during the period for:
Interest	$14,386	$15,899
Taxes	$113,000	$3,125

Non Cash Activities
Deferred compensation cost	$263,700	$—

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE NATURE OF OPERATIONS

Repro-Med Systems, Inc. (the “Company”) designs, manufactures, and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications.  The FDA regulates these products.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of August 31, 2012 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2012 and the results of operations and cash flow for the three-month and six month periods ended August 31, 2012 and 2011.

The results of operations for the three months and six months ended August 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 29, 2012, as filed with the Securities and Exchange Commission on Form 10-K.

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares will be amortized into operations over the one to two year restriction on the shares.

INVENTORIES

Our inventory includes $349,000 of certain subassemblies which did not meet our specifications and were rejected by us and returned to the vendor for correction or replacement.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through October 15, 2012, the date on which the financial statements were issued.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board that have been adopted but are not yet effective will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the president.  The lease payments aggregated were $5,375 for the three-months ended August 31, 2012 and 2011 and $10,750 for the six months ended August 31, 2012 and August 31, 2011.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

PART I – ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain “forward-looking” statements (as such, term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made and information currently available.  Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, market acceptance of FREEDOM60®, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the marketplace of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially.  Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THREE MONTHS ENDED AUGUST 31, 2012 VS.  AUGUST 31, 2011

Net sales increased 43.3% overall from $1,362,217 in the quarter ended August 31, 2011 to $1,951,608 in the quarter ended August 31, 2012.  This was due in part to a substantial increase in sales of RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, quarter over quarter.  Available in Europe since late February, 2011, the new RMS HIgH-Flo™ Subcutaneous Safety Needle Sets were formally introduced to the US market in September 2011, through an advertising campaign that included trade shows, mailings, and a direct sales campaign.  The company’s sales of its FREEDOM60® and RMS HIgH-Flo™ needle set product lines improved in both domestic and international markets.

Net Operating Profit was $541,993 for the quarter ended August 31, 2012 as compared with $178,887 during the same period last year. This change is attributable to the increase in net sales coupled with an improvement in the gross profit margin and a low rate of increase in selling, general and administrative costs compared with 2011.  Accordingly, net income increased 197.0% from $118,073 for the quarter ended August 31, 2011 to $350,644 for the quarter ended August 31, 2012.

Selling, General and Administrative costs were nearly flat, increasing 1.1% from $656,338 in 2011 to $663,432 in 2012.  A non-recurring bonus payment to the CEO in 2011 was offset by the addition of staff in the sales and marketing areas, higher administrative expenses and increased marketing expenses for a more intensive schedule of advertising and trade shows in 2012.

Cost of goods sold increased $173,171, or 35.1%, from $493,064 to $666,235 due to an increase in sales, an expanded production payroll, and the addition of a cost differential for a night shift with related benefits.  The gross profit margin increased this quarter to 65.9% compared to 63.8% to the same quarter in 2011

Interest expense decreased by 8.2% to $7,179 in 2012 from $7,823 for the comparative quarter in 2011 as a result of lower interest payments on long-term debt.

Research and Development expenses increased $27,046 or 271.3% from $9,969 in 2011 to $37,015 primarily due to R & D expenses incurred on new product development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and research on manufacturing improvements and other new products.

Depreciation and amortization expenses increased by $18,974 from $23,959 in 2011 to $42,933 in 2012 due to increased investment in capital equipment.

SIX MONTHS ENDED AUGUST 31, 2012 VS.  AUGUST 31, 2011

Net sales increased 29.4% overall from $2,856,187 for the six month period ended August 31, 2011 to $3,695,773 in the quarter ended August 31, 2012.  This was due in part to a substantial increase in sales of RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, period over period.  Available in Europe since late February, 2011, the new RMS HIgH-Flo™ Subcutaneous Safety Needle Sets were formally introduced to the US market in September 2011, through an advertising campaign that included trade shows, mailings, and a direct sales campaign.  The company’s sales of its FREEDOM60® and RMS HIgH-Flo™ needle set product lines improved in both domestic and international markets.

Net Operating Profit was $688,114 for the six months ended August 31, 2012 as compared with $510,848 during the same period last year.  This change is attributable to the increase in net sales coupled with an improvement in the gross profit margin and non-production expenses that grew at a slower rate than sales.  Accordingly, net income increased 39.5% from $316,032 to $440,983.

Selling, General and Administrative costs increased 24.3% from $1,243,116 in 2011 to $1,545,202 in 2012.  Increased costs resulting from the addition of staff in the sales and marketing areas, higher administrative expenses and increased marketing expenses for a more intensive schedule of advertising and trade shows in 2012 were partially offset by a non-recurring bonus to the CEO paid in 2011.

Cost of goods sold increased $270,348, or 26.2%, from $1,033,249 to $1,303,597 due to an increase in sales, an expanded production payroll, and the addition of a cost differential for a night shift with related benefits.  The gross profit margin increased for the six month period ended August 31, 2012 to 64.7% compared to 63.8% from the same period in 2011.

Interest expense decreased by 9.5% to $14,386 in 2012 from $15,899 for the comparative six-month period in 2011 as a result of lower interest payments on long-term debt.

Research and Development expenses increased $52,694 or 232.2% from $22,696 in 2011 to $75,390 primarily due to R & D expenses incurred on new product development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and research on manufacturing improvements and other new products.

Depreciation and amortization expenses increased by $37,192 from $46,278 in 2011 to $83,470 in 2012 due to increased investment in capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $377,384 for the six months ended August 31, 2012 as compared with net cash provided by operations of $171,788 for the previous six months ended August 31, 2011.  This change is primarily due to an increase in net income and a lower rate of inventory growth compared with 2011.

In August, 2012 we acquired a residence adjacent to our facility for use as additional office and R&D space.  We continue to invest in new equipment and facility improvements to accommodate our sales growth.

We continue to experience an increase in sales.  With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the company’s liquidity needs for the next twelve months.

BRANDING AND RECOGNITION

We continue to enhance marketing effects with an expanded schedule of advertising for its product lines in appropriate industry publications on a monthly basis.  The company also exhibited at several infusion and EMS trade shows in the first and second quarters of the fiscal year.

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

The FREEDOM60® is popular in the treatment of Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIg).  This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route.  The FREEDOM60® is an ideal system for this administration since the patient is able to self-medicate at home.  The pump is easily configured for this application, and the FREEDOM60® is the lowest cost infusion system available in a heavily cost constrained market.  We have advertised to the IgG market that FREEDOM60® operates in “dynamic equilibrium,” that is, the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses.  This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.

We have expanded the use of the FREEDOM60® to cover antibiotics including the widely used and somewhat difficult to administer Vancomycin and beta lactams with longer infusion times.  We have also found a following for FREEDOM60® for use in treating thalassemia with the drug Desferal®.  In Europe, we found success in using the FREEDOM60® for pain control, specifically post-operative epidural pain administration.  Our European market also uses the FREEDOM60®for chemotherapy as well as subcutaneous immune globulin.

RMS HIGH-FLO™ SUBCUTANEOUS SAFETY NEEDLE SET ADDITION TO FREEDOM60® PRODUCT LINE

We received approval from the U.S. Food and Drug Administration (FDA) on May 20, 2011, for domestic marketing of our new subcutaneous needle administration set.  Previously available internationally, the needle set is branded the RMS High-Flo™ Subcutaneous Safety Needle Set.

The RMS High-Flo™ Subcutaneous Safety Needle Set was developed as an improvement in performance and safety over similar devices.  Our design permits drug flows, which are the same, or faster than those achieved with larger gauge needles currently on the market.  Offered in needle lengths of 4mm, 6mm, 9mm, 12mm and 14mm, the sets are available in combinations for single, double, triple, and quadruple infusions.  Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

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

THE MARKET FOR INFUSION PUMPS & DISPOSABLES

The ambulatory infusion market has been rapidly changing due to reimbursement issues.  Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60®.  We believe market pressures have moved providers to consider alternatives to expensive electronic systems especially for new subcutaneous administrations that usually cannot be done with gravity.  Due to cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe.  This is a low-cost option but has been associated with complications and considered by many to be a high-risk procedure. Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

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

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG is consists mostly of electrically powered infusion devices that are more costly and can create high pressures during delivery that can cause complications for the administration of IgG.  However, there can be no assurance that other companies with greater resources will not enter the market with competitive products that will have an adverse effect on our sales.

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

PART I – ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART I – ITEM 4.  CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluations, the Principal Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

October 15, 2012	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

October 15, 2012	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer