Form 10-Q/A
period 2012-08-31
REPRO MED SYSTEMS INC
filed 2012-11-07
CIK 704440

UNITED STATES

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended August 31, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS.

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101 **	Interactive Data Files of Financial Statements and Notes.

* Previously filed.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

November 7, 2012	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

November 7, 2012	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer