Form 10-Q
period 2012-11-30
REPRO MED SYSTEMS INC
filed 2013-01-14
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 14, 2013, 36,661,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,	February 29,
	2012	2012
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,682,341	$1,757,223
Certificates of deposit	255,624	255,228
Accounts receivable less allowance for doubtful accounts of $23,706 and $17,718 for November 30, 2012 and February 29, 2012 respectively	1,187,961	884,727
Inventory	1,170,220	1,167,456
Prepaid expenses	115,046	188,902
Total Current Assets	4,411,192	4,253,536
PROPERTY & EQUIPMENT, net	912,162	498,940
OTHER ASSETS:
Patents, net of accumulated amortization of $110,956 and $107,640 at November 30, 2012 and February 29, 2012, respectively	22,197	24,513
Other assets	55,969	28,156
Total Other Assets	78,166	52,669
TOTAL ASSETS	$5,401,520	$4,805,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable - current portion	$2,008	$2,077
Note payable to related parties - current portion	43,318	41,417
Deferred capital gain - current portion	22,481	22,481
Accounts payable	203,458	199,527
Accrued expenses	155,331	153,800
Accrued payroll and related taxes	32,883	41,551
Accrued tax liability	210,256	98,000
Total Current Liabilities	669,735	558,853
OTHER LIABILITIES:
Note payable - less current portion	—	1,474
Note payable to related parties - less current portion	405,102	437,832
Deferred capital gain less current portion	118,035	134,895
Deferred tax liability	121,363	121,363
Total Other Liabilities	644,500	695,564
TOTAL LIABILITIES	1,314,235	1,254,417
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized and 38,936,667 and 37,471,667 shares issued,; 36,661,667 and 35,196,667 shares outstanding at November 30, 2012 and February 29, 2012, respectively.	389,367	374,717
Additional paid-in capital	3,512,294	3,263,244
Retained earnings	551,274	54,767
	4,452,935	3,692,728
Less: Treasury stock, 2,275,000 shares at cost at November 30, 2012 and February 29, 2012	(142,000)	(142,000)
Less: Deferred compensation cost	(223,650)	—
Total Stockholders’ Equity	4,087,285	3,550,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,401,520	$4,805,145

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011

NET SALES	$2,070,409	$1,501,282	$5,766,182	$4,357,469

Cost and Expenses
Cost of goods sold	782,900	589,390	2,086,497	1,622,639
Selling, general and administrative	1,112,727	631,976	2,657,929	1,875,092
Research and development	36,062	26,606	111,452	49,302
Depreciation and amortization	51,329	27,113	134,799	73,391
Total Costs and Expenses	1,983,018	1,275,085	4,990,677	3,620,424

Net Operating Profit	87,391	226,197	775,505	737,045

Other Income/(Expenses)
Gain (Loss) Currency Exchange	1,465	1,238	(5,120)	12,504
Interest Expense	(7,105)	(8,200)	(21,491)	(24,099)
Interest and Other Income	2,730	90,181	5,662	120,523
Total Other Income/(Expense)	(2,910)	83,219	(20,949)	108,928

NET PROFIT BEFORE TAXES	84,481	309,416	754,556	845,973

Provision for Income Taxes	(28,957)	(127,169)	(258,049)	(347,694)

Net Income	$55,524	$182,247	$496,507	$498,279

NET INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,611,667	38,602,667	35,798,649	37,343,845
Diluted	36,661,667	38,698,821	35,831,717	38,446,984

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	November 30,	November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$496,507	$498,279
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred compensation cost	40,050	—
Depreciation and amortization	134,799	73,391
Deferred capital gain - building lease	(16,860)	(16,860)
Changes in operating assets and liabilities:
Increase in accounts receivable	(303,234)	(164,257)
Increase in inventory	(2,764)	(393,726)
Decrease (Increase) in prepaid expense	73,856	(29,811)
Increase in other assets	(27,813)	—
Decrease in deferred tax asset	—	80,799
Increase in accounts payable	3,931	151,638
(Decrease) Increase in accrued payroll and related taxes	(8,668)	397
Increase in accrued expense	1,531	58,464
Increase in accrued tax liability	112,256	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	503,591	258,314

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(544,705)	(203,407)
Payments for patents	(1,000)	—
Purchase of certificates of deposit	(396)	(101,533)
NET CASH USED IN INVESTING ACTIVITIES	(546,101)	(304,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	—	121,500
Payments to note payable to related parties	(30,829)	(29,038)
Payments on note payable	(1,543)	(1,433)
Excess tax benefits from share-based payment arrangements	—	198,951
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(32,372)	289,980

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,882)	243,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,757,223	1,322,250
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,682,341	$1,565,604

Supplemental Information
Cash paid during the periods for:
Interest	$21,491	$24,099
Taxes	$145,793	$67,944
Non Cash Activities
Deferred compensation cost	$263,700	$—

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2012 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2012 and the results of operations and cash flow for the three-month and nine month periods ended November 30, 2012 and 2011.

The results of operations for the three months and nine months ended November 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 29, 2012, as filed with the Securities and Exchange Commission on Form 10-K.

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to $40,050 for the three-months ended November 30, 2012.

INVENTORIES

Our inventory includes $292,000 of certain subassemblies which did not meet our specifications and were rejected by us and returned to the vendor for correction or replacement.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through January 14, 2013, the date on which the financial statements were issued.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board that have been adopted but are not yet effective will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a Company controlled by the president.  The lease payments aggregated were $5,375 for the three-months ended November 30, 2012 and 2011 and $16,125 for the nine months ended November 30, 2012 and November 30, 2011.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED NOVEMBER 30, 2012 VS. NOVEMBER 30, 2011

Net sales increased 37.9% overall from $1,501,282 in the quarter ended November 30, 2011 to $2,070,409 in the quarter ended November 30, 2012.  This was due in part to a substantial increase in sales of RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, quarter over quarter.  Available in Europe since late February, 2011, the new RMS HIgH-Flo™ Subcutaneous Safety Needle Sets were formally introduced to the US market in September, 2011, through an advertising campaign that included trade shows, mailings, and a direct sales campaign.  The company’s sales of its FREEDOM60® and RMS HIgH-Flo™ needle set product lines improved in both domestic and international markets.

Selling, General and Administrative costs increased 76.1% from $631,976 in 2011 to $1,112,727 in 2012.  This increase is attributable to a one-time bonus paid to key personnel, the hiring of a professional purchasing manager, and a significant expansion of sales and marketing, as compared to 2011.  We hired a Director of Sales & Marketing, and a Director of National Accounts to expand and solidify relationships with nationwide providers.  We expanded our advertising and attended additional trade shows to reach new markets.

Net Operating Profit was $87,391 for the quarter ended November 30, 2012 as compared with $226,197 during the same period last year. The increase in net sales coupled with an improvement in the gross profit margin was offset by increased selling, general and administrative costs compared with 2011.  In 2011, we also performed services for a third-party manufacturer that did not recur in 2012.  Accordingly, net income decreased 69.5% from $182,247 for the quarter ended November 30, 2011 to $55,524 for the quarter ended November 30, 2012.

Cost of goods sold increased $193,510 or 32.8%, from $589,390 to $782,900 due to an increase in sales, an expanded production payroll to meet increased demand, and the addition of a cost differential for a night shift with related benefits.  The gross profit margin increased this quarter to 62.2% compared to 60.7% from the same period in 2011.

Interest expense decreased by 13.4% to $7,105 in 2012 from $8,200 for the comparative quarter in 2011 as a result of lower interest payments on long-term debt.

Research and Development expenses increased $9,456 or 35.5% from $26,606 in 2011 to $36,062 primarily due to R & D expenses incurred on new product development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and research on manufacturing improvements and other new products.

Depreciation and amortization expenses increased by $24,216 from $27,113 in 2011 to $51,329 in 2012 due to increased investment in capital equipment and ERP software.

NINE MONTHS ENDED NOVEMBER 30, 2012 VS. NOVEMBER 30, 2011

Net sales increased 32.3% overall from $4,357,469 for the nine month period ended November 30, 2011 to $5,766,182 for the nine month period ended November 30, 2012.  This was due in part to a substantial increase in sales of RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, period over period.  Available in Europe since late February, 2011, the new RMS HIgH-Flo™ Subcutaneous Safety Needle Sets were formally introduced to the US market in September 2011, through an advertising campaign that included trade shows, mailings, and a direct sales campaign.  The company’s sales of its FREEDOM60® and RMS HIgH-Flo™ needle set product lines improved in both domestic and international markets.

Selling, General and Administrative costs increased 41.7% from $1,875,092 in 2011 to $2,657,929 in 2012.  This increase is attributable to a one-time bonus paid to key personnel, the hiring of a professional purchasing manager, and a significant expansion of sales and marketing, as compared to 2011.  We hired a Director of Sales & Marketing, and a Director of National Accounts to expand and solidify relationships with nationwide providers.  We expanded our advertising and attended additional trade shows to reach new markets.

Net Operating Profit was $775,505 for the nine months ended November 30, 2012 as compared with $737,045 during the same period last year.  This change is attributable to the increase in net sales coupled with an improvement in the gross profit margin, partially offset by an increase in sales, general and administrative costs.  In 2011, we also performed services for a third-party manufacturer that did not recur in 2012.  Accordingly, net income decreased .4% from $498,279 to $496,507.

Cost of goods sold increased $463,858, or 28.6%, from $1,622,639 to $2,086,497 due to an increase in sales, an expanded production payroll, and the addition of a cost differential for a night shift with related benefits.  The gross profit margin increased for the nine month period ended November 30, 2012 to 63.8% compared to 62.8% from the same period in 2011.

Interest expense decreased by 10.8% to $21,491 in 2012 from $24,099 for the comparative nine-month period in 2011 as a result of lower interest payments on long-term debt.

Research and Development expenses increased $62,150 or 126.1% from $49,302 in 2011 to $111,452 primarily due to R & D expenses incurred on new product development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and research on manufacturing improvements and other new products.

Depreciation and amortization expenses increased by $61,408 from $73,391 in 2011 to $134,799 in 2012 due to increased investment in capital equipment and ERP software.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $503,591 for the nine months ended November 30, 2012 as compared with net cash provided by operations of $258,314 for the previous nine months ended November 30, 2011.  This change is primarily due to increased sales revenues offset in part by increased SG&A costs, increases in accounts receivable, and increased purchases of property and equipment.

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

BRANDING AND RECOGNITION

We continue to enhance marketing efforts with an expanded schedule of advertising for its product lines in appropriate industry publications on a monthly basis.  The company also exhibited at several infusion and EMS trade shows in the first three quarters of the fiscal year.

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

The FREEDOM60® is popular in the treatment of Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIg).  This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route.  The FREEDOM60® is an ideal system for this administration since the patient is able to self-administer at home.  The pump is easily configured for this application, and the FREEDOM60® is the lowest cost infusion system available in a heavily cost constrained market.  We have advertised to the IgG market that FREEDOM60® operates in “dynamic equilibrium,” that is, the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses.  This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.

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

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60® or they may allow reimbursement for other infusion pumps, accessories and disposables that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

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

Not Applicable.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPRO-MED SYSTEMS, INC.

January 14, 2013	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

January 14, 2013	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer