Form 10-Q
period 2013-05-31
REPRO MED SYSTEMS INC
filed 2013-07-15
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 15, 2013, 36,661,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,	February 28,
	2013	2013
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,633,274	$1,930,321
Certificates of deposit	257,009	257,009
Accounts receivable less allowance for doubtful accounts of $19,700 and $17,450 for May 31, 2013 and February 28, 2013, respectively	943,771	1,114,847
Inventory	1,262,787	1,150,129
Prepaid expenses	177,679	180,651
Total Current Assets	4,274,520	4,632,957

PROPERTY & EQUIPMENT, net	890,176	875,986

OTHER ASSETS:
Patents, net of accumulated amortization of $112,985 and $112,090 at May 31, 2013 and February 28, 2013, respectively	25,948	22,913
Other	60,369	60,369
Total Other Assets	86,317	83,282

TOTAL ASSETS	$5,251,013	$5,592,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$—	$1,474
Notes payable to related parties - current portion	—	43,971
Deferred capital gain - current portion	22,481	22,481
Accounts payable	196,808	110,358
Accrued expenses	140,754	169,790
Accrued payroll and related taxes	20,254	50,195
Accrued tax liability	88,802	127,090
Total Current Liabilities	469,099	525,359

OTHER LIABILITIES
Note payable to related parties - less current portion	—	393,861
Deferred capital gain less current portion	106,794	112,414
Deferred tax liability	204,000	204,000
Total Other Liabilities	310,794	710,275
Total Liabilities	779,893	1,235,634

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 38,936,667 shares issued, and 36,661,667 shares outstanding	389,367	389,367
Additional paid-in capital	3,512,294	3,512,294
Retained earnings	853,884	780,530
	4,755,545	4,682,191
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Less: Deferred compensation cost	(142,425)	(183,600)
Total Stockholders’ Equity	4,471,120	4,356,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,251,013	$5,592,225

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31
	2013	2012

NET SALES	$1,876,386	$1,744,165

COST AND EXPENSES
Cost of goods sold	707,437	637,362
Selling, general and administrative	951,159	881,770
Research and development	37,754	38,375
Depreciation and amortization	54,937	40,537
TOTAL COSTS AND EXPENSES	1,751,287	1,598,044

NET OPERATING PROFIT	125,099	146,121

OTHER INCOME/(EXPENSES)
Gain (Loss) currency exchange	(11,062)	(3,013)
Interest expense	(4,447)	(7,207)
Interest and other income	2,051	1,734
TOTAL OTHER EXPENSES	(13,458)	(8,486)

NET PROFIT BEFORE TAXES	111,641	137,635

Provision for Income Taxes	(38,287)	(47,296)

NET INCOME	$73,354	$90,339

NET INCOME PER SHARE

Basic	$—	$—

Diluted	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	36,661,667	35,196,667

Diluted	36,661,667	35,287,576

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,354	$90,339
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	41,175	—
Depreciation and amortization	54,937	40,537
Deferred capital gain - building lease	(5,620)	(5,620)
Changes in operating assets and liabilities:
Decrease in accounts receivable	171,076	147,737
Increase in inventory	(112,658)	(149,988)
Decrease in prepaid expense	2,972	56,730
Increase in accounts payable	86,450	27,122
Decrease in accrued payroll and related taxes	(29,941)	(16,152)
Decrease in accrued expense	(29,036)	(34,383)
Increase in security deposits	—	(2,812)
Decrease in accrued tax liability	(38,288)	(50,704)
NET CASH PROVIDED BY OPERATING ACTIVITIES	214,421	102,806

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(68,232)	(121,896)
Payments for patents	(3,930)	—
Purchase of certificates of deposit	—	(128)
NET CASH USED IN INVESTING ACTIVITIES	(72,162)	(122,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable to related parties	(437,832)	(10,123)
Payments on notes payable	(1,474)	(504)
NET CASH USED IN FINANCING ACTIVITIES	(439,306)	(10,627)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(297,047)	(29,845)
CASH AND CASH EQUIVILENTS, BEGINNING OF PERIOD	1,930,321	1,757,223
CASH AND CASH EQUIVILENTS, END OF PERIOD	$1,633,274	$1,727,378

Supplemental Information
Cash paid during the periods for:
Interest	$4,447	$7,207
Taxes	$76,575	$98,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2013 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2013 and the results of operations and cash flow for the three-month periods ended May 31, 2013 and 2012.

The results of operations for the three months ended May 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2013, as filed with the Securities and Exchange Commission on Form 10-K.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through July 15, 2013, the date on which the financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board but are not yet effective will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president. The lease payments aggregated were $5,375 for the three-months ended May 31, 2013 and 2012. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED May 31, 2013 VS. May 31, 2012

Net sales increased 7.6% overall from $1,744,165 in the quarter ended May 31, 2012 to $1,876,386 in the quarter ended May 31, 2013. This was due in part to an increase in sales of the FREEDOM60® Syringe Infusion Pump and tubing, and an increase in RMS High-Flo™ Subcutaneous Safety Needle Sets sales, quarter over quarter. Available in Europe since late February 2011, the new RMS High-Flo™ Subcutaneous Safety Needle Sets were formally introduced in the US market in September 2011, through an advertising campaign that included trade shows, mailings and a direct sales campaign.  These efforts have continued.  Sales of the RMS High-Flo™ Subcutaneous Safety Needle Sets improved in both domestic and international markets.

Net Operating Profit was $125,099 for the quarter ended May 31, 2013 as compared to $146,121 from the same period last year. This change is attributable to increases in cost of goods sold, amortization of costs associated with a restricted stock grant program for key personnel authorized by the board in August 2012, expansion of sales and marketing staffs, additional advertising and promotions, legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and the 2.3% medical device excise tax imposed by US Public Law 111-148, The Patient Protection and Affordable Care Act (PPACA). Net income, which was also adversely affected by changes in the Euro exchange rate, decreased 18.8% from $90,339 to $73,354.

Selling, General and Administrative costs increased 7.9% from $881,770 in 2012 to $951,159 in 2013 primarily as the result of amortization of costs associated with the restricted stock grant program for key employees authorized by the Board of Directors in August 2012, expansion of sales and marketing staffs, legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and increased marketing expenses for advertising and trade shows.

Cost of goods sold increased $70,075, or 11.0%, from $637,362 to $707,437 due to an increase in sales, higher benefit costs, and the medical device tax imposed by PPACA. The gross profit margin declined this quarter to 62.3% compared to 63.5% for the comparative quarter in 2012, primarily due to the medical device tax which was imposed effective January 1, 2013.

Interest expense decreased by 38.3% to $4,447 in 2013 from $7,207 for the comparative quarter in 2012 as a result of retirement of long-term debt.

Research and Development expenses decreased $621 or 1.6% from $38,375 in 2012 to $37,754 as we held investment in that area constant.

Depreciation and amortization expenses increased by $14,400 from $40,537 in 2012 to $54,937 in 2013 due to increased investment in capital assets.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $214,421 for the three months ended May 31, 2013 as compared with net cash provided by operations of $102,806 for the previous three months ended May 31, 2012. This change is primarily due to a decrease in accounts receivables and amortization of stock awarded under the restricted stock grant program for key personnel authorized by the Board of Directors in August 2012. As the result of improved collections, accounts receivables declined by 15.3% compared with the three months ended May 31, 2012, even though overall sales increased.

Net cash decreased by $297,047 as a result of a decision to pay off a note to a related party.  In the current interest rate environment, we believe that retiring higher interest debt is a more efficient use of funds than keeping them in low-yield accounts or certificates of deposit.

We continue to experience increases in sales. With these increases and the capital we currently have at the end of this period, we will continue to meet or exceed the Company’s liquidity needs for the next twelve months.

BRANDING AND RECOGNITION

We continue to enhance marketing effects with an expanded schedule of advertising for our product lines in appropriate industry publications on a monthly basis. The Company also exhibited at several infusion and EMS trade shows in the first quarter of the fiscal year.

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

The FDA cleared a 510(k) on May 6, 2013, for enhancements to the RMS Subcutaneous Safety Needle Sets which included formally recognizing our clinical studies to support the safety needle set claim, additional lengths of 4mm and 14mm, use for greater than 24 hours, non-pyrogenic claims, the use of up to eight sites, and the 24 gauge needle.

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

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG consists mostly of electrically powered infusion devices which are more costly and can create high pressures during delivery which can cause complications for the administration of IgG. However, there can be no assurance that other companies with greater resources will not enter the market with competitive products which will have an adverse effect on our sales.

In expanded uses beyond SCIg, competition for FREEDOM60® would come from gravity bags and elastomeric pumps in addition to electric/electronic pumps.

There is the potential for new drugs or combinations to enter the market, such as using Hyaluronidase which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the FREEDOM60®. We believe the principle behind the FREEDOM60® is ideal for any new drugs or combinations, but there can be no assurance that these will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60®, or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

We have become aware of a new mechanical pump entry on the market which we do not believe to have FDA approval.  The new pump uses a prior design of a simple coil spring which does not create a constant pressure and which had been removed from the market several years ago. The company offering this product is also representing that it is capable of manufacturing lower cost accessories which can be used with the FREEDOM60®. We have issued Safety Bulletins to all customers advising them that any non-RMS product used on our FREEDOM60® Systems may be unsafe, can create a health risk to the patient, including death, and would void the warranty of the pump.

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

Recent concerns are for diseases that are easily transmitted by small aerosolized droplets such as Asian Bird Flu, Swine Flu, and resistant tuberculosis. Additional concerns are hepatitis and HIV, among others.

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

Respiratory - in-home care, long-term care, situations requiring frequent suctioning such as cystic fibrosis patients, patients with swallowing disorders, the elderly, patients on ventilators and with tracheostomies all benefit from the portability, cost and performance of RES-Q-VAC®. In hospitals, RES-Q-VAC® provides emergency backup due to power loss or breakdown of the wall suction system.

Hospital Use - for crash carts, emergency rooms, patients in isolation, patient transport (e.g., from ICU to Radiology) and respiratory backup, RES-Q-VAC® is available sterile with Full Stop Protection® for the ultimate in performance and to meet all appropriate OSHA regulations and CDC guidelines for treating patients. Hospitals are required under the EMTALA regulations to provide emergency treatment to patients anywhere in the primary facility and up to 250 yards away. The RES-Q-VAC® ensures full compliance with these regulations and helps minimize unfavorable outcomes and, therefore, potential lawsuits. We provide special hospital kits, which are fully stocked to meet all hospital applications for both adult and pediatric.

Nursing Homes, Hospice, Sub-acute - we provide special configurations for dining and other areas, and portable suctioning for outside events and travel. Chronic suction can be accommodated with RES-Q-VAC®, which can be left by the bedside for immediate use during critical times.

Dental Applications - we offer a version of the RES-Q-VAC®, called DENTAL-EVAC™, which addresses the needs of oral surgeons for emergency backup suction during a procedure. DENTAL-EVAC™ is supplied with the dental suction attachments such as saliva ejector and high volume evacuator.

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

As part of our sales efforts in the emergency medicine field, we exhibited at the EMS Today Show in Washington, DC, March 7-9, 2013. This offered emergency medicine technicians, paramedics, firefighting and police professionals, and others the opportunity to test RES-Q-VAC® for themselves and helped to support the efforts of RES-Q-VAC distributors.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPRO-MED SYSTEMS, INC.

July 15, 2013	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

July 15, 2013	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer