Form 10-Q
period 2013-11-30
REPRO MED SYSTEMS INC
filed 2014-01-14
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

As of January 14, 2014, 36,661,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,	February 28,
	2013	2013
	Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,921,439	$1,930,321
Certificates of deposit	258,240	257,009
Accounts receivable less allowance for doubtful accounts of $24,200 and $17,450 for November 30, 2013 and February 28, 2013, respectively	1,278,330	1,114,847
Inventory	956,008	1,150,129
Prepaid expenses	253,113	180,651
Total Current Assets	4,667,130	4,632,957
PROPERTY & EQUIPMENT, net	855,073	875,986
OTHER ASSETS
Patents, net of accumulated amortization of $114,775 and $112,090 at November 30, 2013 and February 28, 2013, respectively	40,767	22,913
Other	31,053	60,369
Total Other Assets	71,820	83,282
TOTAL ASSETS	$5,594,023	$5,592,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$—	$1,474
Note payable to related parties - current portion	—	43,971
Deferred capital gain - current portion	22,481	22,481
Accounts payable	206,416	110,358
Accrued expenses	218,300	169,790
Accrued payroll and related taxes	22,100	50,195
Accrued tax liability	36,587	127,090
Total Current Liabilities	505,884	525,359
OTHER LIABILITIES
Note payable to related parties - less current portion	—	393,861
Deferred capital gain - less current portion	95,556	112,414
Deferred tax liability	204,000	204,000
Total Other Liabilities	299,556	710,275
TOTAL LIABILITIES	805,440	1,235,634
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 38,936,667 shares issued, and 36,661,667 shares outstanding	389,367	389,367
Additional paid-in capital	3,512,294	3,512,294
Retained earnings	1,106,547	780,530
	5,008,208	4,682,191
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Less: Deferred compensation cost	(77,625)	(183,600)
TOTAL STOCKHOLDERS’ EQUITY	4,788,583	4,356,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,594,023	$5,592,225

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2013	2012	2013	2012

NET SALES	$2,179,921	$2,070,409	$6,064,265	$5,766,182

Cost and Expenses
Cost of goods sold	854,734	782,900	2,370,062	2,086,497
Selling, general and administrative	975,731	1,112,727	2,890,679	2,657,929
Research and development	50,864	36,062	131,734	111,452
Depreciation and amortization	57,979	51,329	170,506	134,799
Total Costs and Expenses	1,939,308	1,983,018	5,562,981	4,990,677

Net Operating Profit	240,613	87,391	501,284	775,505

Other Income/(Expenses)
Gain (Loss) Currency Exchange	3,910	1,465	(7,080)	(5,120)
Interest Expense	—	(7,105)	(4,547)	(21,491)
Interest and Other Income	1,166	2,730	5,612	5,662
Total Other Income/(Expense)	5,076	(2,910)	(6,015)	(20,949)

NET PROFIT BEFORE TAXES	245,689	84,481	495,269	754,556

Provision for Income Taxes	(83,735)	(28,957)	(169,252)	(258,049)

Net Income	$161,954	$55,524	$326,017	$496,507

NET INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,661,667	36,611,667	36,661,667	35,798,649
Diluted	36,661,667	36,661,667	36,661,667	35,831,717

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	November 30,	November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$326,017	$496,507
Adjustments to reconcile net income to net cash from operating activities:
Amortization of deferred compensation cost	105,975	40,050
Depreciation and amortization	170,506	134,799
Deferred capital gain - building lease	(16,858)	(16,860)
Changes in operating assets and liabilities:
Increase in accounts receivable	(163,483)	(303,234)
Decrease (Increase) in inventory	194,121	(2,764)
Decrease (Increase) in prepaid expense	(72,462)	73,856
Decrease (Increase) in other assets	29,316	(27,813)
Increase in accounts payable	96,058	3,931
Decrease in accrued payroll and related taxes	(28,095)	(8,668)
Increase in accrued expense	48,510	1,531
(Decrease) Increase in accrued tax liability	(90,503)	112,256
NET CASH PROVIDED BY OPERATING ACTIVITIES	599,102	503,591

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(146,908)	(544,705)
Payments for patents	(20,539)	(1,000)
Purchase of certificates of deposit	(1,231)	(396)
NET CASH USED IN INVESTING ACTIVITIES	(168,678)	(546,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	(437,832)	(30,829)
Payments on note payable	(1,474)	(1,543)
NET CASH USED IN FINANCING ACTIVITIES	(439,306)	(32,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,882)	(74,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,930,321	1,757,223
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,921,439	$1,682,341

Supplemental Information
Cash paid during the periods for
Interest	$4,547	$21,491
Taxes	$260,773	$145,793

Non Cash Activities
Deferred compensation cost	$—	$263,700

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE NATURE OF OPERATIONS

Repro-Med Systems, Inc. (the “Company”) designs, manufactures, and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications.  The FDA regulates these products.  We use the d/b/a (doing business as) name RMS Medical Products, and incorporate RMS part of the branding of some products.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2013 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2013 and the results of operations and cash flow for the three-month and nine month periods ended November 30, 2013 and 2012.

The results of operations for the three months and nine months ended November 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2013, as filed with the Securities and Exchange Commission on Form 10-K.

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to $25,875 and $105,975 for the three-months and nine-months ended November 30, 2013, respectively.  Amortization amounted to $40,050 for the three-months and nine-months ended November 30, 2012.

INVENTORIES

Our inventory includes $208,000 of certain subassemblies which did not meet our specifications and were rejected by us and returned to the vendor for rework.

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

LEGAL PROCEEDINGS

The Company previously commenced a declaratory judgment action to establish the invalidity of any claim that our needle sets infringe a patent of a competitor. The defendant has recently answered the complaint and asserted various counterclaims that the Company believes are without merit. Such claims are currently being reviewed by legal counsel.  The Company subsequently added claims against the defendant to show that the defendant has engaged in various unfair business practices.  The parties are presently scheduling the case and will begin the fact discovery process.

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through January 14, 2014, the date on which the financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in the financial statements.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board, but which are not yet effective, will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 for the three-months ended November 30, 2013 and 2012 and $16,125 for the nine months ended November 30, 2013 and November 30, 2012.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED NOVEMBER 30, 2013 VS. NOVEMBER 30, 2012

Net sales increased 5.3% overall from $2,070,409 in the quarter ended November 30, 2012 to $2,179,921 in the quarter ended November 30, 2013.    Although revenues have continued to increase, this was partially offset by the effect of lower prices that were the result of an accelerating shift from direct sales to a distributor-driven model to meet customer preferences and expand potential markets, and from introductory discounts to place our needle sets in new markets.  Unit volume growth also slowed, which may be the result of reimbursement uncertainty from the implementation of the Affordable Care Act, market share saturation and increased competition.  Sales of our needle set line increased substantially and we continue to actively pursue new customer contracts for the HIgH Flo™ Subcutaneous Safety Needle Sets.

Selling, General and Administrative costs decreased 12.3% from $1,112,727 in 2012 to $975,731 in 2013 primarily due to the non-recurrence of bonuses paid to certain employees and officers in 2012 as part of the employee stock awards program, a nearly flat payroll and lower trade show expenses, partially offset by legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and increased marketing expenses for advertising and travel.

Net Operating Profit was $240,613 for the quarter ended November 30, 2013 as compared with $87,391 during the same period last year. This change is attributable the non-recurrence of bonuses paid to certain employees and officers in 2012 as part of the employee stock awards program and lower trade show expenses, partially off by increases in cost of goods sold, additional advertising and promotions, expansion of sales and marketing efforts, legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and the 2.3% medical device excise tax imposed by US Public Law 111-148, The Patient Protection and Affordable Care Act (PPACA).   Accordingly, net income increased 192% from $55,524 for the quarter ended November 30, 2012 to $161,954 for the quarter ended November 30, 2013.

Cost of goods sold increased $71,834 or 9.2%, from $782,900 to $854,734 due to an increase in sales, higher benefit costs, and the medical device tax imposed by PPACA.  The gross profit margin decreased this quarter to 60.8% compared to 62.2% from the same period in 2012 due to the medical device tax which was imposed effective January 1, 2013 and price changes due to a shift in distribution channels.

Interest expense decreased by 100% to $0 in 2013 from $7,105 for the comparative quarter in 2012 as a result of as a result of retirement of some long-term debt.

Research and Development expenses increased $14,802 or 41% from $36,062 in 2012 to $50,864 primarily due to R & D expenses incurred on new product development associated with development of new products and enhancements to existing product lines.

Depreciation and amortization expenses increased by $6,650 from $51,329 in 2012 to $57,979 in 2013 due to increased investment in capital assets.

NINE MONTHS ENDED NOVEMBER 30, 2013 VS. NOVEMBER 30, 2012

Net sales increased 5.2% overall from $5,766,182 for the nine month period ended November 30, 2012 to $6,064,265 for the nine month period ended November 30, 2013.  The Company’s sales improved in both domestic and international markets.  Although revenues have continued to increase, this was partially offset by the effect of lower prices that were the result of an accelerating shift from direct sales to a distributor-driven model to meet customer preferences and expand potential markets, and from introductory discounts to place our needle sets in new markets.  Unit volume growth also slowed, which may be the result of reimbursement uncertainty from the implementation of the Affordable Care Act, market share saturation and increased competition.  Sales of our needle set line increased substantially period-over-period and we continue to actively pursue new customer contracts for the HIgH-Flo™ Subcutaneous Safety Needle Sets.

Selling, General and Administrative costs increased 8.8% from $2,657,929 in 2012 to $2,890,679 in 2013  primarily as the result of amortization of costs associated with the restricted stock grant program for key employees authorized by the Board of Directors in July 2012, expansion of sales and marketing efforts, legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and increased marketing expenses for advertising and promotions, partially offset by the non-recurrence of bonuses paid to certain employees and officers in the third quarter of 2012 as part of the employee stock awards program.

Net Operating Profit was $501,284 for the nine months ended November 30, 2013 as compared with $775,505 during the same period last year.  This change is attributable to increases in cost of goods sold, amortization of costs associated with a restricted stock grant program for key personnel authorized by the board in July 2012, expansion of sales and marketing staffs, additional advertising and promotions, legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, and the 2.3% medical device excise tax imposed by US Public Law 111-148, The Patient Protection and Affordable Care Act (PPACA).  Accordingly, net income decreased 34.3% from $496,507 to $326,017.

Cost of goods sold increased $283,565, or 13.6%, from $2,086,497 to $2,370,062 due to an increase in sales, higher benefit costs, and the medical device tax imposed by PPACA.  The gross profit margin decreased for the nine month period ended November 30, 2013 to 60.9% compared to 63.8% from the same period in 2012 due, in part, to the medical device tax which was imposed effective January 1, 2013, and price changes due to a shift in distribution channels.

Interest expense decreased by 78.8% to $4,547 in 2013 from $21,491 for the comparative nine-month period in 2012 as a result of retirement of some long-term debt.

Research and Development expenses increased $20,282 or 18.2% from $111,452 in 2012 to $131,734 in 2013 primarily due to R & D expenses incurred on new product development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and research on manufacturing improvements and development of new products and enhancements to existing product lines.

Depreciation and amortization expenses increased by $35,707 from $134,799 in 2012 to $170,506 in 2013 due to increased investment in capital assets.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided by Operations was $559,102 for the nine months ended November 30, 2013 as compared with net cash provided by operations of $503,591 for the nine months ended November 30, 2012.  This change is primarily due to increased sales revenues offset in part by increased SG&A costs, and increases in accounts receivable and prepaid expenses.

Cash balances declined slightly because the Company paid off a note to a related party in May, 2013.  In the current interest rate environment, we believe that retiring higher interest debt is a more effective use of funds than keeping them in low-yield accounts or certificates of deposit.

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

FREEDOM60®

The FREEDOM60® Syringe Infusion Pump is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60® is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole.  For the infusion professional, FREEDOM60® delivers accurate infusion rates and uniform flow profiles providing consistent transfer of medication.

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

On June 5, 2012, we announced that the results of an Active Controlled Clinical Simulated Use Study confirmed that RMS HIgH-Flo™ Subcutaneous Needle Sets are “safety sets.”  The sets’ butterfly wing closures encase needles after use and help to protect against accidental needle stick injuries, an area of concern to the medical community.  The sets were renamed to RMS HIgH-Flo™ Subcutaneous Safety Needle Sets to reflect the safety feature.

The FDA cleared a 510(k) on May 6, 2013, for enhancements to the RMS Subcutaneous Safety Needle Sets which included formally recognizing our clinical studies to support the safety needle set claim, additional lengths of 4mm and 14mm, use for greater than 24 hours, non-pyrogenic claims, the use of up to eight sites, and the 24 gauge needle.

The RMS HIgH-Flo™ Subcutaneous Safety Needle Set was developed as an improvement in performance and safety over similar devices.  Our design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. Offered in needle lengths of 4mm, 6mm, 9mm, 12mm and 14mm, the sets are available in combinations for single, double, triple, and quadruple, penta and hexa infusions.  Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

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

We continue actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and several regional distributors in the respiratory market.  We also work with national and regional distributors who are well represented in the hospital respiratory market.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries and employment related claims.

The Company previously commenced a declaratory judgment action to establish the invalidity of any claim that our needle sets infringe a patent of a competitor. The defendant has recently answered the complaint and asserted various counterclaims that the Company believes are without merit. Such claims are currently being reviewed by legal counsel.  The Company subsequently added claims against the defendant to show that the defendant has engaged in various unfair business practices.  The parties are presently scheduling the case and will begin the fact discovery process.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

3.1	Articles of Incorporation dated March 7, 1980; as amended September 18, 1980; October 12, 1982; November 11, 1986 and November 17, 1987.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO-MED SYSTEMS, INC.

January 14, 2014	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

January 14, 2014	/s/ Michael R. Boscher
Michael R. Boscher, Treasurer and Chief Financial Officer