Form 10-K
period 2014-02-28
REPRO MED SYSTEMS INC
filed 2014-05-29
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	FEBRUARY 28, 2014

Commission File Number	0-12305

REPRO-MED SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	13-3044880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 CARPENTER ROAD, CHESTER, NY	10918
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(845) 469-2042

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of August 31, 2013, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $5,707,548.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value was 36,661,667 at May 29, 2014, which excludes 2,275,000 shares of Treasury Stock.

REPRO-MED SYSTEMS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

BUSINESS OF REGISTRANT

REPRO-MED SYSTEMS, INC., (“REPRO-MED,” or “RMS Medical Products” or the “Company”), was incorporated in the State of New York in March of 1980.  We design, manufacture, and market proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The FDA regulates these products.  Our development and marketing focus is primarily concentrated on the FREEDOM60® Syringe Infusion System and accessories, RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and the RES-Q-VAC® Portable Medical Suction System.

CORPORATE HISTORY

REPRO-MED SYSTEMS, INC., was incorporated under the laws of the State of New York in March 1980. The corporate offices are located at 24 Carpenter Road, Chester, New York 10918. The telephone number is 845-469-2042, the fax is 845-469-5518, and the Internet site is www.rmsmedicalproducts.com.

PRODUCTS

FREEDOM60® SYRINGE INFUSION SYSTEM

The FREEDOM60® Syringe Pump uses an innovative “engine” to create a constant pressure drive system which we believe results in substantially greater safety, reliability, reduced discomfort for subcutaneous applications, and an overall higher quality infusion than other devices on the market - all at a lower cost. The basic drive mechanism used in the FREEDOM60® represents the first of a line of products which we intend to develop to broaden the product applications and appeal.

FREEDOM60® uses precision rate-controlled tubing with standard slide clamp and luer-lock connector on the patient end. Our patented luer disc connector ensures that only the Company’s FREEDOM60® tubing sets will function with the pump. Non-conforming tubing sets, without the patented disc connector, are ejected from the pump to prevent the danger of an overdose or runaway pump from injuring the patient. We are achieving our objective of building a product franchise with FREEDOM60® and the sale of patented disposable tubing sets.

Our proprietary technology employed in the FREEDOM60® uses constant pressure to administer drugs. FREEDOM60® avoids an important problem faced by electronic pumps currently on the market, which employ constant flow mechanisms that result in potentially dangerous, high pressure placed on indwelling catheters or under the skin. In order to protect the patients, these pumps must contain an overpressure sensor to shut the pump off when a potentially threatening pressure is detected. Some of these electronic pumps generate extremely high pressures exceeding 60psi before the overpressure system will activate. Also with these systems, the alarm can falsely trigger halting administration until a health professional can verify that the infusion is, in fact, safe and the pump may be reactivated. In either case, the patient is at risk from damaging pressures or not receiving the medication required.

Other unsafe conditions of conventional equipment include: runaway administrations, overdose due to programming errors or pump failure, and overpressure resulting in burst blood vessels or failed internal access devices. We believe that the increasing sales of pumps and tubing sets for the FREEDOM60® demonstrate that the FREEDOM60® eliminates these potential outcomes and ensures a safe, constant, controlled infusion. Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60® design maintains a safe constant pressure and thereby automatically reduces the flow rate as required, a process we refer to as “dynamic equilibrium,” if any problems of administration occur.

The FREEDOM60® Syringe Infusion Pump is designed for ambulatory medication infusions. Ambulatory infusion pumps are most prevalent in the home care market although we believe there is potential in the hospital setting as well. Other potential applications for the FREEDOM60® include pain control, the infusion of specialized drugs such as IgG, and chemotherapy. The home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $11 billion in revenue annually*. With insurance reimbursement in a severe decline, there is a tremendous need for a low-cost, effective alternative to electronic and expensive disposable IV administration devices for home care. The FREEDOM60® provides a high-quality delivery to the patient at costs comparable to gravity-driven infusions and is targeted for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required.

*Ref: www.nhia.org/faqs.cfm and http://www.gao.gov/new.items/d10426.pdf

For the home care patient, FREEDOM60® is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole. For the infusion professional, FREEDOM60® delivers accurate infusion rates and uniform flow profiles providing consistent transfer of medication. The FDA approved a Form 510(k) Pre-market Notification for initial design of the FREEDOM60® as a Class II device in August 1994.

We have expanded the use of the FREEDOM60® to cover most antibiotics including the widely used and somewhat difficult to administer Vancomycin. We have also found a following for FREEDOM60® for use in treating thalassemia with the drug Desferal®. In Europe, we found success in using the FREEDOM60® for pain control, specifically post-operative epidural pain administration. Our European market also uses the FREEDOM60® for chemotherapy and subcutaneous immune globulin.

The FREEDOM60® use for Primary Immune Deficiency by injecting immune globulin (IgG) under the skin as a subcutaneous administration (SCIG) has continued to increase during the past year. This method has provided patients with vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route. The FREEDOM60® is an ideal system for this administration since the patient is able to self-medicate at home, the pump is easily configured for this application, and the FREEDOM60® is the lowest cost infusion system available in a heavily cost constrained market. We have begun to promote one of the main benefits of the FREEDOM60® for use with IgG, which is that it operates in “dynamic equilibrium”; that is the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses. This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster and more comfortable administration with fewer side effects for these patients.

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

ECONOMIC BENEFITS OF FREEDOM60® PUMP AND DISPOSABLE SALES

We have shipped approximately 34,300 pumps since March 2000 including approximately 6,300 pumps in the last year. We sell directly to health care providers in the US, and to distributors in both the domestic and foreign markets. The FREEDOM60® pump is designed for a minimum use of 4,000 times which at our list price is amortized at $.16 per use.

We estimate that each FREEDOM60® pump, when used for immune globulin administration, uses an average of four to six tubing sets per month per patient. Antibiotics may be administered much more frequently, occasionally up to four times per day. In some cases, a tubing set may be used for as long as 72 hours. We estimate tubing set usage for antibiotics to be as much as 10 sets per month per patient.

The pump has a minimum expected life of 4,000 operations. Thus, if the pump is operated up to four times per day as for some administrations of antibiotics, anticipated pump life may be more than six and one-half years. For immune globulin applications, an expected use of four to five times per month results in an anticipated life span of decades for the FREEDOM60® pump.

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG includes electrically powered infusion devices, which are more costly and can create high pressures during delivery, which can cause complications for the administration of IgG. However, there can be no assurance that other companies, including those with greater resources will not enter the market with competitive products, which will have an adverse effect on our sales.

There is the potential for new drugs to enter the market, containing products such as Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the FREEDOM60®. We believe the FREEDOM60® is ideal for all these new drug combinations, but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60®, or that their policy regarding reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly will not change, which could adversely affect our sales into this market.

There is a mechanical pump, manufactured by a competitor, which we do not believe to have FDA clearance.  The new pump uses a prior design of a simple coil spring which does not create a constant pressure and which had been removed from the market several years ago. The competitor offering this product is also representing that it is capable of manufacturing lower cost accessories which can be used with the FREEDOM60®. We have issued Safety Bulletins to all customers advising them that any non-RMS product used on our FREEDOM60® Systems may be unsafe, can create a health risk to the patient, including death and would void the warranty of the pump.  We are currently involved in legal proceedings with such competitor involving various claims and counter-claims (see Item 3 – Legal Proceedings).

NEW DRUG AVAILABILITY FOR USE ON FREEDOM60®

During January 2010, a new subcutaneous immune globulin called Hizentra® with a greater concentration was approved by the FDA. We have performed significant testing of the drug with the FREEDOM60®, and a photo of the FREEDOM60® is included in the drug’s package insert. We believe that Hizentra® will continue to create additional opportunities for the FREEDOM60® system for our fiscal year ending 2015. There are also other IgG drugs being introduced into the market, which may expand the market for the FREEDOM60® and its accessories.

RMS HIGH-FLO™ SUBCUTANEOUS SAFETY NEEDLE SETS

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

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC® Portable Medical Suction System is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC® pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospital crash carts and wherever portable aspiration is a necessity, including backup support for powered suction systems. The Full Stop Protection® filter (FSP) and disposable features of the RES-Q-VAC® reduce the risk of exposing the health professional to HIV or SARS when suctioning a patient or during post treatment cleanup. All of the parts that connect to the pump are disposable.

Since the RES-Q-VAC’s initial introduction, we have updated its features to include the FSP filter, pediatric connectors, graduated canisters, additional adult catheters, and a convenient carry pouch. It is also available with a flexible, portable LED white light source, which is attached to the top of the canister system and provides illumination for the medical professional during nighttime or low light conditions.

A critical component and significant advantage of the RES-Q-VAC® system is our Full Stop Protection® filter, a patented filtering system that both prevents leakage and overflow of the aspirated fluids, even at full capacity, and traps virtually all air- and fluid-borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination.  Full Stop Protection meets the requirement of the Occupational Safety and Health Administration ‘Occupational Exposure to Bloodborne Pathogens’ CFR29 1910.1030. The Company has received a letter from OSHA confirming that the RES-Q-VAC® with Full Stop Protection® falls under the engineering controls of the Bloodborne Pathogen regulation and that the product’s use would fulfill the regulatory requirements.

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

Military Applications -due to its light weight, portability, and rapid deployment, we believe that the RES-Q-VAC® is ideal for any military situation. In addition, exposure to chemical weapons of mass destruction such as Sarin is best treated by rapid, aggressive, and repeated suctioning. We believe that the RES-Q-VAC®’s compact size, powerful pump, and full protection of the user from any contamination, gives us a competitive edge in this market.

We are actively pursuing a direct sales effort into the hospital market and continue our effort into nursing homes working with direct sales and several regional distributors in the respiratory market. We also work with national regional distributors who are well represented in the hospital respiratory market.

RES-Q-VAC® DISTRIBUTION

RES-Q-VAC® is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We market the hospital RES-Q-VAC® system through regional distributors specializing in the hospital respiratory care market.

OSHA AND CDC REQUIREMENTS

Full Stop Protection® meets the requirement of the Occupational Safety and Health Administration as described below. The Company has received a letter from OSHA confirming that the RES-Q-VAC® with Full Stop Protection® falls under the engineering controls of the Bloodborne Pathogen regulation and that the Products use would fulfill the regulatory requirements.

OSHA 29 CFR 1910.1030 - Occupational Exposure to Bloodborne Pathogens requires that employers of “... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood-borne pathogens], commercially available and effective.” These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as Repro-Med’s Full Stop Protection® for RES-Q-VAC®. The Company has received a letter from OSHA indicating that RES-Q-VAC® meets the intent of this regulation.

COMPETITION FOR THE RES-Q-VAC®

We believe that the RES-Q-VAC® is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-VAC™ from Laerdal Medical. The V-VAC™ is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Laerdal had more resources than Repro-Med Systems and had begun marketing the V-VAC™ before RES-Q-VAC® entered the market. Another competitor is the Ambu® Res-Cue Pump™, a product similar to our design, made in China. We believe that the product is not as well made or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. We believe that the addition of Full Stop Protection® substantially separates the RES-Q-VAC® from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC® provides improved protection for these users.

SALES AND DISTRIBUTION

FREEDOM60® systems are sold through both direct sales efforts concentrated on large national accounts and a network of medical device distributors. In recent years, our emergency medical products are sold through a wide network of domestic and international distributors in over 40 countries.

For FREEDOM60®, we have distributors in Canada, United Kingdom, Norway, Sweden, Denmark, Iceland, Finland, Estonia, Latvia, and Lithuania. We believe that one distributor in each country will be more predisposed to advertising, promoting, and building the product franchise. We are adding distributors in other European countries to expand our sales efforts. We work closely with our distributors to promote our products in each country.

The domestic emergency medical market for RES-Q-VAC® has softened somewhat due to a decrease in Federal reimbursement to the states and cities for firefighters, police, and emergency services. We have concluded that we can have more effective market penetration with major master distributors who are able to better support our products and have adjusted our sales efforts accordingly.

During the fiscal year, we have expanded our efforts to market both of our main product lines at national and international trade shows. We support shows attended by our primary customers such as MEDICA, EMS Today, National Home Infusion Association Conference, Infusion Nurses Society, and the Immune Deficiency Foundation’s annual and regional meetings.

The table below presents the product mix for the last two fiscal years (based on gross revenue, excluding repairs and other non-product revenue).

	FY 2014	FY 2013
	Percentage of Sales	Percentage of Sales

Infusion Therapy	91.7%	90.0%
Medical Suction	8.3%	9.8%
Other	0.0%	0.2%

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

As of February 28, 2014, we had 63 employees, with 44 assigned to manufacturing operations (including R&D), 9 to sales and customer support, 6 to administrative functions, 2 to quality assurance functions, and 2 officers (CEO/President, CFO).

The Company carries insurance on the life of Andrew Sealfon, providing a death benefit of $3.1 Million.

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

Periodically we are subject to inspections and audits by FDA inspectors and could be impacted by adverse findings. The last quality review by the FDA was in July 2012, which included, among other items, a review of complaints, quality controls, and documentation. The primary complaints for the FREEDOM60® relate to a lack of training on the part of the patient and medical support staff. The FDA inspection did not find any violations and no DD483 was issued.

Repro-Med Systems is ISO 13845 certified.

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

The RES-Q-VAC® is susceptible in the international market to imitation. In 2002, a competitor had introduced a competitive product to the RES-Q-VAC® into the market. We responded with the introduction of new innovative features for the RES-Q-VAC® that enhanced the product and placed it well above the competition in safety.

On June 10, 2003, we received patent #6,575,946 for our new Full Stop Protection®. This addition to the RES-Q-VAC® system prevents any fluids from exiting the system. It also serves to trap airborne and fluid pathogens. We believe that the addition of the flow block design substantially separates the RES-Q-VAC® from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use. There is a heightened concern from health care professionals concerning exposure to disease, and the filtered RES-Q-VAC® provides improved protection for these users.

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

Currently, we are in year 15 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $47,023 for the year ended February 28, 2014.

We also lease warehouse space in a nearby industrial park.

In August 2012 we acquired a residence adjacent to our facility for use as additional office and R&D space.

ITEM 3. LEGAL PROCEEDINGS

We commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement of claims of a patent of a competitor that alleged that our needle sets would infringe. The defendant answered the complaint and asserted various counterclaims that we believe are without merit. We subsequently added claims against the defendant to show that the defendant had engaged in various unfair business practices. The litigation is in early stage discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2014, 36,661,667 shares were issued and outstanding and there were approximately 1,024 shareholders of record.

Our Common Stock is traded in the over-the-counter market. The following table sets forth the high and low closing bid quotations for the Common Stock, as reported by Nasdaq.com, for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

2014 QUARTER ENDED
February 28, 2014	$0.23	$0.18
November 30, 2013	$0.24	$0.20
August 31, 2013	$0.24	$0.20
May 31, 2013	$0.25	$0.20

2013 QUARTER ENDED
February 28, 2013	$0.26	$0.20
November 30, 2012	$0.26	$0.19
August 31, 2012	$0.26	$0.17
May 31, 2012	$0.25	$0.22

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by and information currently available.

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as, recent operating losses, uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60®, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the marketplace of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Repro-Med does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ACCOUNTING POLICIES

We believe that we have no critical accounting estimates or assumptions. We do not believe that any of the standards adopted by the Financial Accounting Standards Board that are not yet effective will have a material effect on our financial reporting.

RESULTS OF OPERATIONS

2014 vs. 2013

Overall sales for the year ending February 28, 2014, increased 12.0% to $8,698,852 from $7,763,953 for the same period last year.  Our sales improved in both domestic and international markets.  The increase in unit volume was partially offset by the effect of lower prices that were the result of an accelerating shift from direct sales to a distsributor-driven model to meet customer preferences and expand potential markets, and from aggressive pricing to promote sales growth.  Sales in the fourth quarter of the current year increased $636,800, or 31.9%, over the same quarter in 2013.  We continue to focus our sales and marketing efforts mainly on our two core product lines, the FREEDOM60® Syringe Infusion System and the RES-Q-VAC® Portable Medical Suction System.

Our infusion products, which include the FREEDOM60® Syringe Infusion System and RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, continue to lead our sales increases with an overall improvement of 14.9%, going from gross sales of $6,918,000 in 2013 to gross sales of $7,952,000 for the current year.  The increase is due to additional sales for use with immune globulin and antibiotics, and increased revenues from our line of RMS HIgH-Flo™ Subcutaneous Needle Sets. Sales of our needle sets increased substantially year-over-year and we continue to actively pursue new customer contracts for them.  We have concentrated the majority of our efforts in the FREEDOM60® line, specifically towards subcutaneous immune globulin (SCIG) applications in both domestic and foreign markets.

We anticipate these sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the FREEDOM60® that we believe will expand this market even further. In addition, we expect many of the SCIG providers and others will see benefit in using the FREEDOM60® system for additional uses, such as antibiotics, chemotherapeutics, and pain medications.

Our net income for the year ending February 28, 2014, was $703,429 as compared with net income of $725,763 for the previous year, a decline of 3.1%.  This decrease is due, in part, to increased cost of goods, the amortization of costs associated with the restricted stock grant program for key employees authorized by the Board of Directors in July 2012, increased selling, general & administrative expenses, and increased R&D investment.  We expanded our sales presence in Europe with the recruitment of a Director of European Sales, based in Sweden. We believe that these efforts are necessary to maintain our customer base and increase our sales domestically and internationally for both the FREEDOM60® Syringe Infusion System and HIgH-Flo™ Subcutaneous Safety Needle Sets.

RES-Q-VAC® Portable Medical Suction sales decreased by 5.1% to $714,000 from $753,000.  RES-Q-VAC non-US sales increased 9%, although this was insufficient to compensate for the decline in domestic demand.

RES-Q-VAC® is sold domestically and internationally by emergency medical device distributors. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs. We market the hospital RES-Q-VAC® Portable Medical Suction system through regional distributors specializing in the hospital respiratory care market.

Cost of goods sold increased 20.2%, from $2,819,113 for year ended February 28, 2013, to $3,388,774 for the current year primarily because of increased sales. Gross profit margin for the year ended February 28, 2014, decreased 2.7% to 61.0%, as compared with 63.7% for the previous year, due in part to a change in product mix. Raw materials costs have been increasing as have production expenses.

The Cost of Goods Sold also reflects the effects of the 2.3% Medical Device Excise Tax imposed on medical products manufacturers and importers by the 2010 Patient Protection and Affordable Care Act, effective January 1, 2013.  To maintain our aggressive pricing, we have absorbed the tax.  The Medical Device Excise Tax, which was in effect for only two months of Fiscal 2013, represented one-fifth of the increase in COGS for Fiscal 2014.

Selling, General & Administrative Expenses (SG&A) increased by $307,409 year over year from $3,543,889 to $3,851,298, an increase of 8.7%.  This increase is due, in part, the amortization of costs associated with the restricted stock grant program for key employees authorized by the Board of Directors in July 2012, expansion of sales and marketing staffs, legal costs associated with the engagement of legal firms, including Dechert LLP, to review and strengthen our patent positions and represent us in litigation, and increased marketing and promotional efforts.   We expanded our sales presence in Europe with the recruitment of a Director of European Sales, based in Sweden.  We believe that these efforts are necessary to maintain our customer base and increase our sales domestically and internationally for both the FREEDOM60® Syringe Infusion System and RMS HIgH-Flo™ Subcutaneous Safety Needle Sets.

Research and development expenses increased 47.8% from $147,576 to $218,150 primarily due to expenses, including outside services, incurred on development associated with the RMS HIgH-Flo™ Subcutaneous Safety Needle Sets and accessories, research on manufacturing improvements, and investigation and development of new product.  There can be no assurance that our R&D will result in commercially successful products, but we believe that such efforts will enable us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach.

Depreciation and amortization expense increased by 22.0% to $232,959 during the year ended February 28, 2014, as compared with $190,971 for the previous year 2013 as a result of continued investment in capital assets. Interest expense decreased from $28,280 to $4,547 due to retirement of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Our net operating profit for the year ended February 28, 2014, was $1,007,671 as compared with $1,062,404 for the previous year. For the year ended February 28, 2014, Net Cash provided from Operations was $954,388 as compared with $784,790 for the prior year. This increase of $169,598 compared to the prior year was due to a decrease in inventory, an increase in depreciation and amortization, an increase in accounts payable and various accrued expenses/taxes and an increase in amortization of deferred compensation cost related to the restricted stock grant program for key personnel.  These were partially offset by increases in accounts receivable.

Accounts Receivable, net of reserves, increased at February 28, 2014, to $1,744,813 as compared with $1,114,847 for the previous year because of our increased sales. Sales in the fourth quarter of the current year increased $636,800, or 31.9%, over the same quarter in 2013.  Domestic sales are made primarily on net 30-day payment terms. A variety of terms continue to be employed for export sales including cash prepayments and net 45 days to allow for increased delays due to transportation and communications.  Prepaid expenses increased to $245,767 from $180,651.

Expenditures for capital property and equipment in 2014 were $188,686 as compared to $563,567 in the previous year, a decrease of 66.5%.  Capital investment in the previous year included non-recurring expenditures for an ERP system and a residence adjacent to our facility for use as additional office and R&D space.

In May 2013, we fully repaid a note payable to a related party as this was felt to be a more productive use of funds in the current low-interest rate environment.

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters and for manufacturing operations.  We are in year 15 of a 20-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $47,023 for the year ended February 28, 2014.

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

We believe the FREEDOM60® continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales during the year ending February 28, 2014.  We expect to meet or exceed the company’s liquidity needs for the next twelve months from current operations and available capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Repro-Med Systems, Inc.

Chester, New York

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. as of February 28, 2014 and February 28, 2013, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro-Med Systems, Inc. as of February 28, 2014 and February 28, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

May 29, 2014

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	February 28,	February 28,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,227,398	$1,930,321
Certificates of deposit	258,590	257,009
Accounts receivable less allowance for doubtful accounts of $26,450 and $17,450 for February 28, 2014, and February 28, 2013, respectively	1,744,813	1,114,847
Inventory	818,723	1,150,129
Prepaid expenses	245,767	180,651

Total Current Assets	5,295,291	4,632,957
PROPERTY & EQUIPMENT, net	839,059	875,986
OTHER ASSETS
Patents, net of accumulated amortization of $119,436 and $112,090 at February 28, 2014 and February 28, 2013, respectively	43,305	22,913
Other	31,053	60,369
Total Other Assets	74,358	83,282
TOTAL ASSETS	$6,208,708	$5,592,225

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	February 28,	February 28,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - current portion	$—	$1,474
Notes payable to related parties - current portion	—	43,971
Deferred capital gain - current portion	22,481	22,481
Accounts payable	246,622	110,358
Accrued expenses	263,465	169,790
Accrued payroll and related taxes	72,976	50,195
Accrued income tax liability	166,358	127,090
Total Current Liabilities	771,902	525,359
OTHER LIABILITIES
Note payable to related parties - less current portion	—	393,861
Deferred capital gain - less current portion	89,936	112,414
Deferred tax liability	155,000	204,000
Total Other Liabilities	244,936	710,275
Total Liabilities	1,016,838	1,235,634
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 38,936,667 shares issued, and 36,661,667 shares outstanding	389,367	389,367
Additional paid-in capital	3,512,294	3,512,294
Retained earnings	1,483,959	780,530
	5,385,620	4,682,191
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Less: Deferred compensation cost	(51,750)	(183,600)
Total Stockholders’ Equity	5,191,870	4,356,591
Total Liabilities and Stockholders’ Equity	$6,208,708	$5,592,225

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	February 28,	February 28,
	2014	2013

NET SALES	$8,698,852	$7,763,953

Costs and Expenses
Cost of goods sold	3,388,774	2,819,113
Selling, general and administrative	3,851,298	3,543,889
Research and development	218,150	147,576
Depreciation and amortization	232,959	190,971
Total Costs and Expenses	7,691,181	6,701,549

Net Operating Profit	1,007,671	1,062,404

Other Income/(Expenses)
Interest expense	(4,547)	(28,280)
Gain / (Loss) foreign currency exchange	(97)	(4,095)
Interest and other income	7,426	8,081

Total Other Income (Expenses)	2,782	(24,294)

INCOME BEFORE TAXES	1,010,453	1,038,110

Income Tax Expense	(307,024)	(312,347)

NET INCOME	$703,429	$725,763

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,661,667	36,011,448
Diluted	36,661,667	36,036,362

The accompanying notes are an integral part of these financial statements.

REPRO-MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

			Additional			Deferred
	Common Stock		Paid-in	Retained	Treasury	Compensation
	Shares	Amount	Capital	Earnings	Stock	Cost	Total

BALANCE, FEBRUARY 29, 2012	37,471,667	$374,717	$3,263,244	$54,767	$(142,000)	$—	$3,550,728

Issuance of common stock for employee stock awards	1,465,000	14,650	249,050	—	—	(183,600)	80,100

Net income for the year ended February 28, 2013	—	—	—	725,763	—	—	725,763

BALANCE, FEBRUARY 28, 2013	38,936,667	389,367	3,512,294	780,530	(142,000)	(183,600)	4,356,591

Amortization of deferred compensation cost	—	—	—	—	—	131,850	131,850

Net income for the year ended February 28, 2014	—	—	—	703,429	—	—	703,429

BALANCE, FEBRUARY 28, 2014	38,936,667	$389,367	$3,512,294	$1,483,959	$(142,000)	$(51,750)	$5,191,870

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,	February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$703,429	$725,763
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	131,850	80,100
Depreciation and amortization	232,959	190,971
Deferred capital gain - building lease	(22,478)	(22,481)
Deferred taxes	(49,000)	82,637
Changes in operating assets and liabilities:
Increase in accounts receivable	(629,966)	(230,120)
Decrease in inventory	331,406	17,327
Decrease (Increase) in prepaid expense	(65,116)	8,251
Decrease (Increase) in other assets	29,316	(32,213)
Increase (Decrease) in accounts payable	136,264	(89,169)
Increase in accrued payroll and related taxes	22,781	8,644
Increase in accrued expense	93,675	15,990
Increase in accrued income tax liability	39,268	29,090
NET CASH PROVIDED BY OPERATING ACTIVITIES	954,388	784,790

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(188,686)	(563,567)
Payments for patents	(27,738)	(2,850)
Purchase of certificates of deposit	(1,581)	(1,781)
NET CASH USED IN INVESTING ACTIVITIES	(218,005)	(568,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	(437,832)	(41,417)
Payments on note payable	(1,474)	(2,077)
NET CASH USED IN FINANCING ACTIVITIES	(439,306)	(43,494)

NET INCREASE IN CASH AND CASH EQUIVALENTS	297,077	173,098
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,930,321	1,757,223
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,227,398	$1,930,321

Supplemental Information
Cash paid during the years for:
Interest	$4,547	$28,280
Taxes	$317,773	$213,793
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as incentives	$—	$263,700

The accompanying notes are an integral part of these Financial Statements.

REPRO-MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

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

At February 28, 2014, cash equivalents consisted of money market funds aggregated to $1,655,554.

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.4% to 0.55% and mature in September 2014 and February 2015.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment. Generally, tax years starting with 2010 are subject to examination by income tax authorities.

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

	Fiscal Year Ended
	February 28, 2014	February 28, 2013

Net income	$703,429	$725,763

Weighted Average Outstanding Shares:
Outstanding shares	36,661,667	36,011,448
Option shares includable	—	24,914
	36,661,667	36,036,362

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through May 29, 2014, the date on which the financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of February 28, 2014, the Company does not believe that any of its assets are impaired.

NOTE 2	INVENTORY

Inventory consists of:

	February 28, 2014	February 28, 2013

Raw materials	$306,881	$625,934
Work in progress	145,264	45,820
Finished goods	366,578	478,375
	$818,723	$1,150,129

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	February 28, 2014	February 28, 2013	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	967,483	844,747	3-10 years
Manufacturing equipment and tooling	1,473,827	1,408,113	3-12 years
	2,666,434	2,477,984

Less: accumulated depreciation	1,827,375	1,601,998
Property and equipment, net	$839,059	$875,986

Depreciation expense was $225,613 and $186,521 for the years ended February 28, 2014, and February 28, 2013, respectively.

NOTE 4	RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the President. The lease payments aggregated $21,500 for both the years ended February 28, 2014, and February 28, 2013. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

In February 2011, the Company elected Mr. Mark Pastreich as a Director. Mr. Pastreich is a principal in the entity that owns the building leased by REPRO-MED SYSTEMS, INC. The Company is in year fifteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

NOTE 5	LONG-TERM DEBT

In February 2009, the Company was granted a loan from a director of the Company for $672,663, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the director 755,000 shares of common stock at the price of $0.11 per share in June 2009 further to reduce the debt. The loan was repaid in full in May, 2013.

NOTE 6	STOCKHOLDERS’ EQUITY

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization. The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to $131,850 and $80,100 for the years ended February 28, 2014, and February 28, 2013, respectively.

NOTE 7	STOCK OPTIONS

There are no outstanding options as of February 28, 2014, and February 28, 2013.

NOTE 8	SALE-LEASEBACK TRANSACTION - OPERATING LEASE

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

At February 28, 2014, minimum future rental payments are:

Year	Minimum Rental Payments

2015	$132,504
2016	132,504
2017	132,504
2018	132,504
2019	132,504
$662,520

Rent expense for the years ended February 28, 2014, and February 28, 2013, aggregated $132,504.

NOTE 9	FEDERAL AND STATE INCOME TAXES

The provision for income taxes consisted of at February 28, 2014, and February 28, 2013:

	2014	2013

State income tax:
Current, net of refund	$984	$(11,173)
Federal income tax:
Deferred	(49,000)	82,637
Current	355,040	240,883

Total	$307,024	$312,347

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	2014	2013

Income before tax	$1,010,453	$1,038,110
Computed expected tax	$343,554	$352,957
State income and franchise tax/(refund)	984	(11,173)
Other	(37,514)	(29,437)

Provision for taxes	$307,024	$312,347

The components of deferred tax liabilities at February 28, 2014, and February 28, 2013, respectively, are as follows:

	2014	2013

Deferred compensation cost	$(17,595)	$(62,424)

Depreciation and amortization	(137,405)	(141,576)
Deferred tax liabilities	$(155,000)	$(204,000)

NOTE 10	MAJOR CUSTOMERS

For the year ended February 28, 2014, approximately, 39.9% of the Company’s gross product revenue were derived from one major customer.  At February 28, 2014, accounts receivable due from this customer was $690,102.

For the year ended February 28, 2013, approximately, 27.4% and 12.2% of the Company’s gross revenue were derived from two major customers.  At February 28, 2013, accounts receivable due from these customers were $366,890 and $82,368, respectively.

The largest customer in both years is a medical products and supplies distributor.  Although a number of larger FREEDOM60® users have elected to consolidate their purchases through one or more distributors in recent years, we continue to maintain a strong direct relationship with them.  We do not believe that their continued purchases of FREEDOM60® pumps, tubing, needle sets and related supplies is contingent upon the distributor.

NOTE 11	LEGAL PROCEEDINGS

The Company commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement of claims of a patent of a competitor that alleged that our needle sets would infringe. The defendant answered the complaint and asserted various counterclaims that the Company believes are without merit. The Company subsequently added claims against the defendant to show that the defendant had engaged in various unfair business practices. The litigation is in early stage discovery.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28, 2014, the Company maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

Name	Age	Position / Held Since

Andrew I. Sealfon	68	President 1980,
		Chairman 1989,
		Director 1980,
		CEO 1986

Michael R. Boscher	49	Treasurer 2012,
		CFO 2012

Paul Mark Baker	63	Director 1991

Mark Pastreich	84	Director 2011

Brad A. Sealfon	26	Director 2013

Mr. Sealfon is deemed a “parent” and “promoter” as those terms are defined under the Securities Act of 1933 as amended.

All directors hold offices until the next annual meeting of shareholders or until their successors are elected.  Executive Officers hold office at the discretion of the Board of Directors.

Mr. Andrew Sealfon co-founded Repro-Med Systems, Inc. in 1980. He is an electrical engineer and inventor and has been granted numerous United States patents. Mr. Sealfon is a graduate of Lafayette College.

Mr. Boscher, master in business administration from Durham University, United Kingdom, joined the company in 2011 as Director of Operations. Effective February 2012, he is Treasurer and Chief Financial Officer.

Dr. Baker earned a medical degree from Cornell University Medical College. He is a practicing pediatrician and is attending at Department of Pediatrics Horton Memorial Hospital, Middletown, New York, and attending at New York Hospital-Cornell Medical Center in New York City. Dr. Baker assisted us in the development of the RES-Q-VAC® Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC® in a letter to LANCET, a medical journal.

Mr. Pastreich is a businessman, and a longtime real estate investor and broker. He has served on numerous for-profit and not-for-profit boards. Among his other various real estate holdings, he is presently a partner in Casper Creek LLC, which owns the building leased by REPRO-MED SYSTEMS, INC.

Mr. Brad Sealfon joined the board in November, 2013.  An employee of the company since 2011, he currently holds the position of Marketing Manager.  Mr. Sealfon is the son of Andrew Sealfon, the Company’s President and CEO.

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $325,000 in salary during the fiscal year ended February 28, 2014.  No bonus was paid during the fiscal year.  Mr. Sealfon received a grant of restricted stock in 2012 which vests over a two-year period.

Mike R. Boscher, CFO, received $184,033 in salary and bonus from Repro-Med during the fiscal year ended February 28, 2014.  Mr. Boscher received a grant of restricted stock in 2012 which vests over a two-year period.

The officers are reimbursed for travel and other expenses incurred on behalf of the Company. We do not have pension or profit sharing plans, but do offer an optional 401(k) savings plan with a company matching component to all full-time employees with 90 days of service.

	Summary Compensation
Name & Position	Year	Salary	Other *

Andrew I. Sealfon, President & CEO	2014	$325,000	—
	2013	$832,384	—
	2012	$443,194	—
	2011	$163,917	—
	2010	$155,007	—
	2009	$122,499	—

Michael R. Boscher, Treasurer & CFO	2014	$184,033	—
	2013	$178,288	—
	2012	$103,175	—

* Other compensation for Mr. Sealfon includes car allowance (not itemized here).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 29, 2014, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal Shareholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon*	8,267,250	23%	(1)
Dr. Paul Mark Baker	1,381,180	4%	(2)
Mark Pastreich	376,500	1%	—
Mike R. Boscher	75,000	—	—
Brad A. Sealfon	15,000	—	—
All Directors and Officers as a Group	10,114,930	28%	—

*Andrew I. Sealfon is deemed a “parent” and a “promoter” of Repro-Med Systems, Inc., as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include approximately 300,000 shares of common stock owned by Mr. Andrew Sealfon’s wife or 15,000 shares of common stock held by Mr. Sealfon’s son, Brad A. Sealfon, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Includes beneficial shares owned by Andrea Baker, Dr. Baker’s wife.

Certain shares and/or options, which have been disclosed above, were issued to officers, directors, or 10% shareholders. The Company has reminded each of said directors to file an SEC Form 3, 4, or 5 as applicable, with respect to such stock issuances, option grants and other stock transactions.

ITEM 12A. SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Brad A. Sealfon, who became a director of the Company during November 2013, was late in his Form 3 filing with the Securities and Exchange Commission.  He is the beneficial owner of 15,000 shares of our common stock and made no purchases or sales after he became a director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Andrew Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of 2014 and 2013. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2009, the Company borrowed $672,663 from a Director of the Company, at 6% interest per annum. In June 2009, 755,000 shares of stock were issued to the director at $0.11 per share to reduce the debt. This load was fully repaid in May, 2013.

In February 2011, the Company added Mr. Mark Pastreich as a director. Mr. Pastreich is a principal in the company that owns the building leased by Repro-Med Systems, Inc. The Company is in year fifteen of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Radin, Glass & Co., LLP, an independent registered public accounting firm, for professional services rendered for the fiscal years ended February 28, 2014, and February 28, 2013, respectively.

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees

Audit Fees (1)	$40,000	$40,000
Tax Returns & Consulting Services	$10,000	$18,000

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2014, and February 28, 2013, respectively.

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

3(i)

Articles of Incorporation dated March 7, 1980; as amended September 18, 1980; October 12, 1982; November 11, 1986 and November 17, 1987 (previously filed with the Form 10-Q for the quarter ended November 30, 2013, and incorporated by reference).

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

14.2	Code of Ethics for Officers, Directors, and Employees of REPRO-MED SYSTEMS, INC. (previously filed and incorporated by reference).

14.3	Federal Securities Law Considerations for Management of REPRO-MED SYSTEMS, INC. (previously filed and incorporated by reference).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Treasurer and Chief Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Treasurer and Chief Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended February 28, 2014), furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2014.

REPRO-MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President

/s/ Michael R. Boscher

Michael R. Boscher, Treasurer & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2014.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, and Principal Executive Officer

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Brad A. Sealfon

Brad A. Sealfon, Director