Form 10-Q
period 2014-05-31
REPRO MED SYSTEMS INC
filed 2014-07-15
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-12305

REPRO MED SYSTEMS, INC.

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

As of July 15, 2014, 37,081,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets - May 31, 2014 (Unaudited) and February 28, 2014	3

	Statements of Operations (Unaudited) - for the Three Months Ended May 31, 2014 and 2013	4

	Statements of Cash Flows (Unaudited) - for the Three Months Ended May 31, 2014 and 2013	5

	Notes to Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	12

ITEM 1A.	Risk Factors	12

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 3.	Defaults Upon Senior Securities	12

ITEM 4.	Mine Safety Disclosures	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,	February 28,
	2014	2014
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,338,748	$2,227,398
Certificates of deposit	258,590	258,590
Accounts receivable less allowance for doubtful accounts of $28,700 and $26,450 for May 31, 2014 and February 28, 2014, respectively	1,654,370	1,744,813
Inventory	1,024,585	818,723
Prepaid expenses	386,965	245,767
Total Current Assets	5,663,258	5,295,291

PROPERTY & EQUIPMENT, net	871,691	839,059

OTHER ASSETS:
Patents, net of accumulated amortization of $120,331 and $119,436 at May 31, 2014 and February 28, 2014, respectively	105,323	43,305
Other	31,053	31,053
Total Other Assets	136,376	74,358

TOTAL ASSETS	$6,671,325	$6,208,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	520,312	246,622
Accrued expenses	318,916	263,465
Accrued payroll and related taxes	61,544	72,976
Accrued tax liability	125,955	166,358
Total Current Liabilities	1,049,208	771,902

OTHER LIABILITIES
Deferred capital gain - less current portion	84,316	89,936
Deferred tax liability	155,000	155,000
Total Other Liabilities	239,316	244,936
Total Liabilities	1,288,524	1,016,838

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 39,356,667 and 38,936,667 shares issued; 37,081,667 and 36,661,667 shares outstanding at May 31, 2014, and February 28, 2014, respectively	393,567	389,367
Additional paid-in capital	3,592,094	3,512,294
Retained earnings	1,642,015	1,483,959
	5,627,676	5,385,620
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Less: Deferred compensation cost	(102,875)	(51,750)
Total Stockholders’ Equity	5,382,801	5,191,870

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,671,325	$6,208,708

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31
	2014	2013

NET SALES	$2,637,021	$1,876,386

COST AND EXPENSES
Cost of goods sold	1,110,771	707,437
Selling, general and administrative	1,094,065	951,159
Research and development	131,396	37,754
Depreciation and amortization	59,690	54,937
TOTAL COSTS AND EXPENSES	2,395,922	1,751,287

NET OPERATING PROFIT	241,099	125,099

OTHER INCOME/(EXPENSES)
Gain (Loss) currency exchange	1,844	(11,062)
Interest expense	—	(4,447)
Interest and other income	1,209	2,051
TOTAL OTHER INCOME (EXPENSES)	3,053	(13,458)

INCOME BEFORE TAXES	244,152	111,641

Income Tax Expense	(86,096)	(38,287)

NET INCOME	$158,056	$73,354

NET INCOME PER SHARE

Basic	$—	$—

Diluted	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	37,081,667	36,661,667

Diluted	37,081,667	36,661,667

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$158,056	$73,354
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	32,875	41,175
Depreciation and amortization	59,690	54,937
Deferred capital gain - building lease	(5,620)	(5,620)
Changes in operating assets and liabilities:
Decrease in accounts receivable	90,443	171,076
Increase in inventory	(205,862)	(112,658)
(Increase) Decrease in prepaid expense	(141,198)	2,972
Increase in accounts payable	273,690	86,450
Decrease in accrued payroll and related taxes	(11,432)	(29,941)
Increase (Decrease) in accrued expense	55,451	(29,036)
Decrease in accrued tax liability	(40,403)	(38,288)
NET CASH PROVIDED BY OPERATING ACTIVITIES	265,690	214,421

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(91,427)	(68,232)
Payments for patents	(62,913)	(3,930)
NET CASH USED IN INVESTING ACTIVITIES	(154,340)	(72,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable to related parties	—	(437,832)
Payments on notes payable	—	(1,474)
NET CASH USED IN FINANCING ACTIVITIES	—	(439,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,350	(297,047)
CASH AND CASH EQUIVILENTS, BEGINNING OF PERIOD	2,227,398	1,930,321
CASH AND CASH EQUIVILENTS, END OF PERIOD	$2,338,748	$1,633,274

Supplemental Information
Cash paid during the periods for:
Interest	$—	$4,447
Taxes	$126,500	$76,575

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$84,000	$—

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE NATURE OF OPERATIONS

Repro-Med Systems, Inc. (the “Company”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The FDA regulates these products.  We use the d/b/a (doing business as) name RMS Medical Products, and incorporate RMS part of the branding of some products.  The Company is ISO 13485 certified.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2014, have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2014, and the results of operations and cash flow for the three-month periods ended May 31, 2014, and 2013.

The results of operations for the three months ended May 31, 2014, and 2013 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on Form 10-K.

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to $25,875 and $41,175 for the three-months ended May 31, 2014, and May 31, 2013, respectively.

CONSULTING AGREEMENT WITH DIRECTOR

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System.  Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 for the three-months ended May 31, 2014.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through July 15, 2014, the date on which the financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

EMERGING ACCOUNTING STANDARDS

Management does not believe that any of the standards adopted by the Financial Accounting Standards Board, but are not yet effective, will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president. The lease payments aggregated were $5,375 for the three-months ended May 31, 2014 and 2013. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED May 31, 2014 VS. May 31, 2013

Net sales increased 40.5% overall from $1,876,386 in the quarter ended May 31, 2013, to $2,637,021 in the quarter ended May 31, 2014. This was due to an increase in sales of the FREEDOM60® Syringe Infusion Pump and tubing, and an increase in RMS High-Flo™ Subcutaneous Safety Needle Sets sales, quarter over quarter. Sales of the RMS High-Flo™ Subcutaneous Safety Needle Sets continued to improve in both domestic and international markets.  An increase in international RES-Q-VAC sales offset most of a softening in demand for RES-Q-VAC domestically.

Net Operating Profit was $241,099 for the quarter ended May 31, 2014, as compared to $125,099 from the same period last year. This change is attributable to the increase in sales, partially offset by increases in cost of goods sold, increased R&D investment, and increased sales and marketing efforts.  Net income increased 115.5% from $73,354 to $158,056.

Selling, General and Administrative costs increased 15% from $951,159 in 2013 to $1,094,065 in 2014 due, in part, to the expansion of the sales staff with the addition of a full-time representative in Europe, and increased sales and marketing efforts.

Cost of goods sold increased $403,334, or 57.0%, from $707,437 to $1,110,771 due to an increase in sales, increases in production staff, increased overtime, higher benefit costs and a change in product mix. Consequently, the gross profit margin declined this quarter to 57.9% compared to 62.3% for the comparative quarter in 2013.

Interest expense decreased to $0 in 2014 from $4,447 for the comparative quarter in 2013 as a result of retirement of long-term debt.

Research and Development expenses increased $93,642 or 248% from $37,754 in 2013 to $131,396 as a result of increased investment in new product development.

Depreciation and amortization expenses increased by $4,753 from $54,937 in 2013 to $59,690 in 2014 due to increased investment in capital assets.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $265,690 for the three months ended May 31, 2014, as compared with net cash provided by operations of $214,421 for the previous three months ended May 31, 2013.  Increases in inventory and prepaid expenses, and a decrease in accounts receivable were offset by increases in accounts payable and accrued expenses.

Net cash increased by $111,350 for the three months ended May 31, 2014, as compared to a net cash decrease of $297,047 for the same period in 2013.  In May 2013, we paid off a note to a related party, which was responsible for the net cash decrease in that period.

We continued to invest in capital equipment, as well as patent protection for products under development.

As a result of our revenues from operations and our available capital at the end of this period, we expect to meet or exceed the Company’s liquidity needs for the next twelve months.

MANAGEMENT CHANGES

As of June 9, 2014, Mike R. Boscher, Chief Financial Officer, is no longer associated with the Company.  Barry Short, 54, who had been serving as the Company’s Director of Administration, was promoted to the position of Interim Chief Financial Officer.

On June 9, 2014, the Company created the new position of Chief Operating Officer.  Rick McWhorter, 66, who had been serving as a management consultant to the Company, was appointed to the position on an interim basis.

BRANDING AND RECOGNITION

We continue to enhance marketing effects with an expanded schedule of advertising for our product lines in appropriate industry publications on a monthly basis. The Company also exhibited at several infusion shows in the first quarter of the fiscal year.

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

The RMS High-Flo™ Subcutaneous Safety Needle Set was developed as an improvement in performance and safety over similar devices. Our design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. Offered in needle lengths of 4mm, 6mm, 9mm, 12mm and 14mm, the sets are available in combinations for single, double, triple, quadruple, penta and hexa infusions. Using a Low Residual “Y” Connector, needle sets can deliver to as many as eight infusion sites.

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

There is a mechanical pump, manufactured by a competitor, which we do not believe to have FDA clearance.  The new pump uses a prior design of a simple coil spring which does not create a constant pressure and which had been removed from the market several years ago. The competitor offering this product is also representing that it is capable of manufacturing lower cost accessories which can be used with the FREEDOM60®. We have recommended that our customers use RMS tubing and needle sets exclusively for best performance, accuracy and safety.  We are currently involved in legal proceedings with such competitor involving various claims and counter-claims.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System.  Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.

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

REPRO-MED SYSTEMS, INC.

July 15, 2014	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

July 15, 2014	/s/ Barry K. Short
Barry K. Short, Treasurer and Chief Financial Officer (Interim)