Form 10-Q
period 2014-08-31
REPRO MED SYSTEMS INC
filed 2014-10-15
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

As of October 15, 2014, 38,081,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO-MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO-MED SYSTEMS, INC.

BALANCE SHEETS

	August 31,	February 28,
	2014	2014
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,242,264	$2,227,398
Certificates of deposit	259,219	258,590
Accounts receivable less allowance for doubtful accounts of $30,950 and $26,450 for August 31, 2014 and February 28, 2014, respectively	1,616,796	1,744,813
Inventory	1,440,517	818,723
Prepaid expenses	274,656	245,767
Total Current Assets	5,833,452	5,295,291

PROPERTY & EQUIPMENT, net	1,112,259	839,059

OTHER ASSETS
Patents, net of accumulated amortization of $125,749 and $119,436 at August 31, 2014 and February 28, 2014, respectively	116,926	43,305
Other	31,053	31,053
Total Other Assets	147,979	74,358

TOTAL ASSETS	$7,093,690	$6,208,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	432,377	246,622
Accrued expenses	394,897	263,465
Accrued payroll and related taxes	75,300	72,976
Accrued tax liability	43,269	166,358
Total Current Liabilities	968,324	771,902

OTHER LIABILITIES
Deferred capital gain - less current portion	78,696	89,936
Deferred tax liability	155,000	155,000
Total Other Liabilities	233,696	244,936
TOTAL LIABILITIES	1,202,020	1,016,838

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,356,667 and 38,936,667 shares issued; 38,081,667 and 36,661,667 shares outstanding at August 31, 2014, and February 28, 2014, respectively	403,567	389,367
Additional paid-in capital	3,855,094	3,512,294
Retained earnings	1,845,009	1,483,959
	6,103,670	5,385,620
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Deferred compensation cost	(70,000)	(51,750)
Total Stockholders’ Equity	5,891,670	5,191,870

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,093,690	$6,208,708

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31		August 31
	2014	2013	2014	2013

NET SALES	$2,504,854	$2,007,958	$5,141,875	$3,884,344

COST AND EXPENSE
Cost of goods sold	868,317	807,891	1,979,088	1,515,328
Selling, general and administrative	1,088,059	963,789	2,182,124	1,914,948
Research and development	158,424	43,116	289,820	80,870
Depreciation and amortization	70,990	57,590	130,680	112,527
TOTAL COSTS AND EXPENSES	2,185,790	1,872,386	4,581,712	3,623,673

NET OPERATING PROFIT	319,064	135,572	560,163	260,671

OTHER INCOME/(EXPENSES)
Gain (Loss) currency exchange	(11,559)	72	(9,715)	(10,990)
Interest expense	(512)	(100)	(512)	(4,547)
Interest and other income	1,706	2,395	2,915	4,446
TOTAL OTHER INCOME/(EXPENSE)	(10,365)	2,367	(7,312)	(11,091)

NET PROFIT BEFORE TAXES	308,699	137,939	552,851	249,580

Provision for Income Taxes	(105,705)	(47,230)	(191,801)	(85,517)

NET INCOME	$202,994	$90,709	$361,050	$164,063

NET INCOME PER SHARE
Basic	$0.01	—	$0.01	$—
Diluted	$0.01	—	$0.01	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	37,342,537	36,661,667	37,212,102	36,661,667
Diluted	37,342,537	36,661,667	37,212,102	36,661,667

The accompanying notes are an integral part of these Financial Statements

REPRO-MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	August 31,	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$361,050	$164,063
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	65,750	80,100
Depreciation and amortization	130,680	112,527
Deferred capital gain - building lease	(11,240)	(11,238)
Changes in operating assets and liabilities:
Decrease in accounts receivable	128,017	72,138
(Increase) decrease in inventory	(621,794)	43,297
Increase in prepaid expense	(28,889)	(35,226)
Decrease in other assets	—	29,400
Increase in accounts payable	185,755	138,282
Increase in accrued payroll and related taxes	2,324	8,509
Increase in accrued expense	131,432	14,402
Decrease in accrued tax liability	(123,089)	(118,255)
NET CASH PROVIDED BY OPERATING ACTIVITIES	219,996	497,999

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(397,567)	(132,996)
Purchase of certificates of deposit	(629)	(913)
Payments for patents	(79,934)	(20,539)
NET CASH USED IN INVESTING ACTIVITIES	(478,130)	(154,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	—	(437,832)
Payments on notes payable	—	(1,474)
Proceeds from sale of securities, net of legal and other fees of $15,000	273,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	273,000	(439,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,866	(95,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,227,398	1,930,321
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,242,264	$1,834,566

Supplemental Information
Cash paid during the periods for:
Interest	$512	$4,547
Taxes	$314,891	$203,773

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$84,000	$—

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of August 31, 2014 have been prepared in accordance with generally accepted accounting principles in accordance with instructions to regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial presentation.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2014, and the results of operations and cash flow for the three-month and six-month periods ended August 31, 2014, and 2013.

The results of operations for the three months and six months ended August 31, 2014, and 2013 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on Form 10-K.

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares was amortized into operations over the one to two year restriction on the shares.  Amortization amounted to $25,875 and $38,925 for the three-months ended August 31, 2014, and August 31, 2013, respectively; and $51,750 and $80,100 for the six-months ended August 31, 2014, and August 31, 2013, respectively.  Vesting of all shares was completed on August 31, 2014.

CONSULTING AGREEMENT WITH DIRECTOR

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 and $14,000 for the three-months and six-months ended August 31, 2014, respectively.  In August 2014, Dr. Baker was paid a previously approved bonus of $25,000 assist him in covering taxes due on the grant of common stock.

SALE OF COMMON STOCK AND WARRANTS

On August 8, 2014, the Company executed an agreement with Horton Capital Partners Fund, an institutional investor based in Philadelphia, PA, to sell one million shares of our common stock and warrants to purchase an additional one million shares of common stock at an exercise price of $0.45 per share.  The aggregate purchase price was $288,000.  Fees associated with this transaction totaled $15,000, for net proceeds of $273,000.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through October 15, 2014, the date on which the financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in the financial statements.

EMERGING ACCOUNTING STANDARDS

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

Management does not believe that any of the other standards adopted by the Financial Accounting Standards Board, but which are not yet effective, will have a material effect on the Company’s financial reporting.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 for the three months ended August 31, 2014, and August 31, 2013, and $10,750 for the six months ended August 31, 2014, and August 31, 2013.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED AUGUST 31, 2014 VS. AUGUST 31, 2013

Net sales increased 24.7% overall from $2,007,958 in the quarter ended August 31, 2013, to $2,504,854 in the quarter ended August 31, 2014.  This was due to an increase in sales of the FREEDOM60® Syringe Infusion System and RMS High-Flo™ Subcutaneous Safety Needle Sets sales, quarter over quarter, in both domestic and international markets.  RES-Q-VAC sales softened as the Company continued to concentrate its sales resources on infusion markets.

Net Operating Profit was $319,064 for the quarter ended August 31, 2014, as compared with $135,572 during the same period last year. This change is attributable to the increase in sales, which was partially offset by increases in cost of goods sold, increased R&D investment, increased sales and administrative costs, and legal costs associated with the engagement of Dechert LLP and other firms to strengthen our patent positions and represent us in litigation.  The rapid weakening of the Euro also resulted in a small foreign exchange loss of $11,559 as compared to a gain of $72 in 2013.  Net income increased from $90,709 for the quarter ended August 31, 2013, to $202,994 for the quarter ended August 31, 2014.

Selling, General and Administrative costs increased from $963,789 in 2013 to $1,088,059 in 2014 due, in part, to the expansion of the sales staff with the addition of a full-time representative in Europe and legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, partially offset by a reduction in the amortization of costs associated with the 2012 employee stock awards.

Cost of goods sold increased $60,426, or 7.5%, from $807,891 to $868,317 due to an increase in sales.  The gross profit margin increased this quarter to 65.3% compared with 59.8% for the same quarter in 2013, due, in part, to increases in inventory levels.

Research and Development expenses increased $115,308, or 267.4%, from $43,116 in 2013 to $158,424 as a result of increased investment in new product development.

Depreciation and amortization expenses increased by $13,400 from $57,590 in 2013 to $70,990 in 2014 due to increased investment in capital and intellectual assets, including new equipment purchases, facility upgrades and patents associated with new products.

SIX MONTHS ENDED AUGUST 31, 2014 VS.  AUGUST 31, 2013

Net sales increased 32.4% overall from $3,884,344 for the six-month period ended August 31, 2013, to $5,141,875 in the six-month period ended August 31, 2014.  The Company’s sales improved in both domestic and international markets, with sales increasing in both the FREEDOM60® and RMS HIgH-Flo™ product lines.  Despite an increase in international RES-Q-VAC sales, overall sales in this product line declined as domestic demand softened and the Company continued to focus its sales efforts on higher growth infusion products.

Net Operating Profit was $560,163 for the six months ended August 31, 2014, as compared with $260,671 during the same period last year.  This change is attributable to the increase in sales, which was partially offset by increases in cost of goods sold, substantially increased R&D investment, increased sales and administrative costs, and legal costs associated with the engagement of Dechert LLP and other firms to strengthen our patent positions and represent us in litigation.  Despite the weakening of the Euro toward the end of the second quarter, currency exchange losses narrowed to $9,715 in 2014 from $10,990 in 2013.  Net income increased from $164,063 to $361,050 in the six-month period ended August 31, 2014.

Selling, General and Administrative costs increased from $1,914,948 in 2013 to $2,182,124 in 2014 due, in part, to the expansion of the sales staff with the addition of a full-time representative in Europe and higher benefit costs, partially offset by a reduction in the amortization of costs associated with the 2012 employee stock awards.

Cost of goods sold increased $463,760, or 30.6%, from $1,515,328 to $1,979,088 due to an increase in sales, increases in production and quality assurance staff, increased overtime, higher benefit costs and a change in product mix.  The gross profit margin increased for the six-month period ended August 31, 2014 to 61.5% compared to 61.0% for the same period in 2013.

Interest expense decreased to $512 in 2014 from $4,547 for the comparative six-month period in 2013 as a result of retirement of long-term debt in 2013.

Research and Development expenses increased $208,950, or 258.4%, from $80,870 in 2013 to $289,820 because of increased investment in development of new products.

Depreciation and amortization expenses increased by $18,153 from $112,527 in 2013 to $130,680 in 2014 due to increased investment in capital and intellectual assets, including new equipment purchases, facility upgrades and patents associated with new products.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $219,996 for the six months ended August 31, 2014, as compared with net cash provided by operations of $497,999 for the previous six months ended August 31, 2013.  This change is primarily due to a decrease in accrued taxes and a large increase in inventory levels, partially offset by increases in accounts payable, accrued expenses and a decrease in accounts receivable.  Our net cash position remained basically unchanged.

Net cash from financing had a net change of $712,306.  In 2014, we received net cash proceeds of $273,000 from the sale of common stock, while in 2013 we expended $439,306 to retire high interest debt.

During the six month period, we invested heavily in facility upgrades, new production equipment and patent protection for products in development.  We also opened a second cleanroom in June.

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

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG consists mostly of electrically powered infusion devices that are more costly and can create high pressures during delivery that can cause complications for the administration of IgG.  However, there can be no assurance that other companies with greater resources will not enter the market with competitive products that will have an adverse effect on our sales.

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

There is a mechanical pump, manufactured by a competitor, which we do not believe to have FDA clearance.  The new pump uses a prior design of a simple coil spring which does not create a constant pressure and which had been removed from the market several years ago. The competitor offering this product is also representing that it is capable of manufacturing lower cost accessories which can be used with the FREEDOM60®. We have recommended that our customers use RMS tubing and needle sets exclusively for best performance, accuracy and safety.  We are currently involved in legal proceedings with such competitor involving various claims and counter claims.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 8, 2014, we executed an agreement with Horton Capital Partners Fund, an institutional investor based in Philadelphia, PA, to sell one million shares of our common stock and warrants to purchase an additional one million shares of common stock at an exercise price of $0.45 per share.  The aggregate purchase price was $288,000.

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

REPRO-MED SYSTEMS, INC.

October 15, 2014	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

October 15, 2014	/s/ Barry K. Short
Barry K. Short, Treasurer and Chief Financial Officer (Interim)