Form 10-Q
period 2014-11-30
REPRO MED SYSTEMS INC
filed 2015-01-14
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

As of January 14, 2015, 38,081,667 shares of common stock, $.01 par value per share, were outstanding.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,	February 28,
	2014	2014
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,247,919	$2,227,398
Certificates of deposit	259,470	258,590
Accounts receivable less allowance for doubtful accounts of $32,864 and $26,450 for November 30, 2014 and February 28, 2014, respectively	1,708,908	1,744,813
Inventory	1,571,096	818,723
Prepaid expenses	244,792	245,767
Total Current Assets	6,032,185	5,295,291

PROPERTY & EQUIPMENT, net	1,196,029	839,059

OTHER ASSETS
Patents, net of accumulated amortization of $126,570 and $119,436 at November 30, 2014 and February 28, 2014, respectively	127,897	43,305
Other	31,053	31,053
Total Other Assets	158,950	74,358

TOTAL ASSETS	$7,387,164	$6,208,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	678,542	246,622
Accrued expenses	426,186	263,465
Accrued payroll and related taxes	65,218	72,976
Accrued tax liability	—	166,358
Total Current Liabilities	1,192,427	771,902

OTHER LIABILITIES
Deferred capital gain - less current portion	73,076	89,936
Deferred tax liability	130,299	155,000
Total Other Liabilities	203,375	244,936
TOTAL LIABILITIES	1,395,802	1,016,838

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,356,667 and 38,936,667 shares issued; 38,081,667 and 36,661,667 shares outstanding at November 30, 2014, and February 28, 2014, respectively	403,567	389,367
Additional paid-in capital	3,855,094	3,512,294
Retained earnings	1,937,701	1,483,959
	6,196,362	5,385,620
Less: Treasury stock, 2,275,000 shares at cost	(142,000)	(142,000)
Deferred compensation cost	(63,000)	(51,750)
Total Stockholders’ Equity	5,991,362	5,191,870

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,387,164	$6,208,708

The accompanying notes are an integral part of these Financial Statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

NET SALES	$2,655,155	$2,179,921	$7,797,030	$6,064,265

COST AND EXPENSE
Cost of goods sold	1,075,158	854,734	3,054,246	2,370,062
Selling, general and administrative	1,257,134	975,731	3,439,258	2,890,679
Research and development	116,885	50,864	406,705	131,734
Depreciation and amortization	71,544	57,979	202,224	170,506
TOTAL COSTS AND EXPENSES	2,520,721	1,939,308	7,102,433	5,562,981

NET OPERATING PROFIT	134,434	240,613	694,597	501,284

OTHER INCOME/(EXPENSES)
Gain (Loss) currency exchange	(23,483)	3,910	(33,198)	(7,080)
Interest expense	—	—	(512)	(4,547)
Interest and other income	1,143	1,166	4,058	5,612
TOTAL OTHER INCOME/(EXPENSE)	(22,340)	5,076	(29,652)	(6,015)

NET PROFIT BEFORE TAXES	112,094	245,689	664,945	495,269

Provision for Income Taxes	(19,402)	(83,735)	(211,203)	(169,252)

NET INCOME	$92,692	$161,954	$453,742	$326,017

NET INCOME PER SHARE
Basic	$—	—	$0.01	$0.01
Diluted	$—	—	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	38,081,667	36,661,667	37,499,849	36,661,667
Diluted	38,081,667	36,661,667	37,499,849	36,661,667

The accompanying notes are an integral part of these Financial Statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	November 30,	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$453,742	$326,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	72,750	105,975
Depreciation and amortization	202,224	170,506
Deferred capital gain - building lease	(16,860)	(16,858)
Deferred Taxes	(24,701)	—
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	35,905	(163,483)
(Increase) Decrease in inventory	(752,373)	194,121
Decrease (Increase) in prepaid expense	975	(72,462)
Decrease in other assets	—	29,316
Increase in accounts payable	431,920	96,058
Decrease in accrued payroll and related taxes	(7,758)	(28,095)
Increase in accrued expense	162,721	48,510
Decrease in accrued tax liability	(166,358)	(90,503)
NET CASH PROVIDED BY OPERATING ACTIVITIES	392,187	599,102

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(552,060)	(146,908)
Purchase of certificates of deposit	(880)	(20,539)
Payments for patents	(91,726)	(1,231)
NET CASH USED IN INVESTING ACTIVITIES	(644,666)	(168,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	—	(437,832)
Payments on notes payable	—	(1,474)
Proceeds from sale of securities, net of legal and other fees of $15,000	273,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	273,000	(439,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,521	(8,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,227,398	1,930,321
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,247,919	$1,921,439

Supplemental Information
Cash paid during the periods for:
Interest	$512	$4,547
Taxes	$404,891	$260,773

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$84,000	$—

The accompanying notes are an integral part of these Financial Statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE NATURE OF OPERATIONS

Repro Med Systems, Inc. (the “Company”) designs, manufactures, and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications.  The FDA regulates these products.  We use the d/b/a (doing business as) name RMS Medical Products, and use RMS as part of the branding of some products.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2014, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2014, and the results of operations and cash flow for the three-month and nine-month periods ended November 30, 2014, and 2013.

The results of operations for the three months and nine months ended November 30, 2014, and 2013 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2014, as filed with the Securities and Exchange Commission on Form 10-K.

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

EMPLOYEE STOCK AWARDS

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization.  The value of these shares was amortized into operations over the one to two year restriction on the shares.  Amortization amounted to $0 and $25,875 for the three-months ended November 30, 2014, and November 30, 2013, respectively; and $51,750 and $105,975 for the nine-months ended November 30, 2014, and November 30, 2013, respectively.  Vesting of all shares was completed on August 31, 2014.

CONSULTING AGREEMENT WITH DIRECTOR

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 and $21,000 for the three-months and nine-months ended November 30, 2014, respectively.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through January 14, 2015, the date on which the financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in the financial statements.

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

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 for the three months ended November 30, 2014, and November 30, 2013, and $16,125 for the nine months ended November 30, 2014, and November 30, 2013.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

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

THREE MONTHS ENDED NOVEMBER 30, 2014 VS. NOVEMBER 30, 2013

Net sales increased 21.8% overall from $2,179,921 in the quarter ended November 30, 2013, to $2,655,155 in the quarter ended November 30, 2014.  The Company’s sales, compared with the same period in 2013, improved in both domestic and international markets, with sales increasing in the FREEDOM60® and RMS HIgH-Flo™ product lines. RES-Q-VAC® sales also improved.  The quarter’s net sales were an increase of 6.0% over the sales of $2,504,850 reported for the prior quarter ending August 31, 2014.

Net Operating Profit was $134,434 for the quarter ended November 30, 2014, as compared with $240,613 during the same period last year. This decline is attributable to increased R&D investment, increased sales and administrative costs, and legal costs associated with the engagement of Dechert LLP and other firms to strengthen our patent positions and represent us in litigation.  The rapid weakening of the Euro also resulted in a foreign exchange loss of $23,483 as compared to a gain of $3,910 in 2013.  Net income decreased from $161,954 for the quarter ended November 30, 2013, to $92,692 for the quarter ended November 30, 2014.  Despite the increase in sales compared to the prior quarter ending August 31, 2014, Net Operating Profit and Net Income decreased from $319,064 and $202,994, respectively.  Our fiscal third quarter has traditionally experienced a spike in sales and marketing costs due to the scheduling of a number of international and domestic trade shows, including the annual Medica show in Dusseldorf which provides the opportunity to meet our major international customers in one venue and the bi-annual European Society for Immunodeficiencies (ESID) in Prague, which provides additional exposure of our products to clinical professionals.  We also incurred legal costs not present in the second quarter, and added a production engineer and an international sales coordinator at the end of August.

Selling, General and Administrative costs increased from $975,731 in 2013 to $1,257,134 in 2014 due, in part, to salary and benefit costs, the expansion of the sales staff with the addition of a full-time representative in Europe and a coordinator for international sales in our US office, and legal costs associated with the engagement of Dechert LLP and other firms to review and strengthen our patent and litigation positions, partially offset by a reduction in the amortization of costs associated with the 2012 employee stock awards.

Cost of goods sold increased $220,424, or 25.8%, from $854,734 to $1,075,158 due, in part, to an increase in sales.  The gross profit margin decreased slightly this quarter to 59.5% compared with 60.8% for the same quarter in 2013, partially as the result of changes in product mix and a continuing shift in distribution channels.  A manufacturing engineer was added to the production department in the middle of August to assist in the introduction of new products and to implement additional efficiencies in our manufacturing lines.

Research and Development expenses increased $66,021, or 129.8%, from $50,864 in 2013 to $116,885 as a result of increased investment in new product development.

Depreciation and amortization expenses increased by $13,565 from $57,979 in 2013 to $71,544 in 2014 due to increased investment in capital and intellectual assets, including new equipment purchases, facility upgrades and patents associated with new products.

NINE MONTHS ENDED NOVEMBER 30, 2014 VS.  NOVEMBER 30, 2013

Net sales increased 28.6% overall from $6,064,265 for the nine-month period ended November 30, 2013, to $7,797,030 in the nine-month period ended November 30, 2014.  The Company’s sales improved in both domestic and international markets, with sales increasing in the FREEDOM60® and RMS HIgH-Flo™ product lines.  Despite an increase in third quarter RES-Q-VAC sales, nine-month sales in this product line declined as domestic demand softened and the Company continued to focus its sales efforts on higher growth infusion products.

Net Operating Profit was $694,597 for the nine months ended November 30, 2014, as compared with $501,284 during the same period last year.  This change is attributable to the increase in sales, which was partially offset by increases in cost of goods sold, substantially increased R&D investment, increased sales and administrative costs, and legal costs associated with the engagement of Dechert LLP and other firms to strengthen our patent positions and represent us in litigation.  The rapid weakening of the Euro toward the end of the third quarter resulted in an increase in currency exchange losses on sales to European customers, which rose from $7,080 in 2013 to $33,198 in 2014.  Net income increased from $326,017 to $453,742 in the nine-month period ended November 30, 2014.

Selling, General and Administrative costs increased from $2,890,679 in 2013 to $3,439,258 in 2014 due, in part, to the expansion of the sales staff with the addition of a full-time representative in Europe in February, the addition of a coordinator for international sales activities in our US office in August, and higher salary and benefit costs, partially offset by a reduction in the amortization of costs associated with the 2012 employee stock awards.

Cost of goods sold increased $684,184, or 28.9%, from $2,370,062 to $3,054,246 due to an increase in sales, increases in production and quality assurance staff, higher salary and benefit costs and changes in product mix and distribution channels.  The gross profit margin was virtually unchanged for the nine-month period ended November 30, 2014 at 60.8% compared to 60.9% for the same period in 2013.

Interest expense decreased to $512 in 2014 from $4,547 for the comparative nine-month period in 2013 as a result of retirement of long-term debt in 2013.

Research and Development expenses increased $274,971, or 208.7%, from $131,734 in 2013 to $406,705 because of increased investment in development of new products and enhancements to existing product lines.

Depreciation and amortization expenses increased by $31,718 from $170,506 in 2013 to $202,224 in 2014 due to increased investment in capital and intellectual assets, including new equipment purchases, facility upgrades and patents associated with new products.  We opened a second cleanroom in June, 2014, to increase production capacity and improve manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash provided from Operations was $392,187 for the nine months ended November 30, 2014, as compared with net cash provided by operations of $599,102 for the previous nine months ended November 30, 2013.  This change is primarily due to an increase in accounts payable, accrued expenses, and higher net income, offset by an increase in inventory levels.  Our cash position remained basically unchanged.  However, the increase in accounts payable as compared to the quarter ended August 31, 2014, reflected certain large invoices for operational and capital expenses that were paid in December.

Net cash from financing had a net change of $712,306.  In 2014, we received net cash proceeds of $273,000 from the sale of common stock, while in 2013 we expended $439,306 to retire high interest debt.

During the nine month period, we invested heavily in facility upgrades, patent and trademark protection, and new production equipment for products both in development and expected to be introduced in the upcoming year.  We also opened a second cleanroom in June.

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

On June 9, 2014, the Company created the new position of Chief Operating Officer.  Rick McWhorter, 66, who had been serving as a management consultant to the Company, was appointed to the position on an interim basis.  On December 19, 2014, Mr. McWhorter’s contract ended and Andrew Sealfon, CEO, assumed the additional role of COO.  The Company announced that Mr. McWhorter was expected to continue to consult on growth opportunities in the upcoming year.

BRANDING AND RECOGNITION

We continue to enhance marketing effects with an expanded schedule of advertising for our product lines in appropriate industry publications on a monthly basis.  The Company also exhibited at several infusion and EMS trade shows in the first and second quarters of the fiscal year.  We have also expanded our patient and provider outreach efforts.

FREEDOM60® SYRINGE INFUSION SYSTEM

The FREEDOM60® Syringe Infusion System, comprised of the FREEDOM60® Syringe Infusion Pump and RMS Precision Flow Rate Tubing™, is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60® is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable, cost effective and maintenance free, with no batteries to replace and no cumbersome IV pole.  For the infusion professional, FREEDOM60® delivers accurate infusion rates and uniform flow profiles providing consistent transfer of medication.

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

COMPETITION FOR THE FREEDOM60®

Competition for the FREEDOM60® for IgG consists mostly of electrically powered infusion devices that are more costly and can create high pressures during delivery that can cause complications for the administration of IgG.  However, there can be no assurance that other companies will not enter the market with competitive products that will have an adverse effect on our sales. There is a mechanical pump, manufactured by a competitor, which we do not believe to have FDA clearance, but may be available for sale in Europe.  The new pump uses a prior design of a simple coil spring which does not reproduce the constant pressure feature of the FREEDOM60®.

In expanded uses beyond SCIg, competition for FREEDOM60® would come from gravity bags and elastomeric pumps in addition to electric/electronic pumps.

There is the potential for new drugs to enter the market, such as using Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary and changing the market conditions for devices such as the FREEDOM60® Syringe Infusion System and RMS HIgH-Flo™ Subcutaneous Safety Needle Sets.  We believe the principle behind the FREEDOM60® is ideal for these new drug combinations, but there can be no assurance that these newer drugs will have the same needs and requirements as the current drugs being used.

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60®, or they may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

We are currently involved in legal proceedings with a competitor who has been offering accessories that can be used with the FREEDOM60®.

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

We continue actively pursuing a direct sales effort into the hospital market working with direct sales and several regional distributors in the respiratory market.  We also work with national regional distributors who are well represented in the hospital respiratory market.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPRO-MED SYSTEMS, INC.

January 14, 2015	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

January 14, 2015	/s/ Barry K. Short
Barry K. Short, Treasurer and Chief Financial Officer (Interim)