Form 10-K
period 2015-02-28
REPRO MED SYSTEMS INC
filed 2015-05-08
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2015

Commission File Number 0-12305

REPRO MED SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

NEW YORK	13-3044880
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

24 CARPENTER ROAD, CHESTER, NY	10918
(Address of Principal Executive Offices)	(Zip Code)

(845)-469-2042

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

Based on the closing sales price of August 31, 2014, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $9,388,203.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value was 38,006,667 at May 8, 2015, which excludes 2,340,625 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC., (“REPRO MED,” “RMS Medical Products,” “RMS” or the “Company”), was incorporated in the State of New York in March of 1980.  We design, manufacture, and market proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The United States Food and Drug Administration (the “FDA”) regulates these products.  Our development and marketing focus is primarily concentrated on the FREEDOM60® Syringe Infusion System and accessories, RMS HIgH-Flo™ Subcutaneous Safety Needle Sets, and the RES-Q-VAC® Portable Medical Suction System.

OUR PRODUCTS

FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion System (“FREEDOM60”), comprised of the FREEDOM60 Syringe Infusion Pump and RMS Precision Flow Rate Tubing™, is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60 is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable and maintenance free, with no batteries to replace. FREEDOM60 offers increased safety, greater reliability and an overall higher quality infusion.  For the infusion professional, FREEDOM60 delivers accurate infusion rates and class-leading flow performance. For the home infusion provider, FREEDOM60 can be used in place of electronic and disposable pumps.  FREEDOM60’s lower acquisition and operating costs free up significant working capital for growing infusion businesses.

The FREEDOM60 operates in “dynamic equilibrium,” that is, the pump finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses.  This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.  Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60 design maintains a safe constant pressure and thereby automatically reduces the flow rate as required, if problems of administration occur.

Ambulatory infusion pumps are most prevalent in the outpatient and home care market although we believe there is potential in the hospital setting as well.  Applications for the FREEDOM60 include the infusion of specialized drugs such as Immunoglobulin G (“IgG”), pain control, and chemotherapy.  We are expanding into intravenous antibiotics including the widely used yet challenging to administer Vancomycin, and beta lactams which require longer infusion times as a part of antimicrobial stewardship.  We have also found a following for FREEDOM60 for use in treating thalassemia with the drug Desferal®.  In Europe, we find additional success in using the FREEDOM60 for pain control, specifically post-operative epidural pain administration.

The FREEDOM60 provides a high-quality delivery to the patient at costs comparable to gravity-driven infusions and is designed for the home health care industry, patient emergency transportation, and for any time a low-cost infusion is required. We continue to meet milestones in building a product franchise with FREEDOM60 and the sale of RMS Precision Flow Rate Tubing. This positions us well to expand on the technology of dynamic equilibrium for other home infusion devices.

The FREEDOM60 use for treatment of primary immune deficiency diseases by administering IgG under the skin has continued to increase during the past year. The FREEDOM60 is the leading pump in the U.S. used to infuse immune globulin medicines such as Hizentra® and Gammagard® under the skin as a subcutaneous administration (“SCIg”).  For patients with Primary Immunodeficiency, Multifocal Motor Neuropathy, Idiopathic thrombocytopenic purpura, and Chronic Inflammatory Demyelinating Polyneuropathy, this method has provided vastly improved quality of life with much fewer unpleasant side effects over the traditional intravenous route.  There is evidence that indications for SCIg therapy will continue to expand to other disease states. The FREEDOM60 is an ideal system for this administration since the patient is able to self-medicate at home.  The pump is easily configured for this application, and the FREEDOM60 is the lowest cost infusion system available in a heavily cost constrained market.

In March, 2015, at the National Home Infusion Association Show in Phoenix, AZ, we introduced the FreedomEdge™ Syringe Infusion Pump (“FreedomEdge”).  The FreedomEdge has all the trusted technology of the FREEDOM60 in a new, smaller package for use with 20ml or 30ml syringe sizes, utilizing our existing RMS Precision Flow Rate Tubing.  The FreedomEdge is expected to appeal to IgG patients who do not need the larger dose capacity of the FREEDOM60 along with cephalosporin antibiotic infusion, deferoxamine administration, and foreign markets that prefer pumps with a smaller form factor.

RMS HIGH-FLO™ SUBCUTANEOUS SAFETY NEEDLE SETS

RMS HIgH-Flo Subcutaneous Safety Needle Sets (“HIgH-Flo”) are designed for self-administration of medicine under the skin. Our needles feature unique design elements specific to subcutaneous self-administration, including a 5-bevel back-cut needle designed for more comfort and less tissue damage. Our needle set design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. This proprietary hydraulic engineering for compatibility with the FREEDOM60 and FreedomEdge, guarantees the sensitivity of the system’s dynamic equilibrium.

Reflecting RMS’ dedication to clinician safety, the sets’ butterfly wing closures encase needles after use and help to protect against accidental needle stick injuries, an area of concern to the medical community.  The sets are called safety needle sets to reflect this safety feature as an integral part of every set.

We expanded the range of HIgH-Flo sets available, including a 24 gauge set for very high flow rates, to meet the delivery demands of new drugs on the market such as Hyqvia®.  HIgH-Flo sets are also being used in major clinical trials world-wide.

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC Portable Medical Suction System (“RES-Q-VAC”) is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The bottom-hinged one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals, disaster kits, mass casualty trailers, and wherever portable aspiration is a necessity, including backup support for powered suction systems.  Additional markets include nursing homes, hospice, sub-acute, dental and military applications.  The Full Stop Protection® filter and disposable features of the RES-Q-VAC reduce the risk of exposing the health professional to human immunodeficiency virus (“HIV”) or Tuberculosis (“TB”) when suctioning a patient or during post treatment cleanup.  All of the parts that connect to the pump are disposable.

A critical component and significant advantage of the RES-Q-VAC system is our Full Stop Protection® filter, a patented filtering system that both prevents leakage and overflow of the aspirated fluids, even at full capacity, and traps many air- and fluid-borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination.  Full Stop Protection meets the requirement of the Occupational Safety and Health Administration (“OSHA”) ‘Occupational Exposure to Blood Borne Pathogens” Code of Federal Regulations 29 1910.1030.  The Company has received a letter from OSHA confirming that the RES-Q-VAC with Full Stop Protection falls under the engineering controls of the blood borne pathogen regulation and that the product’s use would fulfill the regulatory requirements.

Centers for Disease Control (“CDC”) and World Health Organization continue to emphasize the importance of minimizing aerosol production during suctioning, in order to reduce the spread of pandemic and epidemic diseases such as Ebola and Influenza. At the current time, we believe that the RES-Q-VAC with Full Stop Protection is the only portable, hand-operated device to comply with CDC directives from 2003.

Hospitals are required under the Emergency Medical Treatment and Labor Act (“EMTALA”) regulations to provide emergency treatment to patients anywhere in the primary facility and up to 250 yards away.  The RES-Q-VAC ensures full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits.  We provide special hospital kits, which are fully stocked to meet all hospital applications, both adult and pediatric.

We continue actively pursuing a direct sales effort into the hospital market working with direct sales and several regional distributors in the respiratory market.  We also work internationally with distributors who are well represented in the hospital and emergency markets.

SALES AND DISTRIBUTION

FREEDOM60 systems are sold domestically through both direct sales efforts concentrated on large national accounts and through a network of medical device distributors.  Most of our sales are through distributors, one of which represents approximately 53% of our total revenue.

Internationally, we have FREEDOM60 distribution in Australia, Canada, Denmark, Estonia, Finland, France, Italy, Latvia, Lithuania, Norway, The Netherlands, Saudi Arabia, South Africa, Sweden and the United Kingdom. We believe that a single distributor in each country will be more predisposed to advertising, promoting, and building the product franchise, and we work closely with our distributors to promote our products.  Since February 2014, we have employed a sales representative based in Sweden to expand our efforts to add distributors in other countries.

RES-Q-VAC is sold domestically and internationally by emergency medical device distributors in approximately 25 countries. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.  We also sell directly to some physician offices, hospitals and other institutional customers.  We market the hospital RES-Q-VAC system through regional distributors specializing in the hospital respiratory care market.  We are expanding support in international markets where we believe RES-Q-VAC has higher potential.

During the fiscal year, we have expanded our efforts to market both of our main product lines at national and international trade shows. We support shows attended by our primary customers such as MEDICA, EMS Today, National Home Infusion Association Conference, Infusion Nurses Society, European Society for Immunodeficiencies and the Immune Deficiency Foundation’s regional meetings.

The table below presents our product mix for fiscal years 2015 and 2014 as a percentage of gross sales:

	FY 2015	FY 2014
	Percentage of Gross Sales	Percentage of Gross Sales

Infusion Products	95.1%	91.7%
Suction Products	4.9%	8.3%

RAW MATERIALS

Raw materials, consisting of components, molded parts and tubing, essential to our business are purchased from numerous suppliers worldwide in the ordinary course of business. Although most of these materials are generally available, we may at times experience shortages of supply. In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy.

The Company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases. RMS is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities.  Our product development team engages in consumer research, product development, current product improvement and testing activities, and also leverages our development capabilities by partnering with a network of outside resources.

We recently completed development of the FreedomEdge, a smaller version of the FREEDOM60, and introduced it at the National Home Infusion Association show in Phoenix, AZ, in March, 2015.  There is no assurance that this product, or any others under development, will result in net revenue or profit increases for the Company.

QUALITY ASSURANCE

RMS’ success depends upon the quality of its products.  Our quality management system plays an essential role in determining and meeting customer requirements, preventing defects, facilitating continuous improvement of the Company’s processes, products and services, and assuring the safety and efficacy of the Company’s products.

Each product that we market is required to meet specific quality standards, both in packaging and in product integrity and quality. If either of those is determined to be compromised at any time, we take corrective and preventive actions designed to ensure compliance with regulatory requirements and to meet customer expectations.

MARKETS

The domestic home infusion therapy market is comprised of approximately 4,500 sites of service, including local and national organizations, hospital-affiliated organizations, and national home infusion organizations, and produces approximately $9 - $11 billion in revenue annually*.  With insurance reimbursement for medical devices in decline, we believe that there is a need for a low-cost, effective alternative to electronic and expensive disposable intravenous (“IV”) administration devices for home care.

The ambulatory infusion market has been rapidly changing due to reimbursement issues.  Insurance reimbursement has drastically reduced the market share of high-end electronic type delivery systems as well as high-cost disposable non-electric devices, providing an opportunity for the FREEDOM60.  We believe market pressures have moved specialty pharmacies to consider alternatives to expensive electronic systems especially for new subcutaneous administrations, which usually cannot be done with gravity.  For cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe.  This is a low-cost option but has been associated with complications and is considered by many to be a higher-risk procedure.  Thus, the overall trend has been towards syringe pumps due to the low-cost of disposables.

There is evidence that indications for SCIg therapy will continue to expand to other disease states.  Manufacturers of various IgG medications have conducted, and are in process of conducting, trials of their drugs for applications other than primary immune deficiency diseases.  To the extent that these trials are successful and the FDA approves these new indications for use, we could see additional sales opportunities in the future.

*Ref: www.nhia.org/faqs.cfm and http://www.gao.gov/new.items/d10426.pdf

INSURANCE REIMBURSEMENT

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60.  They may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

In order to receive more favorable Medicare reimbursement for the FREEDOM60, we submitted a formal request for a Healthcare Common Procedures Coding System (“HCPCS”) coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (“SADMERC”).  It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carriers (“DMERC’s”) should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater.”  The new code significantly increases the reimbursement for the FREEDOM60 for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

Effects, if any, of the federal government’s Public Law 111-148, The Patient Protection and Affordable Care Act, on reimbursements for infusion pumps and related supplies and services cannot be stated with certainty at this time.

We are also closely watching for the effects of the Medicare Home Infusion Site of Care Act of 2015, which intends to amend the Social Security Act to allow the home to be a covered infusion site of care for Medicare beneficiaries.  If passed, it would take effect starting in 2016.  Currently, it appears the bill would encourage greater utilization of home infusion, increasing the potential market for FREEDOM60.

COMPETITION

The FREEDOM60

Competition for the FREEDOM60 for IgG includes electrically powered infusion devices, which are more costly and can create high pressures during delivery, which can cause complications for the administration of IgG. However, there can be no assurance that other companies, including those with greater resources, will not enter the market with competitive products which will have an adverse effect on our sales.

There is the potential for new drugs to enter the market which might change the market conditions for devices such as the FREEDOM60 and RMS HIgH-Flo Subcutaneous Safety Needle Sets (e.g. Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary).  We believe dynamic equilibrium (the principle behind the FREEDOM60) is ideal for new drug combinations, and that they might increase the size of the subcutaneous market, but there can be no assurance that newer drugs will have the same needs and requirements as the current drugs being used.

We are currently involved in legal proceedings with a competitor who has been offering accessories that can be used with the FREEDOM60 (see Item 3 – Legal Proceedings).

The RES-Q-VAC

We believe that the RES-Q-VAC is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-VAC™ from Laerdal Medical.  The V-VAC™ is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Another competitor is the Ambu® Res-Cue Pump™, a lower-cost product similar to our design, made in China.  We believe that the product is not as well made, as ergonomic, nor as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. We believe that Full Stop Protection substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use.  There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC provides improved protection for these users.

GOVERNMENT REGULATION

Full Stop Protection meets the requirement of OSHA described below. The Company has received a letter from OSHA confirming that the RES-Q-VAC with Full Stop Protection falls under the engineering controls of the blood borne pathogen regulation and that the products use would fulfill the regulatory requirements.

OSHA 29 Code of Federal Regulations 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of “... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective.” These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as our Full Stop Protection for RES-Q-VAC.  The Company has received a letter from OSHA indicating that RES-Q-VAC meets the intent of this regulation.

The FDA governs the development and manufacturing of all medical products. The FDA requires us to register our manufacturing facility, list our devices, file notice of intent to market new products, track the locations of certain products and to report any incidents of death or serious injury relating to the products with the FDA. We could become subject to civil and criminal penalties and/or recall seizure or injunctions if we fail to comply with regulations of the FDA.

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position. We do not use significant amounts of hazardous materials in the assembly of these products.

Periodically we are subject to inspections and audits by FDA inspectors and could be impacted by adverse findings. The last quality review by the FDA was in July 2012, which included, among other items, a review of complaints, quality controls, and documentation. The FDA inspection did not find any violations and no citations were issued.

The Company is International Organization for Standardization (“ISO”) 13845:2003 certified.

MANUFACTURING

The Company’s employees perform at the Company’s facility electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products.  Products are assembled using molded plastic parts acquired from several U.S. vendors and two suppliers located in Taiwan.  We also have a contractor, operating in Nicaragua, which makes certain subassemblies that we subsequently incorporate into final products in our Chester, NY, facility.  The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple vendors as suppliers, where practicable, that also offer mold-building capabilities as a service.

EMPLOYEES

As of February 28, 2015, we had 75 full time employees.

The Company carries insurance on the life of Andrew Sealfon, Chief Executive Officer, providing a death benefit of $3.1 million.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters and for manufacturing operations.

Currently, we are in year sixteen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $47,652 for the year ended February 28, 2015.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis. In Fiscal 2015, we paid $22,834 in rent and common charges for this space.

The Company owns a residence adjacent to our facility for use as additional office and research and development space.  We paid cash for the property in the amount of $0.2 million.

ITEM 3. LEGAL PROCEEDINGS

We commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement of claims of a patent of a competitor that alleged that our needle sets would infringe.  The defendant answered the complaint and asserted various counterclaims that we believe are without merit.  We have filed unfair competition claims against the competitor.  The parties are proceeding with discovery in the case.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 28, 2015, 38,006,667 shares were issued and outstanding and there were approximately 1,018 stockholders of record.

Our Common Stock is traded in the over-the-counter market. The following table sets forth the high and low closing bid quotations for the Common Stock, as reported by Nasdaq.com, for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

2015 QUARTER ENDED
February 28, 2015	$0.49	$0.38
November 30, 2014	$0.42	$0.29
August 31, 2014	$0.36	$0.23
May 31, 2014	$0.25	$0.16

2014 QUARTER ENDED
February 28, 2014	$0.23	$0.18
November 30, 2013	$0.24	$0.20
August 31, 2013	$0.24	$0.20
May 31, 2013	$0.25	$0.20

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made by management and information currently available.

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60, availability of sufficient capital to continue operations and dependence on key personnel. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital to develop and market new products, acceptance in the marketplace of new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals and attracting and maintaining key personnel that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDUSTRY TRENDS

The healthcare industry has seen huge changes in reimbursement and medical insurance during the past decade.  In the U.S., the Affordable Health Care Act was created in part to address the rising costs of medical care and ensure greater efficacy of treatments.  One trend that is significantly impacting the costs of health care is moving treatments out of the hospital and into the home.  Our products are specifically designed for home care infusions, and we expect this trend towards home care infusions to continue and to accelerate.

In Europe, governments have recognized that the increases in health care costs are unsustainable, and are moving towards home care health services as quickly as possible.  Thus we expect the home care infusion market to continue to expand worldwide.

While many countries are attempting to reduce reimbursement and simply lower costs, there is also a trend towards proving efficacy. In the U.S., when patients require additional treatments for the same illness, the responsibility falls back onto the health care provider who must pick up the cost of any additional treatments.  We believe that health systems which consider the outcomes of the treatment will find that our infusion systems are not only cost effective but also have proven favorable outcomes.

KEY PERFORMANCE INDICATORS

Management reviews and analyzes several key performance indicators in order to manage our business and assess quality of, potential variability of, our earnings and cash flows.  These key performance indicators include:

•	Net Sales – which is an indicator of our overall business growth:

•

Gross Profit – is a key factor in the relative strength of our products as gross profits enable us to generate cash to maintain marketing support and research and development, and therefore improve market share;

•	Operating Expenses – outright and as a percentage of net sales, which is an indicator of the efficiency of our business and our ability to manage to our business plan.

FISCAL YEAR END

The Company’s fiscal year end is February 28.

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2015 compared to Fiscal Year Ended February 28, 2014

Net Sales

The following table summarizes our net sales for the years ended February 28, 2015 and 2014:

	Year Ended February 28,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$9,089,413	$6,975,173	$2,114,240	30.3%	80.8%	80.2%
International	2,155,247	1,723,679	431,568	25.0%	19.2%	19.8%
Total	$11,244,660	$8,698,852	$2,545,808	29.3%

Net sales for the year ended February 28, 2015, increased 29.3% to $11.2 million up from $8.7 million for the same period last year. Both our domestic and international markets grew each at a strong pace, 30.3% and 25.0% respectively.

Our infusion products, which include the FREEDOM60 Syringe Infusion System (“FREEDOM60”) and RMS HIgH-Flo Subcutaneous Safety Needle Sets drove this increase.  We have concentrated the majority of our efforts in our infusion product lines, specifically towards subcutaneous immune globulin (“SCIG”) applications in both domestic and international markets.  We anticipate sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the FREEDOM60 that we believe will expand this market even further. In addition, we expect many of the SCIG providers and others will see benefit in using the FREEDOM60 system for additional uses, such as antibiotics, chemotherapeutics, and pain medications.

Gross Profit

Our gross profit for the years ended February 28, 2015 and 2014 is as follows:

	Year Ended February 28,		Change from Prior Year
	2015	2014	$	%
Gross Profit	$6,687,699	$5,310,078	$1,377,621	25.9%
Stated as a Percentage of Net Sales	59.5%	61.0%

Gross profit increased $1.4 million or 25.9% in 2015, as compared to 2014, driven by higher net sales.  Gross profit as a percentage of net sales was down 1.5 basis points compared to 2014, mostly due to higher salary and related costs on the production line.

Cost of goods sold increased $1.2 million due to higher salary and related costs in production to meet the increased unit sales volume, increases in prices of raw materials, and a shift in product mix to somewhat less profitable items.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the years ended February 28, 2015 and 2014 are as follows:

	Year Ended February 28,		Change from Prior Year
	2015	2014	$	%
Selling, general and administrative	$4,788,279	$3,851,298	$936,981	24.3%
Research and development	468,154	218,150	250,004	114.6%
	$5,256,433	$4,069,448	$1,186,985	29.2%
Stated as a Percentage of Net Sales	46.7%	46.8%

Selling, general and administrative expenses increased to $4.8 million in Fiscal 2015, up 24.3% from $3.9 million last year.   Of the $0.9 million increase, $0.6 million is due to salary related increases relating to our expansion in our international region and our increase in sales and marketing resources in our corporate offices to support company-wide initiatives to maintain our customer base and increase sales both domestically and internationally for both the FREEDOM60 and RMS HIgH-Flo Subcutaneous Safety Needle Sets.  There was also an increase in non-recurring consulting fees of $0.2 million related to operational improvements and an increase in legal fees of $0.1 million related to our litigation with a competitor.

Research and development expenses increased to $0.5 million, up $0.3 million or 114.6% from $0.2 million in fiscal 2014, primarily due to an increase in staff, and regulatory and laboratory services associated with investigation and development of new products. There can be no assurance that our research and development will result in commercially successful products, but we believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach.

Depreciation and amortization

Depreciation and amortization expense increased by 21.9% up to $0.3 million in fiscal 2015 compared with $0.2 million in fiscal 2014 as a result of continued investment in capital assets and patents.

Net Income

	Year Ended February 28,		Change from Prior Year
	2015	2014	$	%
Net Profit	$753,117	$703,429	$49,688	7.1%
Stated as a Percentage of Net Sales	6.7%	8.1%

Our net income for the fiscal year ended 2015 was $0.8 million, $0.1 million or 7.1% higher than fiscal 2014.   This increase is due to an increase of $2.5 million in net sales, offset by an increase in cost of goods sold of $1.2 million due to higher salary and related costs in production to meet the increased volume of unit sales, increases in raw materials and a shift in product mix.  Further offsetting net sales were increased selling, general and administrative expenses and research and development costs of $1.2 million, most of which was salary and related expenses associated with our efforts to expand internationally and to increase our resources in our selling and marketing departments, as well as increased legal fees of $0.1 million to defend ourselves in a lawsuit against a competitor and higher consulting fees of $0.2 million related to operational improvements.   We also had an increase in foreign exchange losses of $0.1 million as a result of the sustained decline in the value of the Euro relative to the U.S. dollar over the last three quarters of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $2.6 million as of February 28, 2015, and positive cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of February 28, 2015, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the SCIG market and this market is expected to continue to increase both domestically and internationally. We continued to experience an increase in sales during the year ending February 28, 2015.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Year Ended February 28, 2015	Year Ended February 28, 2014
Net cash provided by operating activities	$826,099	$954,388
Net cash used in investing activities	(744,981)	(218,005)
Net cash provided by (used in) financing activities	248,719	(439,306)

Operating Activities

Net cash provided by operating activities of $0.8 million for the fiscal year ended February 28, 2015, was primarily attributable to our net income of $0.8 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, $0.1 million of deferred compensation costs and a decrease in accounts receivable of $0.1 million, offset mostly by increased inventory levels of $0.4 million.  Net cash provided by operating activities of $1.0 million for the fiscal year ended February 28, 2014 was primarily attributable to our net income of $0.7 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, $0.1 million of deferred compensation costs and decreased inventory levels of $0.3 million, offset by an increase in accounts receivable of $0.6 million.

Investing Activities

Our net cash used in investing activities of $0.7 million for the fiscal year ended February 28, 2015, was primarily attributable to capital expenditures related to purchases of manufacturing equipment and tooling, installation of a new clean room and patent costs.  Our net cash used in investing activities of $0.2 million for the fiscal year ended February 28, 2014, was primarily attributable to capital expenditures and patent costs.

Financing Activities

Net cash provided by financing activities of $0.2 million for the fiscal year ended February 28, 2015, was primarily attributable to the sale of securities.  Net cash used in financing activities of $0.4 million for the fiscal year ended February 28, 2014, was primarily the result of payment of a note payable to related parties.  The note was paid in full in May 2013.

Lease commitments

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters and for manufacturing operations.  We are in year sixteen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $47,652 for the year ended February 28, 2015.

We also lease warehouse space in a nearby industrial park on a year-to-year basis.  In fiscal 2015, we paid $22,834 in rent and common charges for this space.

ACCOUNTING POLICIES

Preparation in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates are based on our best knowledge of current events and actions we may undertake in the future.  Estimates used in accounting are, among other items, allowance for excess and obsolete inventory, useful lives for depreciation and amortization of long lived assets, contingencies and allowances for doubtful accounts.  Actual results may ultimately differ from our estimates, although we do not generally believe such differences would materially affect the financial statements in any individual year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (’‘IFRS’’) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Repro Med Systems, Inc.

Chester, New York

We have audited the accompanying balance sheet of Repro Med Systems, Inc. as of February 28, 2015, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro Med Systems, Inc. as of February 28, 2015, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail, Merkel, Quinn & Associates, P.C.

Scranton, Pennsylvania

May 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Repro Med Systems, Inc.

Chester, New York

We have audited the accompanying balance sheet of Repro Med Systems, Inc. as of February 28, 2014, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro Med Systems, Inc. as of February 28, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

May 29, 2014

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	February 28,	February 28,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,557,235	$2,227,398
Certificates of deposit	259,789	258,590
Accounts receivable less allowance for doubtful accounts of $29,865 and $26,450 for February 28, 2015, and February 28, 2014, respectively	1,623,695	1,744,813
Inventory	1,226,636	818,723
Prepaid expenses	240,688	245,767
TOTAL CURRENT ASSETS	5,908,043	5,295,291
Property and equipment, net	1,161,432	839,059
Patents, net of accumulated amortization of $134,552 and $119,436 at February 28, 2015 and February 28, 2014, respectively	180,558	43,305
Other Assets	31,140	31,053
TOTAL ASSETS	$7,281,173	$6,208,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	243,217	246,622
Accrued expenses	304,041	263,465
Accrued payroll and related taxes	121,917	72,976
Accrued income tax liability	—	166,358
Total Current Liabilities	691,656	771,902
Deferred capital gain - less current portion	67,454	89,936
Deferred tax liability	248,607	155,000
Total Liabilities	1,007,717	1,016,838
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,347,292 and 38,936,667 shares issued; 38,006,667 and 36,661,667 shares outstanding at February 28, 2015, and February 28, 2014, respectively	403,473	389,367
Additional paid-in capital	3,855,188	3,512,294
Retained earnings	2,237,076	1,483,959
	6,495,737	5,385,620
Less: Treasury stock, 2,340,625 shares and 2,275,000 shares at February 28, 2015, and February 28, 2014, respectively, at cost	(166,281)	(142,000)
Less: Deferred compensation cost	(56,000)	(51,750)
TOTAL STOCKHOLDERS’ EQUITY	6,273,456	5,191,870
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,281,173	$6,208,708

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	February 28,	February 28,
	2015	2014

NET SALES	$11,244,660	$8,698,852
Cost of goods sold	4,556,961	3,388,774
Gross Profit	6,687,699	5,310,078

OPERATING EXPENSES
Selling, general and administrative	4,788,279	3,851,298
Research and development	468,154	218,150
Depreciation and amortization	283,875	232,959
Total Operating Expenses	5,540,308	4,302,407

Net Operating Profit	1,147,391	1,007,671

Non-Operating Expense/(Income)
Interest expense	512	4,547
Loss on foreign currency exchange	77,966	97
Interest and other income	(5,623)	(7,426)

INCOME BEFORE TAXES	1,074,536	1,010,453

Income Tax Expense	321,419	307,024

NET INCOME	$753,117	$703,429

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,634,064	36,661,667
Diluted	37,634,064	36,661,667

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

			Additional			Deferred	Total
	Common Stock		Paid-in	Retained	Treasury	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Cost	Equity

BALANCE, FEBRUARY 28, 2013	38,936,667	$389,367	$3,512,294	$780,530	$(142,000)	$(183,600)	$4,356,591

Amortization of deferred compensation cost	—	—	—	—	—	131,850	131,850

Net income for the year ended February 28, 2014	—	—	—	703,429	—	—	703,429

BALANCE, FEBRUARY 28, 2014	38,936,667	389,367	3,512,294	1,483,959	(142,000)	(51,750)	5,191,870

Issuance of common stock for employee stock awards	420,000	4,200	79,800	—	—	(84,000)	—

Issuance of common stock	1,000,000	10,000	263,000	—	—	—	273,000

Cancellation of Unvested common Stock	(9,375)	(94)	94	—	—	—	—

Purchase of treasury common stock	—	—	—	—	(24,281)	—	(24,281)

Amortization of deferred compensation cost	—	—	—	—	—	79,750	79,750

Net income for the year ended February 28, 2015	—	—	—	753,117	—	—	753,117

BALANCE, FEBRUARY 28, 2015	40,347,292	$403,473	$3,855,188	$2,237,076	$(166,281)	$(56,000)	$6,273,456

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,	February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$753,117	$703,429
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	79,750	131,850
Depreciation and amortization	283,875	232,959
Deferred capital gain - building lease	(22,482)	(22,478)
Deferred taxes	93,607	(49,000)
Loss on disposal of fixed assets	281	—
Allowance for returns and doubtful accounts	7,366	3,638
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	113,752	(633,604)
(Increase) Decrease in inventory	(407,913)	331,406
Decrease (Increase) in prepaid expense	5,079	(65,116)
(Increase) Decrease in other assets	(87)	29,316
(Decrease) Increase in accounts payable	(3,405)	136,264
Increase in accrued payroll and related taxes	48,941	22,781
Increase in accrued expense	40,576	93,675
(Decrease) Increase in accrued income tax liability	(166,358)	39,268
NET CASH PROVIDED BY OPERATING ACTIVITIES	826,099	954,388

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(591,413)	(188,686)
Payments for patents	(152,369)	(27,738)
Purchase of certificates of deposit	(1,199)	(1,581)
NET CASH USED IN INVESTING ACTIVITIES	(744,981)	(218,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note payable to related parties	—	(437,832)
Payments on note payable	—	(1,474)
Purchase of treasury stock	(24,281)	—
Proceeds from sale of securities, net of legal and other fees of $15,000	273,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	248,719	(439,306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	329,837	297,077
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,227,398	1,930,321
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,557,235	$2,227,398

Supplemental Information
Cash paid during the years for:
Interest	$512	$4,547
Taxes	$494,891	$317,773
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$84,000	$—

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

NOTE 1       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications. The Food and Drug Administration (the “FDA”) regulates these products. The Company operates as one segment.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company holds cash in excess of $250,000 at multiple depositories, which exceeds the FDIC insurance limits and is, therefore, uninsured.

At February 28, 2015, cash equivalents consisted of money market funds aggregated to $1.4 million.

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.4% to 0.55% and mature in April 2015 and February 2016.

INVENTORY

Inventories of raw materials are stated at the lower of standard cost, which approximates average cost, or market value including allocable overhead. Work-in-process and finished goods are stated at the lower of standard cost or market value and include direct labor and allocable overhead.

PATENTS

Costs incurred in obtaining patents have been capitalized and are being amortized over the legal life of the patents.

INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2011 are subject to examination by income tax authorities.

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

	Fiscal Year Ended
	February 28, 2015	February 28, 2014

Net income	$753,117	$703,429

Weighted Average Outstanding Shares:
Outstanding shares	37,634,064	36,661,667
Option shares includable	—	—
	37,634,064	36,661,667

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through May 8, 2015, the date on which the financial statements were issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

REVENUE RECOGNITION

Sales of manufactured products are recorded when shipment occurs. The Company’s revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs generally are billed to customers and are included in sales. The Company generally does not accept return of goods shipped unless it is a Company error. The only credits provided to customers are for defective merchandise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (’‘IFRS’’) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of February 28, 2015, the Company does not believe that any of its assets are impaired.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2       INVENTORY

Inventory consists of:

	February 28, 2015	February 28, 2014

Raw materials	$779,797	$410,468
Work in progress	49,445	145,264
Finished goods	471,883	377,585
	1,301,125	933,317

Less: reserve for obsolete inventory	74,489	114,594
Inventory, net	$1,226,636	$818,723

NOTE 3       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	February 28, 2015	February 28, 2014	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	887,959	967,483	3-10 years
Manufacturing equipment and tooling	963,843	1,473,827	3-12 years
	2,076,926	2,666,434

Less: accumulated depreciation	915,494	1,827,375
Property and equipment, net	$1,161,432	$839,059

Depreciation expense was $268,759 and $225,613 for the years ended February 28, 2015, and February 28, 2014, respectively.  We wrote off $1,178,196 in fully depreciated assets in 2015.

NOTE 4       RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the CEO. The lease payments were $21,500 for each of the years ended February 28, 2015, and February 28, 2014. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year sixteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

CONSULTING SERVICES

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $28,000 for the year ended February 28, 2015.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

NOTE 5       LONG-TERM DEBT

In February 2009, the Company was granted a loan from a now former director of the Company for $0.7 million, payable in 144 monthly installments of $5,754 at a rate of 6.00% interest. The Company issued the director 755,000 shares of common stock at the price of $0.11 per share in June 2009 further to reduce the debt. The loan was repaid in full in May, 2013.

NOTE 6       STOCKHOLDERS’ EQUITY

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization. The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to $51,750 and $131,850 for the years ended February 28, 2015, and February 28, 2014, respectively.

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60 Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period. Amortization amounted to $28,000 for the year ending February 28, 2015.

On August 8, 2014, we executed an agreement with Horton Capital Partners Fund, an institutional investor based in Philadelphia, PA, to sell one million shares of our common stock and warrants to purchase an additional one million shares of common stock at an exercise price of $0.45 per share.  The aggregate purchase price was $0.3 million.

NOTE 7       STOCK OPTIONS

There were no outstanding options as of February 28, 2015, and February 28, 2014.

NOTE 8       SALE-LEASEBACK TRANSACTION - OPERATING LEASE

On February 25, 1999, the Company entered into a sale-leaseback arrangement whereby the Company sold its land and building at 24 Carpenter Road in Chester, New York and leased it back for a period of twenty years. The leaseback is accounted for as an operating lease. The gain of $0.5 million realized in this transaction has been deferred and is amortized to income in proportion to rental expense over the term of the related lease.

At February 28, 2015, minimum future rental payments are:

Year	Minimum Rental Payments

2016	$132,504
2017	132,504
2018	132,504
2019	132,504
$530,016

Rent expense for the years ended February 28, 2015, and February 28, 2014, aggregated $132,504.

NOTE 9       FEDERAL AND STATE INCOME TAXES

The provision for income taxes consisted of at February 28, 2015, and February 28, 2014:

	2015	2014

State income tax:
Current, net of refund	$1,000	$984
Federal income tax:
Deferred	102,087	(49,000)
Current	218,332	355,040
Total	$321,419	$307,024

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	2015	2014

Income before tax	$1,074,536	$1,010,453
Computed expected tax	$365,342	$343,554
State income and franchise tax/(refund)	660	984
Other	(44,583)	(37,514)
Provision for taxes	$321,419	$307,024

The components of deferred tax liabilities at February 28, 2015, and February 28, 2014, respectively, are as follows:

	2015	2014

Deferred compensation cost	$(19,040)	$(17,595)

Depreciation and amortization	(239,660)	(137,405)
Allowance for bad debts and other	10,093	—
Deferred tax liabilities	$(248,607)	$(155,000)

NOTE 10       MAJOR CUSTOMERS

For the years ended February 28, 2015, and February 28, 2014, approximately, 52.9% and 39.9%, respectively, of the Company’s gross product revenues were derived from one major customer.  At February 28, 2015, and February 28, 2014, accounts receivable due from this customer were $1.0 million and $0.7 million, respectively.

The largest customer in both years is a domestic medical products and supplies distributor.  Although a number of larger infusion customers have elected to consolidate their purchases through one or more distributors in recent years, we continue to maintain a strong direct relationship with them.  We do not believe that their continued purchases of FREEDOM60 pumps, tubing, needle sets and related supplies is contingent upon the distributor.

NOTE 11       LEGAL PROCEEDINGS

We commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement of claims of a patent of a competitor that alleged that our needle sets would infringe.  The defendant answered the complaint and asserted various counterclaims that we believe are without merit.  We have filed unfair competition claims against the competitor.  The parties are proceeding with discovery in the case.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2014 Radin Glass & Co., LLP, resigned as the Company’s independent registered public accounting firm, as approved by the board of directors.  Radin Glass & Co., LLP’s, report on the Company’s financial statements for the two fiscal years ended February 28, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended February 28, 2014 and 2013, as well as the interim period preceding the resignation of Radin Glass & Co., LLP, there were no disagreements or reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”) between the Company and Radin Glass & Co., LLP, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Radin Glass & Co., LLP, would have caused Radin Glass & Co., LLP, to make a reference to the subject matter of the disagreement or reportable event in connection with the issuance of its audit reports.

On October 31, 2014, the Company’s Board of Directors approved the engagement of McGrail Merkel Quinn & Associates, P.C. as the Company’s independent registered public accounting firm for the year ending February 28, 2015.  McGrail Merkel Quinn & Associates, P.C.’s engagement as the Company’s independent registered public accounting firm commenced on October 31, 2014.

During the years ended February 28, 2014 and February 28, 2013, and through October 30, 2014, neither the Company nor anyone on its behalf has consulted with McGrail Merkel Quinn & Associates, P.C. with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that McGrail Merkel Quinn & Associates, P.C. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2015. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28, 2015, the Company maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

Name	Age	Position / Held Since

Andrew I. Sealfon	69	President 1980,
		Chairman 1989,
		Director 1980,
		Chief Executive Officer 1986

Karen Fisher	49	Chief Financial Officer and Treasurer 2015

Paul Mark Baker	64	Director 1991

Mark Pastreich	85	Director 2011

Arthur J. Radin	77	Director 2015

Brad A. Sealfon	27	Director 2013

Mr. Andrew Sealfon is deemed a “parent” and “promoter” as those terms are defined under the Securities Act of 1933 as amended.

All directors hold offices until the next annual meeting of stockholders or until their successors are elected.  Executive officers hold office at the discretion of the Board of Directors.

Mr. Andrew Sealfon co-founded Repro Med Systems, Inc. in 1980.  He is an electrical engineer and inventor and has been granted numerous U.S.  patents.  Mr. Sealfon is a graduate of Lafayette College.

Ms. Fisher has more than 18 years of financial experience at a variety of industries, most recently serving as Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company, from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a BS in accounting.

Dr. Baker earned a medical degree from Cornell University Medical College. He is a practicing pediatrician and is attending at Department of Pediatrics Horton Memorial Hospital, Middletown, New York, and attending at New York Hospital-Cornell Medical Center in New York City. Dr. Baker assisted us in the development of the RES-Q-VAC Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC® in a letter to LANCET, a medical journal.  Dr. Baker is currently consulting with the Company to provide clinical research and support services related to new and enhanced applications for the FREEDOM60 and FreedomEdge.

Mr. Pastreich is a businessman, and a longtime real estate investor and broker. He has served on numerous for-profit and not-for-profit boards. Among his other various real estate holdings, he is presently a partner in Casper Creek LLC, which owns the building leased by the Company.

Mr. Radin was appointed to the Board of Directors in January, 2015.  Mr. Radin, who started his career at Touche Ross & Co., has been a partner in public accounting firms for 45 years.  He was with Radin, Glass & Co., the Company’s former independent auditors, from 1998 until January 2015 when he joined Janover LLC.  He is a member of the New York State Society of Certified Public Accountants Editorial Board.  Mr. Radin received a BA degree from Columbia College and a Masters in Business Administration from New York University.

Mr. Brad Sealfon joined the board in November, 2013.  An employee of the company since 2011, he currently holds the position of Marketing Manager.  Mr. Sealfon is the son of Andrew Sealfon, the Company’s President and Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, President, received $408,333 in salary and bonus during the fiscal year ended February 28, 2015.  Mr. Sealfon received a grant of restricted stock in 2012 which vested over a two-year period.

Karen Fisher, Chief Financial Officer, received $30,417 in salary and bonus during the fiscal year ended February 28, 2015.

Barry K. Short, the company’s Interim Chief Financial Officer from June 9, 2014, through January 28, 2015, and current Director of Administration, received $135,000 in salary and bonus during the fiscal year ended February 28, 2015.  Mr. Short received a grant of restricted stock in 2012 which vested over a two-year period.

Mike R. Boscher, the Company’s Chief Financial Officer until June 9, 2014, received $102,083 in salary, bonus and severance during the fiscal year ended February 28, 2015.  Mr. Boscher received a grant of restricted stock in 2012 which vested over a two-year period.  As part of his severance arrangement, the Company purchased Mr. Boscher’s vested shares at the market price as of the date of the severance agreement.

Officers are reimbursed for travel and other expenses incurred on behalf of the Company. We offer an optional 401(k) savings plan with a company matching component to all full-time employees with 90 days of service.

	Summary Compensation
Name & Position	Year	Salary

Andrew I. Sealfon, President & CEO*	2015	$408,333
	2014	$325,000

Karen Fisher, CFO (effective January 28, 2015)**	2015	$30,417

Barry K. Short, Interim CFO (June 9, 2014 – January 28, 2015)	2015	$135,000

Mike R. Boscher, CFO (through June 9, 2014)	2015	$102,083
	2014	$184,033

__________

* Mr. Sealfon is provided with an automobile that has been paid for in full by the Company.

** Ms. Fisher has an employment agreement with the Company which was entered into on January 15, 2015.  Ms. Fisher’s annual compensation is $185,000, plus bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 8, 2015, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal Stockholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon*	8,267,250	21%	(1)
Dr. Paul Mark Baker	1,801,180	5%	(2)
Mark Pastreich	376,500	1%	—
Arthur J. Radin	20,000	—	—
Brad A. Sealfon	15,000	—	—

All Directors and Officers as a Group	10,479,930	27%	—

Horton Capital Partners Fund, LP	3,304,626	8%	(3)

Total of all Directors, Offices and 5% stockholders	13,784,556	35%	—

__________

*Andrew I. Sealfon is deemed a “parent” and a “promoter” of Repro Med Systems, Inc., as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include approximately 300,000 shares of common stock owned by Mr. Andrew Sealfon’s wife, 15,000 shares of common stock held by Mr. Sealfon’s son, Brad A. Sealfon, or 15,000 shares of common stock held by Mr. Sealfon’s daughter, Carolyn Sealfon, as to which Mr. Sealfon disclaims beneficial ownership.

(2) Includes beneficial shares owned by Andrea Baker, Dr. Baker’s wife.

(3) As part of its investment in the Company in August, 2014, Horton Capital Partners Fund, LP, was issued warrants to purchase up to 1.0 million shares additional shares of common stock at an exercise price of $0.45 per share.  The warrants expire in August, 2019.

Certain shares and/or options, which have been disclosed above, were issued to officers, directors, or 10% shareholders. The Company has reminded each of said directors to file an SEC Form 3, 4, or 5 as applicable, with respect to such stock issuances, option grants and other stock transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Andrew Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of the fiscal years 2015 and 2014. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2009, the Company borrowed $0.7 million from a now former director of the Company, at 6% interest per annum. In June 2009, 755,000 shares of stock were issued to the director at $0.11 per share to reduce the debt. This loan was fully repaid in May, 2013.

In February 2011, the Company added Mr. Mark Pastreich as a director. Mr. Pastreich is a principal in the company that owns the building leased by the Company. The Company is in year fifteen of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $28,000 for the year ended February 28, 2015.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, P.C. and Radin, Glass & Co., LLP, independent registered public accounting firms, for professional services rendered for the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees

Audit Fees (1)	$ 39,000	$ 40,000
Tax Returns & Consulting Services (2)	—	$ 10,000

__________

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2015, and February 28, 2014, respectively.

(2)	Includes tax preparation and compliance fees for 2014.

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

The Financial Statement Schedules are filed in Part II, Item 8 hereof.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3(i)

Articles of Incorporation dated March 7, 1980; as amended September 18, 1980; October 12, 1982; November 11, 1986 and November 17, 1987 (previously filed with the Form 10-Q for the quarter ended November 30, 2013, and incorporated by reference).

3(ii)	By-Laws, by reference from the Annual Report on Form10-K of REPRO MED SYSTEMS, INC., for the fiscal year ended February 1987 (previously filed and incorporated by reference).
4.1	Securities Purchase Agreement with Horton Capital Partners Fund, L.P. dated August 8, 2014, filed herewith.
10.1	Executive Employment Agreement for Karen Fisher, Chief Financial Officer dated January 15, 2015 (previously filed and incorporated by reference).
14.1

Acknowledgement of Receipt and Understanding of Code of Ethics for Officers, Directors, and Employees of REPRO MED SYSTEMS, INC., and Federal Securities Law Prohibitions as to use of Insider Information (previously filed and incorporated by reference).

14.2	Code of Ethics for Officers, Directors, and Employees of REPRO MED SYSTEMS, INC. (previously filed and incorporated by reference).
14.3	Federal Securities Law Considerations for Management of REPRO MED SYSTEMS, INC. (previously filed and incorporated by reference).
31.1	Certification of the Principal Executive Officer of registrant required under Section 302of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer and Treasurer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer and Treasurer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.
101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended February 28, 2015), furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2015.

REPRO MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 8, 2015.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, and Principal Executive Officer

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Arthur J. Radin

Arthur J. Radin, Director

/s/ Brad A. Sealfon

Brad A. Sealfon, Director