Form 10-Q
period 2015-05-31
REPRO MED SYSTEMS INC
filed 2015-07-10
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

As of July 10, 2015, 38,006,667 shares of common stock, $.01 par value per share, were outstanding, which excludes 2,340,625 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,
	2015	February 28,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,470,636	$2,557,235
Certificates of deposit	259,789	259,789
Accounts receivable less allowance for doubtful accounts of $31,581 and $29,865 for May 31, 2015 and February 28, 2015, respectively	1,474,510	1,623,695
Inventory	1,412,636	1,226,636
Prepaid expenses	409,013	240,688
TOTAL CURRENT ASSETS	6,026,584	5,908,043
Property and equipment, net	1,156,289	1,161,432
Patents, net of accumulated amortization of $137,390 and $134,552 at May 31, 2015 and February 28, 2015, respectively	214,076	180,558
Other assets	31,140	31,140
TOTAL ASSETS	$7,428,089	$7,281,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	397,492	243,217
Accrued expenses	238,435	304,041
Accrued payroll and related taxes	245,802	121,917
TOTAL CURRENT LIABILITIES	904,210	691,656
Deferred capital gain - less current portion	61,836	67,454
Deferred tax liability	246,227	248,607
TOTAL LIABILITIES	1,212,273	1,007,717

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,347,292 shares issued; 38,006,667 shares outstanding	403,473	403,473
Additional paid-in capital	3,855,188	3,855,188
Retained earnings	2,172,436	2,237,076
	6,431,097	6,495,737
Less: Treasury stock, 2,340,625 shares at cost	(166,281)	(166,281)
Less: Deferred compensation cost	(49,000)	(56,000)
TOTAL STOCKHOLDERS’ EQUITY	6,215,816	6,273,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,428,089	$7,281,173

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31,
	2015	2014

NET SALES	$2,630,545	$2,637,021
Cost of goods sold	1,112,686	1,110,771
Gross Profit	1,517,859	1,526,250

OPERATING EXPENSES
Selling, general and administrative	1,478,339	1,094,065
Research and development	53,665	131,396
Depreciation and amortization	64,719	59,690
Total Operating Expenses	1,596,723	1,285,151

Net Operating (Loss)/ Profit	(78,864)	241,099

Non-Operating Income/(Expense)
Gain (Loss) currency exchange	(15,070)	1,844
Gain (Loss) on disposal of fixed assets	(4,606)	—
Interest and other income	1,103	1,209
TOTAL OTHER INCOME (EXPENSES)	(18,573)	3,053

(LOSS)/INCOME BEFORE TAXES	(97,437)	244,152

Income Tax Benefit/(Expense)	32,797	(86,096)

NET (LOSS)/INCOME	$(64,640)	$158,056

NET (LOSS)/INCOME PER SHARE

Basic	$—	$—
Diluted	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,006,667	37,081,667
Diluted	38,006,667	37,081,667

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(64,640)	$158,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred compensation cost	7,000	32,875
Depreciation and amortization	64,719	59,690
Deferred capital gain - building lease	(5,618)	(5,620)
Loss on disposal of fixed assets	4,606	—
Allowance for returns and doubtful accounts	951	1,109
Deferred taxes	(2,380)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	148,234	89,334
Increase in inventory	(186,000)	(205,862)
(Increase) Decrease in prepaid expense	(168,325)	(141,198)
Increase in accounts payable	154,275	273,690
Increase in accrued payroll and related taxes	123,885	(11,432)
Increase (Decrease) in accrued expense	(65,606)	55,451
Decrease in accrued tax liability	—	(40,403)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,101	265,690

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(61,344)	(91,427)
Payments for patents	(36,356)	(62,913)
NET CASH USED IN INVESTING ACTIVITIES	(97,700)	(154,340)

CASH FLOWS FROM FINANCING ACTIVITIES
None	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(86,599)	111,350
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,557,235	2,227,398
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,470,636	$2,338,748

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$—	$126,500

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$—	$84,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2015, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of May 31, 2015, and the results of operations and cash flow for the three-month periods ended May 31, 2015, and 2014.

The results of operations for the three months ended May 31, 2015, and 2014 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on Form 10-K.

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through July 10, 2015, the date on which the financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in the financial statements.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to, asset lives, valuation allowances, inventory, and accruals.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (’‘IFRS’’) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On April 29, 2015, the FASB issued a proposed ASU, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which includes proposals related to: (a) delaying the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year and (b) allowing early adoption of the ASU by all entities as of the original effective date for public entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

CONSULTING SERVICES

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 for the three months ended May 31, 2015 and 2014.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 for the three months ended May 31, 2015, and 2014.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	May 31, 2015	February 28, 2015

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	913,397	887,959
Manufacturing equipment and tooling	992,858	963,843
	2,131,379	2,076,926

Less: accumulated depreciation	975,090	915,494
Property and equipment, net	$1,156,289	$1,161,432

NOTE 4  LEGAL PROCEEDINGS

We commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement patent infringement claims by a competitor. The defendant answered the complaint and asserted various counterclaims that we believe are without merit. We subsequently added claims against the defendant to show that the defendant had engaged in various unfair business practices. On June 16, 2015 the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding certain competitor products.  The Company is complying with the preliminary injunction.  The parties will proceed with discovery in the case.  On June 25, 2015 the competitor filed a claim of patent infringement in the Eastern District of Texas with respect to the Company’s needle sets.  This patent is similar to the patent that is the subject of the Company’s declaratory judgment action and we believe this claim is likewise without merit.  The Company has not yet answered the complaint in the case in Texas.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2015 compared to May 31, 2014

Net Sales

The following table summarizes our net sales for the three months ended May 31, 2015 and 2014:

	Three Months Ended May 31,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$2,009,074	$2,216,491	$(207,417)	(9.4)%	76.4%	84.1%
International	621,471	420,530	200,941	47.8%	23.6%	15.9%
Total	$2,630,545	$2,637,021	$(6,476)	—%

Net sales were nearly the same in the quarter ended May 31, 2015 compared to the quarter ended May 31, 2014.  Domestic sales declined quarter over quarter mostly due to a clinical trial order in the quarter last year.  Offsetting this decline is an increase in international sales in all product categories.

Gross Profit

Our gross profit for the three months ended May 31, 2015 and 2014 is as follows:

	Three Months Ended May 31,		Change from Prior Year
	2015	2014	$	%
Gross Profit	$1,517,859	$1,526,250	$(8,391)	(0.5)%
Stated as a Percentage of Net Sales	57.7%	57.9%

Gross profit decreased $8,391 or 0.5% in the three months ended May 31, 2015, as compared to the same period in 2014.  This was mostly driven by higher cost of goods sold resulting from consulting fees for lean initiatives in the three months ended May 31, 2015.  We are already showing initial improvements impacting our return on investment, including increased capacity and reductions of assembly labor costs, which are typical for such processes.  Lean manufacturing is an on-going process of continuous improvement and we anticipate improvements in our gross profit margins beginning in the second quarter of fiscal 2016.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended May 31, 2015 and 2014 are as follows:

	Three Months Ended May 31,		Change from Prior Year
	2015	2014	$	%
Selling, general and administrative	$1,478,339	$1,094,065	$384,274	35.1%
Research and development	53,665	131,396	(77,731)	(59.2)%
	$1,532,004	$1,225,461	$306,543	25.0%
Stated as a Percentage of Net Sales	58.2%	46.5%

Selling, general and administrative expenses increased $0.4 million during the three months ended May 31, 2015 as compared to the same period last year.   The majority of this increase came from a reorganization effort which included a severance charge of $0.2 million in the quarter, as well as recruiting and consulting fees of $0.2 million.  These expenses were initiated as part of our efforts to put the organization in a position for strong long term growth.

Research and development expenses decreased by $0.1 million in the three months ended May 31, 2015 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 8.4% up to $64,719 in the three months ended May 31, 2015 compared with $59,690 in the three months ended May 31, 2014 as a result of continued investment in capital assets and patents.

Net Income

	Three Months Ended May 31,		Change from Prior Year
	2015	2014	$	%
Net (Loss)/Income	$(64,640)	$158,056	$(222,696)	(140.9)%
Stated as a Percentage of Net Sales	(2.5)%	6.0%

Our net loss for the three months ended May 31, 2015 was $64,640 compared with net income of $158,056 for the three months ended May 31, 2014, a $0.2 million decline in net income, mostly as a result of the increase in selling, general and administrative expenses of $0.4 million, offset by a decrease in research and development expenses.  Further adding to the loss for the quarter were recruiting fees which were offset by decreased spend in consulting fees in research and development.  We continue to incur foreign exchange losses as a result of the sustained decline in the value of the Euro relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $2.7 million as of May 31, 2015, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of May 31, 2015, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the subcutaneous immunoglobulin market and this market is expected to continue to increase both domestically and internationally.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
Net cash provided by operating activities	$11,101	$265,690
Net cash used in investing activities	(97,700)	(154,340)
Net cash provided by (used in) financing activities	—	—

Operating Activities

Net cash provided by operating activities of $11,101 for the three months ended May 31, 2015, was primarily attributable to non-cash charges of $64,719 for depreciation and amortization of long lived tangible and intangible assets, $7,000 of deferred compensation costs, a reduction of accounts receivable, offset by an operating loss of $64,640.  Net cash provided by operating activities of $265,690 for the three months ended May 31, 2014 was primarily attributable to our net income of $0.2 million, non-cash charges of $59,690 for depreciation and amortization of long lived tangible and intangible assets and $32,875 of deferred compensation costs.

Investing Activities

Our net cash used in investing activities of $0.1 million for the three months ended May 31, 2015 and $0.2 million for the three months ended May 31, 2014 were primarily attributable to capital expenditures and patent costs.

OUR PRODUCTS

FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion System (“FREEDOM60”), comprised of the FREEDOM60 Syringe Infusion Pump and RMS Precision Flow Rate Tubing™, is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60 is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable and maintenance free, with no batteries to replace. FREEDOM60 offers increased safety, greater reliability and an overall higher quality infusion.  For the infusion professional, FREEDOM60 delivers accurate infusion rates and class-leading flow performance. For the home infusion provider, FREEDOM60 can be used in place of electronic and disposable pumps.  FREEDOM60’s lower acquisition and operating costs free up significant working capital for growing infusion business.

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

In March, 2015, at the National Home Infusion Association Show in Phoenix, AZ, we introduced the FreedomEdge™ Syringe Infusion Pump (“FreedomEdge”).  The FreedomEdge has all the trusted technology of the FREEDOM60 in a new, smaller package for use with 20ml or 30ml syringe sizes, utilizing our existing RMS Precision Flow Rate Tubing.  The FreedomEdge is expected to appeal to IgG patients who do not need the larger dose capacity of the FREEDOM60 along with cephalosporin antibiotic infusion, deferoxamine administration, and foreign markets that prefer pumps with a smaller form factor.  To date, we have begun shipping the FreedomEdge for product evaluation.

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

We are currently involved in legal proceedings with a competitor who has been offering accessories that can be used with the FREEDOM60 (see Item 1 – Legal Proceedings).

The RES-Q-VAC

We believe that the RES-Q-VAC is currently the performance leader for manual, portable suction instruments. In the hospital market, standard electric powered suction often creates a reliability disadvantage. For outpatient and rehabilitation use, RES-Q-VAC is lighter and quieter than electric units, and offers tactile feedback which is not found in electric suction.

For emergency services we believe that Full Stop Protection substantially separates the RES-Q-VAC from competitive manually operated units, which tend to leak fluid when becoming full or could pass airborne pathogens during use.  There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC provides improved protection for these users.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (’‘IFRS’’) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On April 29, 2015, the FASB issued a proposed ASU, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which includes proposals related to: (a) delaying the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year and (b) allowing early adoption of the ASU by all entities as of the original effective date for public entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We commenced a declaratory judgment action in 2013 to establish the invalidity and non-infringement patent infringement claims by a competitor. The defendant answered the complaint and asserted various counterclaims that we believe are without merit. We subsequently added claims against the defendant to show that the defendant had engaged in various unfair business practices. On June 16, 2015 the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding certain competitor products.  The Company is complying with the preliminary injunction.  The parties will proceed with discovery in the case.  On June 25, 2015 the competitor filed a claim of patent infringement in the Eastern District of Texas with respect to the Company’s needle sets.  This patent is similar to the patent that is the subject of the Company’s declaratory judgment action and we believe this claim is likewise without merit.  The Company has not yet answered the complaint in the case in Texas.

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

REPRO MED SYSTEMS, INC.

July 10, 2015	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

July 10, 2015	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer