Form 10-Q
period 2015-08-31
REPRO MED SYSTEMS INC
filed 2015-10-02
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

As of October 2, 2015, 38,006,667 shares of common stock, $.01 par value per share, were outstanding, which excludes 2,340,625 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of August 31, 2015 (Unaudited) and February 28, 2015	3

	Statements of Operations (Unaudited) for the Three Months and Six Months Ended August 31, 2015, and 2014	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended August 31, 2015, and 2014	5

	Notes to Financial Statements	6-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	August 31,
	2015	February 28,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,157,020	$2,557,235
Certificates of deposit	259,789	259,789
Accounts receivable less allowance for doubtful accounts of $31,581 and $29,865 for August 31, 2015 and February 28, 2015, respectively	1,409,461	1,623,695
Inventory	1,295,709	1,226,636
Prepaid expenses	258,727	240,688
TOTAL CURRENT ASSETS	6,380,706	5,908,043
Property and equipment, net	1,105,869	1,161,432
Patents, net of accumulated amortization of $140,566 and $134,552 at August 31, 2015 and February 28, 2015, respectively	192,431	180,558
Other assets	31,140	31,140
TOTAL ASSETS	$7,710,146	$7,281,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	309,796	243,217
Accrued expenses	370,508	304,041
Accrued tax liability	44,307	—
Accrued payroll and related taxes	104,961	121,917
TOTAL CURRENT LIABILITIES	852,053	691,656
Deferred capital gain - less current portion	56,216	67,454
Deferred tax liability	243,847	248,607
TOTAL LIABILITIES	1,152,116	1,007,717

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,347,292 shares issued; 38,006,667 shares outstanding	403,473	403,473
Additional paid-in capital	3,855,188	3,855,188
Retained earnings	2,507,650	2,237,076
	6,766,311	6,495,737
Less: Treasury stock, 2,340,625 shares at cost	(166,281)	(166,281)
Less: Deferred compensation cost	(42,000)	(56,000)
TOTAL STOCKHOLDERS’ EQUITY	6,558,030	6,273,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,710,146	$7,281,173

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31		August 31
	2015	2014	2015	2014

NET SALES	$3,166,177	$2,504,854	$5,796,722	$5,141,875
Cost of goods sold	1,159,448	868,317	2,272,133	1,979,088
Gross Profit	2,006,729	1,636,537	3,524,589	3,162,787

OPERATING EXPENSES
Selling, general and administrative	1,391,143	1,088,059	2,869,483	2,182,124
Research and development	38,711	158,424	92,376	289,820
Depreciation and amortization	70,094	70,990	134,813	130,680
Total Operating Expenses	1,499,948	1,317,473	3,096,672	2,602,624

Net Operating Profit	506,781	319,064	427,917	560,163

Non-Operating Income/(Expense)
Gain (Loss) currency exchange	9,313	(11,559)	(5,757)	(9,715)
Loss on disposal of fixed assets	(8,718)	—	(13,324)	—
Interest expense	—	(512)	—	(512)
Interest and other income	1,026	1,706	2,129	2,915
TOTAL OTHER INCOME (EXPENSES)	1,621	(10,365)	(16,952)	(7,312)

INCOME BEFORE TAXES	508,402	308,699	410,965	552,851

Income Tax Expense	(173,188)	(105,705)	(140,391)	(191,801)

NET INCOME	$335,214	$202,994	$270,574	$361,050

NET INCOME PER SHARE

Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,006,667	37,342,537	38,006,667	37,212,102
Diluted	38,006,667	37,342,537	38,006,667	37,212,102

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$270,574	$361,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	14,000	65,750
Depreciation and amortization	134,813	130,680
Deferred capital gain - building lease	(11,240)	(11,240)
Loss on disposal of fixed assets	13,324	—
Provision for returns and doubtful accounts	152	—
Deferred taxes	(4,760)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	214,083	128,017
Increase in inventory	(69,073)	(621,794)
Increase in prepaid expense	(18,039)	(28,889)
Increase in accounts payable	66,579	185,755
(Decrease) Increase in accrued payroll and related taxes	(16,956)	2,324
Increase in accrued expense	66,468	131,432
Increase (Decrease) in accrued tax liability	44,307	(123,089)
NET CASH PROVIDED BY OPERATING ACTIVITIES	704,232	219,996

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(100,110)	(397,567)
Proceeds on disposal of fixed assets	13,550	—
Purchase of certificates of deposit	—	(629)
Payments for patents	(17,887)	(79,934)
NET CASH USED IN INVESTING ACTIVITIES	(104,447)	(478,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of securities, net of legal and other fees of $15,000	—	273,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	273,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	599,785	14,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,557,235	2,227,398
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,157,020	$2,242,264

Supplemental Information
Cash paid during the periods for:
Interest	$—	$512
Taxes	$—	$314,891

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$—	$84,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of August 31, 2015, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position as of August 31, 2015, and the results of operations and cash flow for the three month and six month periods ended August 31, 2015, and 2014.

The results of operations for the three and six months ended August 31, 2015, and 2014 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on Form 10-K.

SUBSEQUENT EVENTS EVALUATION

The Company has evaluated subsequent events through October 2, 2015, the date on which the financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in the financial statements, except as disclosed in Note 5 to these financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company is assessing the impact of the adoption of the ASU on its financial statements.

In May 2014, FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

CONSULTING SERVICES

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 and $14,000 for the three and six months ended August 31, 2015 and 2014, respectively.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 and $10,750 for the three and six months ended August 31, 2015, and 2014, respectively.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	August 31, 2015	February 28, 2015

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	940,337	887,959
Manufacturing equipment and tooling	965,027	963,843
	2,130,488	2,076,926

Less: accumulated depreciation	1,024,619	915,494
Property and equipment, net	$1,105,869	$1,161,432

NOTE 4  LEGAL PROCEEDINGS

In 2013 we commenced in the Eastern District of California a declaratory judgment action to establish the invalidity of a competitor’s patent and non-infringement of the Company’s needle sets.  The defendant answered the complaint and asserted infringement and unfair business practice counterclaims. We responded by asserting our own unfair business practice claims against the competitor defendant.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding certain competitor products.  The Company is complying with that order.  Discovery is ongoing.

On June 25, 2015, the competitor filed a claim of patent infringement, also directed to the Company’s needle sets, in the Eastern District of Texas.  This patent is related to the one concerning the Company’s declaratory judgment action.  The Company has not yet answered or otherwise responded to the complaint in the latter filed case.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review of the patent in the second filed case.  Decisions on whether those requests will result in formal patent proceedings are expected within three (3) and six (6) months, respectively.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcome cannot be predicted with any certainty.

NOTE 5  STOCK

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2015 compared to August 31, 2014

Net Sales

The following table summarizes our net sales for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$2,656,449	$2,063,237	$593,212	28.8%	83.9%	82.4%
International	509,728	441,617	68,111	15.4%	16.1%	17.6%
Total	$3,166,177	$2,504,854	$661,323	26.4%

Net sales for the quarter grew 26.4%, an increase of $0.7 million versus the same period last year, driven by domestic sales. This increase was mostly driven by sales of our infusion products.

Gross Profit

Our gross profit for the three months ended August 31, 2015 and 2014 is as follows:

	Three Months Ended August 31,		Change from Prior Year
	2015	2014	$	%
Gross Profit	$2,006,729	$1,636,537	$370,192	22.6%
Stated as a Percentage of Net Sales	63.4%	65.3%

Gross profit increased $0.4 million or 22.6% in the three months ended August 31, 2015, as compared to the same period in 2014.  This was mostly driven by the increase in revenue for the quarter.  However, stated as a percentage of net sales, our gross profit declined from 65.3% in the three month period ended August 31, 2014 to 63.4% in the three month period ended August 31, 2015.  This decline is due to higher cost of goods sold resulting from consulting fees for lean initiatives, which were completed in the quarter and production equipment repairs, maintenance and validation in the three months ended August 31, 2015.  Had these costs not been incurred in the quarter our gross profit percentage would have been nearly even with the same period last year.  Lean manufacturing is an on-going process of continuous improvement and we anticipate improvements in our gross profit margins during the next six months of our fiscal year.  We are showing initial improvements impacting our return on investment, including increased capacity and reductions of assembly labor costs, which are typical for such processes.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended August 31, 2015 and 2014 are as follows:

	Three Months Ended August 31,		Change from Prior Year
	2015	2014	$	%
Selling, general and administrative	$1,391,143	$1,088,059	$303,084	27.9%
Research and development	38,711	158,424	(119,713)	(75.6)%
	$1,429,854	$1,246,483	$183,371	14.7%
Stated as a Percentage of Net Sales	45.2%	49.8%

Selling, general and administrative expenses increased $0.3 million during the three months ended August 31, 2015 as compared to the same period last year mostly due to legal fees incurred for our patent litigation, recruiting fees incurred to increase our sales force and regulatory consulting fees incurred for FDA reporting requirements.

Research and development expenses decreased by $0.1 million in the three months ended August 31, 2015 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by 1.3% down to $70,094 in the three months ended August 31, 2015 compared with $70,990 in the three months ended August 31, 2014.

Net Income

	Three Months Ended August 31,		Change from Prior Year
	2015	2014	$	%
Net Income	$335,214	$202,994	$132,220	65.1%
Stated as a Percentage of Net Sales	10.6%	8.1%

Our net income for the three months ended August 31, 2015 increased $0.1 million or 65.1% compared with the same three months ended August 31, 2014.  The improvement in net income is mostly driven by the increase in sales, partially offset by the increase in selling, general and administrative expenses.

Six Months Ended August 31, 2015 compared to August 31, 2014

Net Sales

The following table summarizes our net sales for the six months ended August 31, 2015 and 2014:

	Six Months Ended Aug 31,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$4,665,523	$4,279,728	$385,795	9.0%	80.5%	83.2%
International	1,131,199	862,147	269,052	31.2%	19.5%	16.8%
Total	$5,796,722	$5,141,875	$654,847	12.7%

Net sales increased in the six months ended August 31, 2015 by $0.7 million or 12.7% compared to the six months ended August 31, 2014.  This increase was mostly driven by sales of our infusion products.

Gross Profit

Our gross profit for the six months ended August 31, 2015 and 2014 is as follows:

	Six Months Ended Aug 31,		Change from Prior Year
	2015	2014	$	%
Gross Profit	$3,524,589	$3,162,787	$361,802	11.4%
Stated as a Percentage of Net Sales	60.8%	61.5%

Gross profit increased $0.4 million or 11.4% in the six months ended August 31, 2015 compared to the same period in 2014.  This was mostly due to the increase in sales.  As a percentage of sales we showed a 0.7 basis point drop mostly due to higher cost of goods sold resulting from consulting fees for lean initiatives, which were completed in the quarter and production equipment repairs, maintenance and validation in the three months ended August 31, 2015.  Had these costs not been incurred our gross profit percentage would have been nearly even with the same period last year.  Lean manufacturing is an on-going process of continuous improvement and we anticipate improvements in our gross profit margins in the remaining six months of our fiscal year.  We are showing initial improvements impacting our return on investment, including increased capacity and reductions of assembly labor costs, which are typical for such processes.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the six months ended August 31, 2015 and 2014 are as follows:

	Six Months Ended Aug 31,		Change from Prior Year
	2015	2014	$	%
Selling, general and administrative	$2,869,483	$2,182,124	$687,359	31.5%
Research and development	92,376	289,820	(197,444)	(68.1)%
	$2,961,859	$2,471,944	$489,915	19.8%
Stated as a Percentage of Net Sales	51.1%	48.1%

Selling, general and administrative expenses increased $0.7 million during the six months ended August 31, 2015 as compared to the same period last year.   The majority of this increase came from a reorganization effort which included a severance charge of $0.2 million and higher salary costs of $0.2 million, recruiting and consulting fees of $0.1 million and $0.2 million of legal fees incurred mostly for our patent litigation.

Research and development expenses decreased by $0.2 million in the six months ended August 31, 2015 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 3.2% up to $134,813 in the six months ended August 31, 2015 compared with $130,680 in the six months ended August 31, 2014 as a result of continued investment in capital assets and patents.

Net Income

	Six Months Ended Aug 31,		Change from Prior Year
	2015	2014	$	%
Net Income	$270,574	$361,050	$(90,476)	(25.1)%
Stated as a Percentage of Net Sales	4.7%	7.0%

Our net income for the six months ended August 31, 2015 was $0.3 million compared with net income of $0.4 million for the six months ended August 31, 2014.  This decrease of $0.1 million in net income is mostly the result of the increase in selling, general and administrative expenses of $0.7 million described above, partially offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.2 million as of August 31, 2015, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of August 31, 2015, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the subcutaneous immunoglobulin market and this market is expected to continue to increase both domestically and internationally.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended August 31, 2015	Six Months Ended August 31, 2014
Net cash provided by operating activities	$704,232	$219,996
Net cash used in investing activities	(104,447)	(478,130)
Net cash provided by financing activities	—	273,000

Operating Activities

Net cash provided by operating activities of $0.7 million for the six months ended August 31, 2015, was primarily attributable to our net income of $0.3 million, non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets, $14,000 of deferred compensation costs, a reduction of accounts receivable of $0.2 million and an increase in accounts payable and accrued expense of $0.1 million.  The increase in inventory levels of $0.1 million in the six months ended August 31, 2015 was also much lower than the $0.6 million in the six months ended August 31, 2014 due to initial increases resulting from our outsourcing of subassemblies for our manufacturing process and increased finished good levels for needle sets in that period.  Net cash provided by operating activities of $0.2 million for the six months ended August 31, 2014 was primarily attributable to our net income of $0.4 million, non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets and $0.1 million of deferred compensation costs, all offset mostly by an increase in inventory levels of $0.6 million in the period as described above.

Investing Activities

Our net cash used in investing activities was $0.1 million for the six months ended August 31, 2015 and $0.5 million for the six months ended August 31, 2014.  The cash used was primarily attributable to capital expenditures and patent costs, of which in the prior year period we opened a second clean room, did facility upgrades and added new production equipment.

OUR PRODUCTS

FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion System (“FREEDOM60”), comprised of the FREEDOM60 Syringe Infusion Pump and RMS Precision Flow Rate Tubing™, is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60 is an easy-to-use lightweight mechanical pump using a 60ml syringe, completely portable and maintenance free, with no batteries to replace. FREEDOM60 offers increased safety, greater reliability and an overall higher quality infusion.  For the infusion professional, FREEDOM60 delivers accurate infusion rates and class-leading flow performance. For the home infusion provider, FREEDOM60 can be used in place of electronic and disposable pumps.  FREEDOM60s lower acquisition and operating costs free up significant working capital for growing infusion business.

The FREEDOM60 operates in “dynamic equilibrium,” that is, the system finds and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses.  This balance is created by a safe, limited, and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster, and more comfortable administration with fewer side effects for those patients.  Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60 design maintains a safe constant pressure and thereby automatically reduces the flow rate as required, if problems of administration occur.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company is assessing the impact of the adoption of the ASU on its financial statements.

In May 2014, FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2013 we commenced in the Eastern District of California a declaratory judgment action to establish the invalidity of a competitor’s patent and non-infringement of the Company’s needle sets.  The defendant answered the complaint and asserted infringement and unfair business practice counterclaims. We responded by asserting our own unfair business practice claims against the competitor defendant.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding certain competitor products.  The Company is complying with that order.  Discovery is ongoing.

On June 25, 2015, the competitor filed a claim of patent infringement, also directed to the Company’s needle sets, in the Eastern District of Texas.  This patent is related to the one concerning the Company’s declaratory judgment action.  The Company has not yet answered or otherwise responded to the complaint in the latter filed case.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review of the patent in the second filed case.  Decisions on whether those requests will result in formal patent proceedings are expected within three (3) and six (6) months, respectively.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcome cannot be predicted with any certainty.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

4.1	Stock Option Agreement

4.2	2015 Stock Option Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

October 2, 2015	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

October 2, 2015	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer