Form 10-Q
period 2015-11-30
REPRO MED SYSTEMS INC
filed 2016-01-08
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

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

As of January 8, 2016, 38,006,667 shares of common stock, $.01 par value per share, were outstanding, which excludes 2,340,625 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of November 30, 2015 (Unaudited) and February 28, 2015	3

	Statements of Operations (Unaudited) for the Three Months and Nine Months Ended November 30, 2015, and 2014	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended November 30, 2015, and 2014	5

	Notes to Financial Statements	6-9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Mine Safety Disclosures	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,
	2015	February 28,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,339,531	$2,557,235
Certificates of deposit	259,789	259,789
Accounts receivable less allowance for doubtful accounts of $31,455 and $29,865 for November 30, 2015 and February 28, 2015, respectively	1,757,961	1,623,695
Inventory	1,258,802	1,226,636
Prepaid expenses	290,383	240,688
TOTAL CURRENT ASSETS	6,906,466	5,908,043
Property and equipment, net	1,045,765	1,161,432
Patents, net of accumulated amortization of $143,762 and $134,552 at November 30, 2015 and February 28, 2015, respectively	210,264	180,558
Other assets	31,140	31,140
TOTAL ASSETS	$8,193,635	$7,281,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	522,338	243,217
Accrued expenses	434,117	304,041
Accrued tax liability	43,424	—
Accrued payroll and related taxes	118,193	121,917
TOTAL CURRENT LIABILITIES	1,140,553	691,656
Deferred capital gain - less current portion	50,596	67,454
Deferred tax liability	231,544	248,607
TOTAL LIABILITIES	1,422,693	1,007,717

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,347,292 shares issued; 38,006,667 shares outstanding	403,473	403,473
Additional paid-in capital	3,893,548	3,855,188
Retained earnings	2,675,202	2,237,076
	6,972,223	6,495,737
Less: Treasury stock, 2,340,625 shares at cost	(166,281)	(166,281)
Less: Deferred compensation cost	(35,000)	(56,000)
TOTAL STOCKHOLDERS’ EQUITY	6,770,942	6,273,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,193,635	$7,281,173

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2015	2014	2015	2014

NET SALES	$3,144,954	$2,655,155	$8,941,676	$7,797,030
Cost of goods sold	1,035,675	1,075,158	3,307,808	3,054,246
Gross Profit	2,109,279	1,579,997	5,633,868	4,742,784

OPERATING EXPENSES
Selling, general and administrative	1,698,226	1,257,134	4,567,709	3,439,258
Research and development	51,564	116,885	143,940	406,705
Depreciation and amortization	69,274	71,544	204,087	202,224
Total Operating Expenses	1,819,064	1,445,563	4,915,736	4,048,187

Net Operating Profit	290,215	134,434	718,132	694,597

Non-Operating Income/(Expense)
Loss on currency exchange	(36,663)	(23,483)	(42,420)	(33,198)
Loss on disposal of fixed assets	(253)	—	(13,577)	—
Interest expense	—	—	—	(512)
Interest and other income	929	1,143	3,058	4,058
TOTAL OTHER INCOME (EXPENSES)	(35,987)	(22,340)	(52,939)	(29,652)

INCOME BEFORE TAXES	254,228	112,094	665,193	664,945

Income Tax Expense	(86,676)	(19,402)	(227,067)	(211,203)

NET INCOME	$167,552	$92,692	$438,126	$453,742

NET INCOME PER SHARE

Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,006,667	38,081,667	38,006,667	37,499,849
Diluted	38,006,667	38,081,667	38,006,667	37,499,849

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$438,126	$453,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	21,000	72,750
Stock based compensation expense	38,360	—
Depreciation and amortization	204,087	202,224
Deferred capital gain - building lease	(16,860)	(16,860)
Loss on disposal of fixed assets	13,577	—
Provision for returns and doubtful accounts	(70)	—
Deferred taxes	(17,063)	(24,701)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(134,196)	35,905
Increase in inventory	(32,165)	(752,373)
(Increase) decrease in prepaid expense	(49,695)	975
Increase in accounts payable	279,122	431,920
Decrease in accrued payroll and related taxes	(3,724)	(7,758)
Increase in accrued expense	130,076	162,721
Increase (decrease) in accrued tax liability	43,424	(166,358)
NET CASH PROVIDED BY OPERATING ACTIVITIES	913,999	392,187

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(106,337)	(552,060)
Proceeds on disposal of fixed assets	13,550	—
Purchase of certificates of deposit	—	(880)
Payments for patents	(38,916)	(91,726)
NET CASH USED IN INVESTING ACTIVITIES	(131,703)	(644,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of securities, net of legal and other fees of $15,000	—	273,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	273,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	782,296	20,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,557,235	2,227,398
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,339,531	$2,247,919

Supplemental Information
Cash paid during the periods for:
Interest	$—	$512
Taxes	$100,000	$404,891

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$—	$84,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2015, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position as of November 30, 2015, and the results of operations and cash flow for the three month and nine month periods ended November 30, 2015, and 2014.

The results of operations for the three and nine months ended November 30, 2015, and 2014 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2015, as filed with the Securities and Exchange Commission on Form 10-K.

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

STOCK-BASED COMPENSATION

The Company maintains various long-term incentive stock benefit plans under which it grants stock options and restricted stock awards to certain directors and key employees.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date, over the vesting period.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 and $21,000 for the three and nine months ended November 30, 2015 and 2014, respectively.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company.  Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provides for payment of $16,000 per month, of which half is to be paid in cash and half is to be paid in shares of common stock.

On October 21, 2015, the Board of Directors of the Company also approved independent director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  Independent directors include Dr. Mark Baker, Mr. Mark Pastreich, Mr. Arthur Radin and Mr. Cyril Narishkin.  For purposes of director compensation, Mr. Narishkin will receive $25,000 annually in addition to his payments under his consulting agreement.  As of November 30, 2015, $12,500 was included in accrued expenses.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year sixteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the president.  The lease payments aggregated were $5,375 and $16,125 for the three and nine months ended November 30, 2015, and 2014, respectively.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	November 30, 2015	February 28, 2015

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	932,049	887,959
Manufacturing equipment and tooling	966,223	963,843
	2,123,396	2,076,926

Less: accumulated depreciation	1,077,631	915,494
Property and equipment, net	$1,045,765	$1,161,432

NOTE 4  LEGAL PROCEEDINGS

In 2013, the Company commenced in the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Crop. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  The Company is complying with that order.  Discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company has requested that the Texas suit be transferred to California.  The Court has not yet ruled on the Company’s transfer request.  Discovery in the Texas suit is ongoing.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision whether to institute the inter partes review is expected within three (3) months.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcomes cannot be predicted with any certainty.

NOTE 5  STOCK

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of November 30, 2015, the Company had not made any purchases under the program, and as of January 8, 2016, the Company had repurchased 33,454 shares at an average price of $0.47 under the program.

NOTE 6  STOCK-BASED COMPENSATION

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of November 30, 2015, the Company awarded 1.2 million options to certain executives and key employees under the plan.

On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company.  Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provides for payment of $16,000 per month, of which half is to be paid in cash and half is to be paid in shares of common stock.

On October 21, 2015, the Board of Directors of the Company also approved independent director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  For purposes of director compensation, Mr. Narishkin will receive $25,000 annually in addition to his payments under his consulting agreement.  As of November 30, 2015, $12,500 was included in accrued expenses.

The per share weighted average fair value of stock options granted during the three months ended November 30, 2015 and November 30, 2014 was $0.19 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended November 30, 2015. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	Three Months Ended November 30,
	2015	2014

Dividend yield	0.00%	—
Expected Volatility	59.00%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	—
Risk-free rate	2.17%	—

The following table summarizes the status of the Company’s stock option plan:

	Three Months Ended November 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at September 1	—	$—	—	$—
Granted	1,155,000	$0.36 - 0.38	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at November 30,	1,155,000	$0.36 - 0.38	—	$—
Options exercisable at November 30,	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$10,717	—	$—

Total stock-based compensation expense for stock option awards totaled $10,717 and zero for the three months ended November 30, 2015 and November 30, 2014, respectively.

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2015 and November 30, 2014 was $219,000 and zero, respectively. The total intrinsic value of options exercised during the three months ended November 30, 2015 and November 30, 2014, was zero for both periods.

The following table presents information pertaining to options outstanding at November 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.38	1,155,000	5 years	$0.37	—	$—

As of November 30, 2015, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 19 months. The total fair value of shares vested during the three months ended November 30, 2015 and November 30, 2014, was zero for both periods.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2015 compared to November 30, 2014

Net Sales

The following table summarizes our net sales for the three months ended November 30, 2015 and 2014:

	Three Months Ended November 30,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$2,645,241	$2,211,589	$433,652	19.6%	84.1%	83.3%
International	499,713	443,566	56,147	12.7%	15.9%	16.7%
Total	$3,144,954	$2,655,155	$489,799	18.4%

Net sales for the quarter grew 18.4%, an increase of $0.5 million versus the same period last year, driven by domestic sales. This increase was mostly driven by sales of our infusion products.

Gross Profit

Our gross profit for the three months ended November 30, 2015 and 2014 is as follows:

	Three Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Gross Profit	$2,109,279	$1,579,997	$529,282	33.5%
Stated as a Percentage of Net Sales	67.1%	59.5%

Gross profit increased $0.5 million or 33.5% in the three months ended November 30, 2015, as compared to the same period in 2014.  This was mostly driven by the increase in revenue for the quarter.  Stated as a percentage of net sales, our gross profit improved from 59.5% in the three month period ended November 30, 2014 to 67.1% in the three month period ended November 30, 2015.  This improvement is the result of our lean manufacturing initiatives during the first six months of our fiscal year.  The third quarter continued to have increased capacity, as well as lower direct assembly labor costs.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended November 30, 2015 and 2014 are as follows:

	Three Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Selling, general and administrative	$1,698,226	$1,257,134	$441,092	35.1%
Research and development	51,564	116,885	(65,321)	(55.9)%
	$1,749,790	$1,374,019	$375,771	27.3%
Stated as a Percentage of Net Sales	55.6%	51.7%

Selling, general and administrative expenses increased $0.4 million during the three months ended November 30, 2015 as compared to the same period last year mostly due to legal fees incurred for our patent litigation and regulatory consulting fees incurred for FDA reporting requirements in the amount $0.3 million, a net increase in salaries following the reorganization efforts of $0.1 million and the addition of board of director compensation.

Research and development expenses decreased by $0.1 million in the three months ended November 30, 2015 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by 3.2% down to $69,274 in the three months ended November 30, 2015 compared with $71,544 in the three months ended November 30, 2014.

Net Income

	Three Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Net Income	$167,552	$92,692	$74,860	80.8%
Stated as a Percentage of Net Sales	5.3%	3.5%

Our net income for the three months ended November 30, 2015 increased $0.1 million or 80.8% compared with the same three months ended November 30, 2014.  The improvement in net income is mostly driven by the increase in sales, partially offset by the increase in selling, general and administrative expenses.

Nine Months Ended November 30, 2015 compared to November 30, 2014

Net Sales

The following table summarizes our net sales for the nine months ended November 30, 2015 and 2014:

	Nine Months Ended November 30,		Change from Prior Year		% of Sales
	2015	2014	$	%	2015	2014
Sales
Domestic	$7,396,597	$6,478,690	$917,907	14.2%	82.7%	83.1%
International	1,545,049	1,318,340	226,709	17.2%	17.3%	16.9%
Total	$8,941,646	$7,797,030	$1,144,616	14.7%

Net sales increased in the nine months ended November 30, 2015 by $1.1 million or 14.7% compared to the nine months ended November 30, 2014.  This increase was mostly driven by sales of our infusion products.

Gross Profit

Our gross profit for the nine months ended November 30, 2015 and 2014 is as follows:

	Nine Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Gross Profit	$5,633,868	$4,742,784	$891,084	18.8%
Stated as a Percentage of Net Sales	63.0%	60.8%

Gross profit increased $0.9 million or 18.8% in the nine months ended November 30, 2015 compared to the same period in 2014.  This was mostly due to the increase in sales.  As a percentage of sales we showed an improvement of 2.2 basis points due to lean initiatives completed in the first six months of our fiscal year.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the nine months ended November 30, 2015 and 2014 are as follows:

	Nine Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Selling, general and administrative	$4,567,709	$3,439,258	$1,128,451	32.8%
Research and development	143,940	406,705	(262,765)	(64.6)%
	$4,711,649	$3,845,963	$865,686	22.5%
Stated as a Percentage of Net Sales	52.7%	49.3%

Selling, general and administrative expenses increased $1.1 million during the nine months ended November 30, 2015 as compared to the same period last year.   The majority of this increase came from a reorganization effort which included a severance charge of $0.2 million and higher salary costs of $0.3 million, recruiting and consulting fees of $0.3 million and $0.3 million of legal fees incurred mostly for our patent litigation.

Research and development expenses decreased by $0.3 million in the nine months ended November 30, 2015 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased slightly up to $204,087 in the nine months ended November 30, 2015 compared with $202,224 in the nine months ended November 30, 2014.

Net Income

	Nine Months Ended November 30,		Change from Prior Year
	2015	2014	$	%

Net Income	$438,126	$453,742	$(15,616)	(3.4)%
Stated as a Percentage of Net Sales	4.9%	5.8%

Our net income for the nine months ended November 30, 2015 was $0.4 million compared with net income of $0.5 million for the nine months ended November 30, 2014.  This decrease of $15,616 in net income is mostly the result of the increase in selling, general and administrative expenses of $1.1 million described above, mostly offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.3 million as of November 30, 2015, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of November 30, 2015, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the subcutaneous immunoglobulin market and this market is expected to continue to increase both domestically and internationally.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of November 30, 2015, the Company had not made any purchases under the program, and as of January 8, 2016, the Company had repurchased 33,454 shares at an average price of $0.47 under the program.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of November 30, 2015, the Company awarded 1.2 million options to certain executives and key employees under the plan.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended November 30, 2015	Nine Months Ended November 30, 2014

Net cash provided by operating activities	$913,999	$392,187
Net cash used in investing activities	(131,703)	(644,666)
Net cash provided by financing activities	—	273,000

Operating Activities

Net cash provided by operating activities of $0.9 million for the nine months ended November 30, 2015, was primarily attributable to our net income of $0.4 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, $21,000 of deferred compensation costs, $38,360 of stock based compensation, an increase of accounts receivable of $0.1 million, and an increase in accounts payable and accrued expense of $0.4 million. The increase in inventory levels of $32,165 in the nine months ended November 30, 2015 was also much lower than the $0.8 million in the nine months ended November 30, 2014 due to initial increases resulting from our outsourcing of subassemblies for our manufacturing process and increased finished good levels for needle sets in that period.  Net cash provided by operating activities of $0.4 million for the nine months ended November 30, 2014 was primarily attributable to our net income of $0.5 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, $0.1 million of deferred compensation costs and an increase in accounts payable and accrued expense of $6.0 million, all offset mostly by an increase in inventory levels of $0.8 million in the period as described above as well as a decrease in accrued tax liability.

Investing Activities

Our net cash used in investing activities was $0.1 million for the nine months ended November 30, 2015 and $0.6 million for the nine months ended November 30, 2014.  The cash used was primarily attributable to capital expenditures and patent costs, of which in the prior year period we opened a second clean room, did facility upgrades and added new production equipment.

Financing Activities

Our net cash provided by financing activities was zero for the nine months ended November 30, 2015 and $0.3 million for the nine months ended November 30, 2014 due to the sale of common stock.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2013, the Company commenced in the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Crop. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  The Company is complying with that order.  Discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company has requested that the Texas suit be transferred to California.  The Court has not yet ruled on the Company’s transfer request.  Discovery in the Texas suit is ongoing.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision whether to institute the inter partes review is expected within three (3) months.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcomes cannot be predicted with any certainty.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of November 30, 2015, the Company had not made any purchases under the program, and as of January 8, 2016, the Company had repurchased 33,454 shares at an average price of $0.47 under the program.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of November 30, 2015, the Company awarded 1.2 million options to certain executives and key employees under the plan.

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

REPRO MED SYSTEMS, INC.

January 8, 2016	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Principal Executive Officer

January 8, 2016	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer