Form 10-K
period 2016-02-29
REPRO MED SYSTEMS INC
filed 2016-05-13
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2016

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

Based on the closing sales price of August 31, 2015, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $10,424,264.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value was 37,966,501 at May 13, 2016, which excludes 2,521,031 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC., (“REPRO MED,” “RMS Medical Products,” “RMS” or the “Company”), designs, manufactures and markets proprietary and innovative medical devices primarily for the ambulatory infusion market and emergency medical applications in compliance with the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. The Company’s development and marketing focus is primarily concentrated on the FREEDOM60® Syringe Infusion System and accessories, RMS HIgH-Flo™ Subcutaneous Safety Needle Sets and the RES-Q-VAC® Portable Medical Suction System. The Company was incorporated in the State of New York in March 1980.

OUR PRODUCTS

RMS is a cutting edge medical device manufacturer, collaborating closely within the industry to develop products with a focus on improving the lives of its patients.  RMS’ unique infusion delivery system is improving the quality of life of more than 15,000 patients around the world.  Many patients will need to be on their life saving therapy for the rest of their lives, with a number of patients having safely used RMS’ home care FREEDOM infusion system for more than 10 years.

RMS’ innovative pumps, flow controlled tubing and subcutaneous needle sets ensure these patients continue to experience their often weekly infusions as a non-event with no adverse reactions.  The Company’s system gives patients the ability to continue with their daily activities with its easy to use, wearable and portable system.  RMS relies on proven scientific principles to innovate and develop mechanical infusion systems by embracing a culture of continuous improvement.  At RMS Medical Products, patients always come first, which is why health care professionals recommend the use of the FREEDOM system for most patients in the U.S. market.

There is a steady increase in patients being diagnosed with diseases that are remedied by the medicines that RMS’ FREEDOM system delivers, and the Company is well-positioned to continue to gain market share and help impacted patients gain “freedom” in their lives.  Moreover, RMS is poised to expand its product distribution internationally in the near future. Steady U.S. growth forecasts and significant international opportunities ensure that RMS will continue its profitable revenue growth.

FREEDOM60 SYRINGE INFUSION SYSTEM

The FREEDOM60 Syringe Infusion System (“FREEDOM60”), comprised of the FREEDOM60 Syringe Infusion Pump and RMS Precision Flow Rate Tubing™, is designed for ambulatory medication infusions.  For the home care patient, FREEDOM60 is an easy-to-use, lightweight mechanical pump using a 60ml syringe, completely portable and maintenance free, with no batteries to replace. FREEDOM60 offers increased safety, greater reliability and an overall higher quality infusion.  For the infusion professional, FREEDOM60 delivers accurate infusion rates and class-leading flow performance. For the home infusion provider, FREEDOM60 is a cost-effective alternative to replace electronic and disposable pumps.  Given FREEDOM60’s lower acquisition and operating costs, it frees up significant working capital for growing the Company’s infusion businesses.

The FREEDOM60 operates in “dynamic equilibrium,” which means the pump operates at a safe, low pressure and maintains a balance between what a patient’s subcutaneous tissues are able to manage and what the pump infuses.  This balance is created by a safe, limited and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster and more comfortable administration with fewer side effects for those patients.  Electronic devices will increase infusion pressure while attempting to continue an infusion at the programmed rate, while the FREEDOM60 design maintains a safe, constant pressure and thereby automatically reduces the flow rate as required, if problems of administration occur.

Ambulatory infusion pumps are most prevalent in the outpatient and home care market although RMS believes there is potential in the hospital setting as well.  Applications for the FREEDOM60 have been expanded to a wide spectrum by the medical and nursing communities due to its unique constant flow design, fluid dynamics functionality and safety profile.  The usage includes the infusion of specialized drugs such as Immunoglobulin G (“IgG”), pain control and chemotherapy.  Applications are also being increased for intravenous antibiotics including the widely used yet challenging to administer Vancomycin, and beta lactams which require longer infusion times as a part of antimicrobial stewardship. In Europe, RMS has observed additional patient success with the use of the FREEDOM60 for pain control, specifically post-operative epidural pain administration.

The FREEDOM60 provides a high-quality delivery to the patient at costs comparable to gravity-driven infusions and is designed for the home health care industry, patient emergency transportation and for any time a low-cost infusion is required. RMS continues to meet milestones in building a product franchise with FREEDOM60 and the sale of RMS Precision Flow Rate Tubing. This positions the Company well to expand on the technology of dynamic equilibrium for other home infusion devices.

The use of the FREEDOM60 for treatment of primary immune deficiencies by administering IgG under the skin, a subcutaneous administration (“SCIg”), has continued to increase over the past several years and remains the leading pump in the U.S. for these infusions. For patients with Primary Immunodeficiency, Multifocal Motor Neuropathy, Idiopathic thrombocytopenic purpura and Chronic Inflammatory Demyelinating Polyneuropathy, this method has vastly improved quality of life with much fewer unpleasant side effects experienced in comparison to the traditional intravenous route.  There is evidence that indications for SCIg therapy will continue to expand to other disease states. The FREEDOM60 is an ideal system for this administration because:

•	the patient is able to self-medicate at home

•	the pump is easily configured for this application

•	it is the best value infusion system available in a heavily cost constrained market

•	it has demonstrated ultimate effectiveness and an impeccable safety profile without any concerns

In March, 2015, at the National Home Infusion Association Show in Phoenix, Arizona, RMS introduced the FreedomEdge™ Syringe Infusion Pump (“FreedomEdge”).  The FreedomEdge uses all of the trusted technology of the FREEDOM60 in a new, smaller package ideal for use with 20ml or 30ml syringe sizes.  Similar to the FREEDOM60, the FreedomEdge utilizes the existing RMS Precision Flow Rate Tubing and provides a great alternative and benefits to the patients who do not need the larger dose capacity.

RMS HIGH-FLO™ SUBCUTANEOUS SAFETY NEEDLE SETS

RMS HIgH-Flo Subcutaneous Safety Needle Sets (“HIgH-Flo”) are designed for self-administration of medicine under the skin. RMS’ needles feature unique design elements specific to subcutaneous self-administration, including a 5-bevel back-cut needle designed for more comfort and less tissue damage. Its needle set design permits drug flows which are the same or faster than those achieved with larger gauge needles currently on the market. This proprietary fluid dynamics engineering, compatible with the FREEDOM60 and FreedomEdge, guarantees the sensitivity of the system’s dynamic equilibrium.

Reflecting RMS’ dedication to clinician safety, the sets’ butterfly wing closures encase needles after use and help to protect against accidental needle stick injuries, an area of concern to the medical community.  The sets are called safety needle sets to reflect this integral feature.

The Company expanded the range of HIgH-Flo sets available, including a 24 gauge set for very high flow rates, to meet the delivery demands of new drugs on the market.  HIgH-Flo sets are also being used in clinical trials worldwide for a number of medications and therapies.

RES-Q-VAC® PORTABLE MEDICAL SUCTION

The RES-Q-VAC Portable Medical Suction System (“RES-Q-VAC”) is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning. The bottom-hinged, one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals, disaster kits, mass casualty trailers and wherever portable aspiration is a necessity, including backup support for powered suction systems.  Additional markets include nursing homes, hospice, sub-acute, dental and military applications.  The Full Stop Protection® filter and disposable features of the RES-Q-VAC reduce the risk of exposing the health professional to human immunodeficiency virus (“HIV”) or Tuberculosis (“TB”) when suctioning a patient or during post treatment cleanup.  All of the parts that connect to the pump are disposable.

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

The Centers for Disease Control (“CDC”) and World Health Organization continue to emphasize the importance of minimizing aerosol production during suctioning, in order to reduce the spread of pandemic and epidemic diseases such as Ebola and Influenza. At the current time, we believe that the RES-Q-VAC with Full Stop Protection is the only portable, hand-operated device to comply with CDC directives from 2003.

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

RMS is actively pursuing a direct sales effort into the hospital market, working with direct sales and several regional distributors in the respiratory market.  It is also working internationally with distributors who are well represented in the hospital and emergency markets.

ON-LINE CALCULATOR

In March 2016, the Company introduced its new On-Line Calculator, a tool to help determine which of the Company’s Precision Flow Rate Tubing and RMS HIgH-Flo Subcutaneous Needle Sets to use based on the medication being administered and desired time of infusion.  Customers responded well to the new calculator and expressed that the new format of the On-Line Calculator, which can be used on any computer, tablet or mobile device, was easy to use and very helpful.

SALES AND DISTRIBUTION

FREEDOM60 systems are sold domestically through both direct sales efforts concentrated on large national accounts and through a network of medical device distributors.  Most of our sales are through distributors, one of which represents approximately 55.3% of our total revenue.

Internationally, we have FREEDOM60 distribution in Australia, Canada, Denmark, Estonia, Finland, France, Italy, Latvia, Lithuania, Norway, the Benelux countries, Saudi Arabia, South Africa, Germany, Sweden and the United Kingdom. We believe that a single distributor in each country will be more predisposed to advertising, promoting, and building the product franchise, and we work closely with our distributors to promote our products.  Since February 2014, we have employed a sales representative based in Sweden to expand our efforts to add distributors in other countries.  In October 2015, we hired an additional sales representative based in Germany.

RES-Q-VAC is sold domestically and internationally by emergency medical device distributors in approximately 25 countries and represents about 5% of our revenue. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.  We also sell directly to some physician offices, hospitals and other institutional customers.  We market the hospital RES-Q-VAC system through regional distributors specializing in the hospital respiratory care market.  We are expanding support in international markets where we believe RES-Q-VAC has higher potential.

During the fiscal year, we have expanded our efforts to market both of our main product lines at national and international trade shows. We support shows attended by our primary customers such as MEDICA, Arab Health, EMS Today, National Home Infusion Association Conference, Infusion Nurses Society, European Society for Immunodeficiencies and the Immune Deficiency Foundation’s regional meetings.

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

We recently completed development of the FreedomEdge, a smaller version of the FREEDOM60, and introduced it at the National Home Infusion Association show in Phoenix, AZ, in March, 2015.  There is no assurance that this product, or any others under development, will result in net revenue or profit increases for the Company.  At the National Home Infusion Association show in New Orleans, LA, in March 2016, the Company introduced its new On-Line Calculator, a tool to help determine which of the Company’s Precision Flow Rate Tubing™ and RMS HIgH-Flo Subcutaneous Needle Sets™ to use based on the medication being administered and desired time of infusion.  Customers responded well to the new calculator and expressed that the new format of the On-Line Calculator, which can be used on any computer, tablet, or mobile device, was easy to use and very helpful.

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

On May 21, 2010, the Department of Health and Human Services (“HHS”) announced the addition of Severe Combined Immune Deficiency (“SCID”), a primary immunodeficiency disease, to the recommended uniform screening of newborns. The Immune Deficiency Foundation (IDF) has strongly supported and worked tirelessly toward this goal for many years.  As of April 1, 2016, 37 states have added SCID to their uniform newborn screening**.  As more states add this screening, we could see additional sales opportunities in the future.

*Ref: www.nhia.org/faqs.cfm and http://www.gao.gov/new.items/d10426.pdf

** Ref: http://primaryimmune.org/idf-advocacy-center/idf-scid-newborn-screening-campaign/

INSURANCE REIMBURSEMENT

There can be no assurance that Medicare will continue to provide reimbursement for the FREEDOM60.  They may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

In order to receive more favorable Medicare reimbursement for the FREEDOM60, we submitted a formal request for a Healthcare Common Procedures Coding System (“HCPCS”) coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier (“SADMERC”).  It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carriers (“DMERC’s”) should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater.”  This code provides reimbursement for the FREEDOM60 for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

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

Periodically we are subject to inspections and audits by FDA inspectors and could be impacted by adverse findings. The last quality review by the FDA was in June 2015, which included, among other items, a review of complaints, quality controls, and documentation. The FDA inspection was expanded as a consequence of an extensive “trade complaint” which resulted in the issuance of an FDA FORM 483 in June 2015.   Eight months later, on February 29, 2016 we then received a Warning Letter.  The Company responded and replied to the Warning Letter on March 18, 2016 and continues to have correspondence and dialog with the agency in order to satisfy all of FDA’s concerns cited in the Warning Letter.  The timeframe to close out all of the items in the letter with the FDA could take at least six months.  As explained by the FDA in its Regulatory Procedure Manual Chapter 4, an FDA Warning Letter “…is informal and advisory”; “does not commit FDA to taking enforcement action”; and “FDA does not consider Warning Letters to be final agency action.”

The Company is International Organization for Standardization (“ISO”) 13845:2003 certified.  Our new registrar is BSI.

MANUFACTURING

The Company’s employees perform the following operations at the Company’s Chester, NY facility:  electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products.  Products are assembled using molded plastic parts acquired from several U.S. vendors and two suppliers located in Taiwan.  We also have a contractor, operating in Nicaragua, which makes certain subassemblies that we subsequently incorporate into final products in our Chester, NY, facility.  The availability of parts has not been a problem. The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products. Our policy has been to have multiple sources of supply, where practicable, that also offer mold-building capabilities as a service.

EMPLOYEES

As of February 29, 2016, we had 55 full time employees.

The Company carries insurance on the life of Andrew Sealfon, Chief Executive Officer, providing a death benefit of $3.1 million.

PATENTS AND TRADEMARKS

We have filed and received U.S. protection for many of our products and, in some cases where it was no longer deemed economically beneficial, we have allowed certain patent protections to lapse.  The patent position of small companies is highly uncertain and involves complex legal and factual questions. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology. Furthermore, some patent licenses held may be terminated upon the occurrence of certain events or become non-exclusive after a specified period. There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold.  See Item 3. Legal Proceedings for details regarding our patent litigation.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters, for manufacturing operations and for research & development.

Currently, we are in year seventeen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $47,408 for the year ended February 29, 2016.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis. In Fiscal 2016, we paid $23,222 in rent and common charges for this space.

The Company owns a residence adjacent to our facility for use as additional office and research and development space.  We paid cash for the property in the amount of $0.2 million.

ITEM 3. LEGAL PROCEEDINGS

In 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  The Company is complying with that order.  On March 24, 2016, EMED filed a motion for a second preliminary injunction regarding sales of RMS products in California.  The Company is opposing that motion and briefing for this motion, as well as case discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company has requested that the Texas suit be transferred to California.  The Court has not yet ruled on the Company’s transfer request.  Discovery in the Texas suit is ongoing.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office (“USPTO”) instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Based on the grant of the IPR, the Company intends to request the Court stay proceedings of the second filed case until conclusion of the IPR.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcomes cannot be predicted with any certainty.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of February 29, 2016, 37,966,501 shares were issued and outstanding and there were approximately 1,015 stockholders of record.

Our Common Stock is traded in the over-the-counter market. The following table sets forth the high and low closing bid quotations for the Common Stock, as reported by Nasdaq.com, for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

2016 QUARTER ENDED
February 29, 2016	$0.57	$0.34
November 30, 2015	$0.42	$0.30
August 31, 2015	$0.45	$0.28
May 31, 2015	$0.45	$0.37

2015 QUARTER ENDED
February 28, 2015	$0.49	$0.38
November 30, 2014	$0.42	$0.29
August 31, 2014	$0.36	$0.23
May 31, 2014	$0.25	$0.16

On October 21, 2015, the Board of Directors of the Company approved director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  Directors include Dr. Mark Baker, Mr. Mark Pastreich, Mr. Arthur Radin and Mr. Cyril Narishkin.  For purposes of director compensation, Mr. Narishkin will receive $25,000 annually in addition to his payments under his consulting agreement.  As of February 29, 2016, each director was paid $12,500 of which half was paid in cash and half in common stock of which each director received 14,566 in common shares.  Beginning March 1, 2016, all Directors, excluding Mr. Andrew Sealfon, the Company’s Chief Executive Officer, will receive director compensation.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 29, 2016, the Company had repurchased 180,406 shares at an average price of $0.45 under the program.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval at the Annual Meeting to be held on July 27, 2016.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of February 29, 2016, the Company awarded 1,060,000 options to certain executives and key employees under the plan.

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

FISCAL YEAR END

The Company’s fiscal year end is February 29.

RESULTS OF OPERATIONS

Fiscal Year Ended February 29, 2016 compared to Fiscal Year Ended February 28, 2015

Net Sales

The following table summarizes our net sales for the years ended February 29, 2016 and February 28, 2015:

	February 29,	February 28,	Change from Prior Year			% of Sales
	2016	2015	$	%		2016	2015
Sales
Domestic	$10,195,856	$9,089,413	$1,106,443	12.2%		83.2%	80.8%
International	2,051,482	2,155,247	(103,765)	(4.8%	)	16.8%	19.2%
Total	$12,247,338	$11,244,660	$1,002,678	8.9%

Net sales for the year ended February 29, 2016, increased 8.9% to $12.2 million up from $11.2 million for the same period last year.  The domestic market grew at a strong pace of 12.2%, whereas our international market decreased by (4.8%) due to currency translation, higher sales at a single customer in fiscal 2015 due to temporary treatments and the interim loss of sales from a customer who has since returned to us as a customer.  Helping to offset these declines was our success in gaining several new international customers.

Our infusion products, which include the FREEDOM60 Syringe Infusion System (“FREEDOM60”) and RMS HIgH-Flo Subcutaneous Safety Needle Sets drove this increase.  We have concentrated the majority of our efforts in our infusion product lines, specifically towards subcutaneous immune globulin (“SCIG”) applications in both domestic and international markets.  We anticipate sales to continue to increase as the SCIG market continues to develop and as we work on new enhancements to the FREEDOM60 that we believe will expand this market even further. In addition, we expect many of the SCIG providers and others will see benefit in using the FREEDOM60 system for additional uses, such as antibiotics, chemotherapeutics, and pain medications.    Our efforts to reenter into the antibiotic market resulted in a large home care hospital system selecting the FREEDOM60 for all patients receiving this therapy.

Gross Profit

Our gross profit for the years ended February 29, 2016 and February 28, 2015 is as follows:

			Change from Prior Year
	2016	2015	$	%
Gross Profit	$7,602,903	$6,687,699	$915,204	13.7%
Stated as a Percentage of Net Sales	62.1%	59.5%

Gross profit increased $0.9 million or 13.7% in 2016, as compared to 2015, driven by higher net sales and lower production costs.

Gross profit as a percentage of net sales improved 2.6% compared to 2015, mostly due to our lean manufacturing initiatives during the first half of our fiscal year which was partially offset by an accrual for costs associated with a voluntary market withdrawal related to a defect in the packaging supplied to us by a third party vendor.  The second half of our fiscal year continued to have increased capacity, as well as lower direct assembly labor costs.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the years ended February 29, 2016 and February 28, 2015 are as follows:

			Change from Prior Year
	2016	2015	$	%
Selling, general and administrative	$5,942,671	$4,788,279	$1,154,392	24.1%
Research and development	207,282	468,154	(260,872)	(55.7%	)
	$6,149,953	$5,256,433	$893,520
Stated as a Percentage of Net Sales	50.2%	46.7%

Selling, general and administrative expenses increased to $5.9 million in Fiscal 2016, up 24.1% from $4.8 million in Fiscal 2015.  Of the $1.2 million increase, $0.2 million is due to legal fees incurred for our patent litigation, increased regulatory consulting fees incurred for FDA reporting requirements in the amount $0.1 million, our reorganization effort which increased net salaries and related expenses by $0.2 million and also included a severance charge of $0.2 million and recruiting and consulting fees of $0.3 million.  Further adding to the increase was higher trade show expense of $0.1 million due to greater representation at certain shows such as the National Home Infusion Association, attendance at new shows, and the timing of others that are held every two years.  Also adding to the increase was the addition of fees to compensate our board of directors in the aggregate of $50,000 for the year.

Research and development expenses decreased by $0.3 million in Fiscal 2016 compared to the same period last year mostly due to a reduction in outside consulting services and from attrition in the department.  We recently added an engineer to our staff, as we continue to be committed to our research and development efforts in order to develop new products.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense decreased by 4.3% down to $0.27 million in Fiscal 2016 compared with $0.28 million in Fiscal 2015, mostly due to many assets reaching their useful lives, partially offset by capital purchases for our production lines and general facility needs and improvements.

Net Income

			Change from Prior Year
	2016	2015	$	%
Net Income	$782,864	$753,117	$29,747	3.9%
Stated as a Percentage of Net Sales	6.4%	6.7%

Our net income for the Fiscal 2016 was $0.8 million, 3.9% higher than Fiscal 2015.   This increase is due to an increase of $1.0 million in net sales, improved gross margins due to our lean initiatives throughout the fiscal year and reduced research and development costs, partially offset by the increase in selling, general and administrative expenses of $1.2 million as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $4.2 million as of February 29, 2016, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of February 29, 2016, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 29, 2016, the Company had repurchased 180,406 shares at an average price of $0.45 under the program.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Net cash provided by operating activities	$1,914,813	$826,099
Net cash used in investing activities	(189,522)	(744,981)
Net cash (used in) provided by financing activities	(80,577)	248,719

Operating Activities

Net cash provided by operating activities of $1.9 million for the fiscal year ended February 29, 2016, was primarily attributable to our net income of $0.8 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, $28,000 of deferred compensation costs and $0.1 million of stock based compensation.  Further adding to the improvement in net cash provided by operating activities was an increase in accounts payable and accrued expense of $0.3 million, a decrease in accounts receivable of $0.3 million and a decrease in inventory levels of $0.2 million.  Inventory levels were also much lower than in the fiscal year ended February 28, 2015 due to initial increases resulting from our outsourcing of subassemblies for our manufacturing process and increased finished good levels for needle sets in that period.  Net cash provided by operating activities of $0.8 million for the fiscal year ended February 28, 2015 was primarily attributable to our net income of $0.8 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets and $0.1 million of deferred compensation costs, all offset mostly by an increase in inventory levels of $0.4 million in the period as described above as well as a decrease in accrued tax liability.

Investing Activities

Our net cash used in investing activities of $0.2 million for the fiscal year ended February 29, 2016, was primarily attributable to capital expenditures related to purchases of manufacturing equipment and tooling and patent costs.  Our net cash used in investing activities of $0.7 million for the fiscal year ended February 28, 2015, was primarily attributable to capital expenditures related to purchases of manufacturing equipment and tooling, installation of a new clean room and patent costs.

Financing Activities

Net cash used by financing activities of $0.1 million for the fiscal year ended February 29, 2016, was made up of the repurchase of our common stock, mostly offset by the issuance of shares for board of director fees and consulting fees.  Net cash provided by financing activities of $0.2 million for the fiscal year ended February 28, 2015, was due to the sale of common stock.

Lease commitments

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters, for manufacturing operations and research & development.  We are in year seventeen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $47,408 for the year ended February 29, 2016.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis. In Fiscal 2016, we paid $23,222 in rent and common charges for this space.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09 — Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, the areas of simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities.  The amendment eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendment in this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU and expect it will have a material impact on our consolidated financial condition and results of operations upon adoption.

In November 2015, the FASB issued ASU No. 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Prior this ASU, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. This ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The requirement that deferred tax liabilities and assets be offset and presented as a single amount was not affected by this amendment.   The Company has adopted this ASU retrospectively.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

In May 2014, FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Repro Med Systems, Inc.

Chester, New York

We have audited the accompanying balance sheets of Repro Med Systems, Inc. as of February 29, 2016 and February 28, 2015, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro Med Systems, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail, Merkel, Quinn & Associates, P.C.

Scranton, Pennsylvania

May 13, 2016

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	February 29,	February 28,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,201,949	$2,557,235
Certificates of deposit	261,118	259,789
Accounts receivable less allowance for doubtful accounts of $18,648 and $29,865 for February 29, 2016, and February 28, 2015, respectively	1,350,180	1,623,695
Inventory	1,040,277	1,226,636
Prepaid expenses	265,123	240,688
TOTAL CURRENT ASSETS	7,118,647	5,908,043
Property and equipment, net	996,822	1,161,432
Patents, net of accumulated amortization of $147,380 and $134,552 at February 29, 2016 and February 28, 2015, respectively	247,691	180,558
Other Assets	31,140	31,140
TOTAL ASSETS	$8,394,300	$7,281,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	307,764	243,217
Accrued expenses	499,406	304,041
Accrued payroll and related taxes	148,766	121,917
Accrued tax liability	129,497	—
Total Current Liabilities	1,107,914	691,656
Deferred capital gain - less current portion	44,976	67,454
Deferred tax liability	123,111	248,607
Total Liabilities	1,276,001	1,007,717
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,487,532 and 40,347,292 shares issued; 37,966,501 and 38,006,667 shares outstanding at February 29, 2016, and February 28, 2015, respectively	404,875	403,473
Additional paid-in capital	3,968,342	3,855,188
Retained earnings	3,019,940	2,237,076
	7,393,157	6,495,737
Less: Treasury stock, 2,521,031 shares and 2,340,625 shares at February 29, 2016, and February 28, 2015, respectively, at cost	(246,858)	(166,281)
Less: Deferred compensation cost	(28,000)	(56,000)
TOTAL STOCKHOLDERS’ EQUITY	7,118,299	6,273,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,394,300	$7,281,173

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	February 29,	February 28,
	2016	2015

NET SALES	$12,247,338	$11,244,660
Cost of goods sold	4,644,435	4,556,961
Gross Profit	7,602,903	6,687,699

OPERATING EXPENSES
Selling, general and administrative	5,942,671	4,788,279
Research and development	207,282	468,154
Depreciation and amortization	271,566	283,875
Total Operating Expenses	6,421,519	5,540,308

Net Operating Profit	1,181,384	1,147,391

Non-Operating Expense/(Income)
Interest expense	3,412	512
Loss on foreign currency exchange	26,204	77,966
Other expense and interest income, net	9,198	(5,623)

INCOME BEFORE TAXES	1,142,570	1,074,536

Income tax expense	359,706	321,419

NET INCOME	$782,864	$753,117

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,988,954	37,634,064
Diluted	37,988,954	37,634,064

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

			Additional			Deferred	Total
	Common Stock		Paid-in	Retained	Treasury	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Cost	Equity

BALANCE, FEBRUARY 28, 2014	38,936,667	$389,367	$3,512,294	$1,483,959	$(142,000)	$(51,750)	$5,191,870
Issuance of common stock awards	420,000	4,200	79,800	—	—	(84,000)	—
Issuance of common stock	1,000,000	10,000	263,000	—	—	—	273,000
Cancellation of Unvested common Stock	(9,375)	(94)	94	—	—	—	—
Purchase of treasury common stock	—	—	—	—	(24,281)	—	(24,281)
Amortization of deferred compensation cost	—	—	—	—	—	79,750	79,750
Net income for the year ended February 28, 2015	—	—	—	753,117	—	—	753,117
BALANCE, FEBRUARY 28, 2015	40,347,292	$403,473	$3,855,188	$2,237,076	$(166,281)	$(56,000)	$6,273,456
Issuance of Common Stock	140,240	1,402	113,154	—	—	—	114,556
Purchase of treasury common stock	—	—	—	—	(80,577)	—	(80,577)
Amortization of deferred compensation cost	—	—	—	—	—	28,000	28,000
Net income for the year ended February 29, 2016	—	—	—	782,864	—	—	782,864
BALANCE, FEBRUARY 29, 2016	40,487,532	$404,875	$3,968,342	$3,019,940	$(246,858)	$(28,000)	$7,118,299

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$782,864	$753,117
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	28,000	79,750
Stock based compensation expense	114,556	—
Depreciation and amortization	271,566	283,875
Deferred capital gain - building lease	(22,478)	(22,482)
Deferred taxes	(125,496)	93,607
Loss on disposal of fixed assets	14,104	281
Allowance for returns and doubtful accounts	(12,912)	7,366
Changes in operating assets and liabilities:
Decrease in accounts receivable	286,427	113,752
Decrease (Increase) in inventory	186,359	(407,913)
(Increase) Decrease in prepaid expense	(24,435)	5,079
Increase in other assets	—	(87)
Increase (Decrease) in accounts payable	64,547	(3,405)
Increase in accrued payroll and related taxes	26,849	48,941
Increase in accrued expense	195,365	40,576
Increase (Decrease) in accrued income tax liability	129,497	(166,358)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,914,813	826,099

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(121,782)	(591,413)
Proceeds on disposal of fixed assets	13,550	—
Payments for patents	(79,961)	(152,369)
Purchase of certificates of deposit	(1,329)	(1,199)
NET CASH USED IN INVESTING ACTIVITIES	(189,522)	(744,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(80,577)	(24,281)
Proceeds from sale of securities, net of legal and other fees of $15,000	—	273,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(80,577)	248,719

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,644,714	329,837
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,557,235	2,227,398
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,201,949	$2,557,235

Supplemental Information
Cash paid during the years for:
Interest	$3,412	$512
Taxes	$255,000	$494,891
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$114,556	$84,000

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.35% to 0.55% and mature in June 2016 and February 2017.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2012 are subject to examination by income tax authorities.

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

	Fiscal Year Ended
	February 29, 2016	February 28, 2015

Net income	$782,864	$753,117

Weighted Average Outstanding Shares:
Outstanding shares	37,988,954	37,634,064
Option shares includable	—	—
	37,988,954	37,634,064

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09 — Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, the areas of simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities.  The amendment eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendment in this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU and expect it will have a material impact on our consolidated financial condition and results of operations upon adoption.

In November 2015, the FASB issued ASU No. 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Prior this ASU, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. This ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The requirement that deferred tax liabilities and assets be offset and presented as a single amount was not affected by this amendment.   The Company has adopted this ASU retrospectively.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11—Simplifying the Measurement of Inventory.  The ASU was issued as part of the FASB’s simplification initiative and under the ASU, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

In May 2014, FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of February 29, 2016, the Company does not believe that any of its assets are impaired.

NOTE 2  INVENTORY

Inventory consists of:

	February 29, 2016	February 28, 2015

Raw materials and Work-in-process	$600,028	$829,242
Finished goods	478,312	471,883
	1,078,340	1,301,125

Less: reserve for obsolete inventory	38,063	74,489
Inventory, net	$1,040,277	$1,226,636

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	February 29, 2016	February 28, 2015	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	923,394	887,959	3-10 years
Manufacturing equipment and tooling	961,486	963,843	3-12 years
	2,110,004	2,076,926

Less: accumulated depreciation	1,113,182	915,494
Property and equipment, net	$996,822	$1,161,432

Depreciation expense was $258,738 and $268,759 for the years ended February 29, 2016, and February 28, 2015, respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $28,000 for the each of the fiscal years ended February 29, 2016 and February 28, 2015.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company.  Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provides for payment of $16,000 per month, of which half is to be paid in cash and half is to be paid in shares of common stock.  Effective January 1, 2016, the agreement provides for the same payment of $16,000 per month, of which seventy-five percent is to be paid in cash and twenty-five percent is to be paid in shares of common stock.

On April 26, 2016, Cyril Narishkin was appointed President of the Company.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the Chief Executive Officer. The lease payments were $21,500 for each of the years ended February 29, 2016, and February 28, 2015. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year seventeen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

NOTE 5  STOCKHOLDERS’ EQUITY

On August 8, 2014, we executed an agreement with Horton Capital Partners Fund, an institutional investor based in Philadelphia, PA, to sell one million shares of our common stock and warrants to purchase an additional one million shares of common stock at an exercise price of $0.45 per share.  The aggregate purchase price was $0.3 million.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 29, 2016, the Company had repurchased 180,406 shares at an average price of $0.45 under the program.

NOTE 6   STOCK-BASED COMPENSATION

In July 2012, 1,465,000 shares were authorized to issue to employees as share compensation valued at $0.18 per share, the market value on the date of the board authorization. The value of these shares will be amortized into operations over the one to two year restriction on the shares. Amortization amounted to zero and $51,750 for the years ended February 28, 2016, and February 28, 2015, respectively.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval at the Annual Meeting to be held on July 27, 2016.  The total number of shares of common stock of the Company, par value $.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of February 29, 2016, the Company awarded 1,060,000 options to certain executives and key employees under the plan.

On October 21, 2015, the Board of Directors of the Company approved director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  Directors include Dr. Mark Baker, Mr. Mark Pastreich, Mr. Arthur Radin and Mr. Cyril Narishkin.  For purposes of director compensation, Mr. Narishkin will receive $25,000 annually in addition to his payments under his consulting agreement.  As of February 29, 2016, each director was paid $12,500 of which half was paid in cash and half in common stock of which each director received 14,566 in common shares.  Beginning March 1, 2016, all Directors, excluding Mr. Andrew Sealfon, the Company’s Chief Executive Officer, will receive director compensation.

The per share weighted average fair value of stock options granted during the fiscal year ended February 29, 2016 and February 28, 2015 was $0.19 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended February 29, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	February 29, 2016	February 28, 2015

Dividend yield	0.00%	—
Expected Volatility	59.00%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	—
Risk-free rate	2.17%	—

The following table summarizes the status of the Company’s stock option plan:

	February 29, 2016		February 28, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	—	$—	—	$—
Granted	1,155,000	$0.36-0.38	—	$—
Exercised	—	$—	—	$—
Forfeited	95,000	$0.36	—	$—
Outstanding at February 29,	1,060,000	$0.36-0.38	—	$—
Options exercisable at February 29,	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$50,413	—	$—

Total stock-based compensation expense for stock option awards totaled $50,413 and zero for the fiscal year ended February 29, 2016 and February 28, 2015, respectively.

The weighted-average grant-date fair value of options granted during fiscal years ended February 29, 2016 and February 28, 2015 was $201,890 and zero, respectively. The total intrinsic value of options exercised during fiscal years ended February 29, 2016 and February 28, 2015, was zero for both periods.

The following table presents information pertaining to options outstanding at February 29, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.38	1,060,000	5 years	$0.37	—	$—

As of February 29, 2016, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during the fiscal years ended February 29, 2016 and February 28, 2015, was zero for both periods.

NOTE 7  CONTINGENT LIABILITY

On March 25, 2016, the Company’s legal counsel, who had represented the Company in its patent litigation withdrew as legal counsel, after discussions regarding whether they were the most suited to be our representative in this action and verbally waived payment on any remaining open invoices which totaled $0.5 million.  The Company does not believe it is liable for these fees nor does it believe that the law firm will take action to collect these fees.  The unpaid legal fees have been reversed.

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

At February 29, 2016, minimum future rental payments are:

Year	Minimum Rental Payments

2017	132,504
2018	132,504
2019	132,504
$397,512

Rent expense for both the years ended February 29, 2016, and February 28, 2015 were $132,504.

NOTE 9  FEDERAL AND STATE INCOME TAXES

The provision for income taxes consisted of at February 29, 2016, and February 28, 2015:

	2016	2015

State income tax:
Current, net of refund	$1,867	$1,000
Federal income tax:
Deferred	(125,496)	102,087
Current	483,335	218,332
Total	$359,706	$321,419

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	2016	2015

Income before tax	$1,142,570	$1,074,536
Computed expected tax	$388,474	$365,342
State income and franchise tax/(refund)	1,232	660
Other	(30,000)	(44,583)
Provision for taxes	$359,706	$321,419

The components of deferred tax liabilities at February 29, 2016, and February 28, 2015, respectively, are as follows:

	2016	2015

Deferred compensation cost	$7,559	$(19,040)
Depreciation and amortization	(173,700)	(239,660)
Allowance for bad debts and other	43,030	10,093
Deferred tax liabilities	$(123,111)	$(248,607)

NOTE 10  MAJOR CUSTOMERS

For the years ended February 29, 2016, and February 28, 2015, approximately, 55.3% and 52.9%, respectively, of the Company’s gross product revenues were derived from one major customer.  At February 29, 2016, and February 28, 2015, accounts receivable due from this customer were $0.5 million and $1.0 million, respectively.

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

NOTE 11  LEGAL PROCEEDINGS

In 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  The Company is complying with that order.  On March 24, 2016, EMED filed a motion for a second preliminary injunction regarding sales of RMS products in California.  The Company is opposing that motion and briefing for this motion, as well as case discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company has requested that the Texas suit be transferred to California.  The Court has not yet ruled on the Company’s transfer request.  Discovery in the Texas suit is ongoing.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (IPR) of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office (USPTO) instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Based on the grant of the IPR, the Company intends to request the Court stay proceedings of the second filed case until conclusion of the IPR.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcomes cannot be predicted with any certainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended February 29, 2016 and February 28, 2015, neither the Company nor anyone on its behalf has consulted with McGrail Merkel Quinn & Associates, P.C. with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that McGrail Merkel Quinn & Associates, P.C. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 29, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 29, 2016, the Company maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended February 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth-certain information with respect to the Executive Officers and Directors:

Name	Age	Position / Held Since

Andrew I. Sealfon	70	President 1980 through April 2016
		Chairman 1989
		Director 1980
		Chief Executive Officer 1986

Karen Fisher	50	Chief Financial Officer and Treasurer 2015

Cyril Narishkin	51	Interim Chief Operating Officer 2015 Director 2015 President 2016

Paul Mark Baker	65	Director 1991

Mark Pastreich	86	Director 2011

Brad A. Sealfon	28	Director 2013

Arthur J. Radin	79	Director 2015

David Anderson	63	Director 2016

Mr. Andrew Sealfon is deemed a “parent” and “promoter” as those terms are defined under the Securities Act of 1933 as amended.

All directors hold offices until the next annual meeting of stockholders or until their successors are elected.  Executive officers hold office at the discretion of the Board of Directors.

Mr. Andrew Sealfon co-founded Repro Med Systems, Inc. in 1980.  He is an electrical engineer and inventor and has been granted numerous U.S.  patents.  Mr. Sealfon is a graduate of Lafayette College.  On April 26, 2016, Mr. Sealfon was replaced as President by Mr. Cyril Narishkin.  He remains as Chief Executive Officer and head of research and development.

Ms. Fisher has more than 19 years of financial experience at a variety of industries, most recently serving as Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company, from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a BS in accounting.

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

Mr. Brad Sealfon joined the board in November, 2013.  Mr. Sealfon is the son of Mr. Andrew Sealfon, the Company’s President and Chief Executive Officer.  He was previously the Marketing Director at Company.

Mr. Narishkin was appointed to the Board of Directors and interim Chief Operating Officer on October 21, 2015.  On April 26, 2016, Mr. Narishkin became President of the Company.  Mr. Narishkin has held various executive positions in medical device, defense and automotive manufacturing firms.  He started his career at Texas Instruments’ Materials and Controls Group. After turning around the performance of Texas Instruments, Mexico as Operations Manager, Mr. Narishkin left Texas Instruments to start his own consulting firm helping clients reduce costs, improve performance and quality.  He then became an executive at Essex Industries holding various positions in their defense and medical business divisions improving profitability and sales.  As President of Piper Metal Forming, Mr. Narishkin led the turn-around of this failing business resulting in its sale to a strategic buyer.  Mr. Narishkin has served on several non-profit boards and has been an Adjunct Professor at St. Louis University and Washington University’s MBA programs.  Mr. Narishkin holds a Bachelor of Science degree in Mechanical Engineering from Tufts University, Medford, MA and a Masters in Business Administration from Olin Business School, Washington University in St. Louis.

Mr. Anderson was appointed to the Board of Directors on February 26, 2016.  Mr. Anderson has been in the medical (device) industry for over 23 years and has held the role of Chief Executive Officer for Sterilox Technologies, Inc., Gentis, Inc. and currently with ORTEQ Ltd/CellCoTec Ltd.  He has also served on the board for ACell Inc., (Regenerative Medicine for Woundcare) and Aperion Biologics, (ACL Replacement Technology), as well as served on several advisory committees.  Mr. Anderson received a B.S. in Chemical Engineering from Cornell University and attended University of Minnesota for Graduate Studies in Microbiology.

On October 21, 2015, the Board of Directors of the Company approved director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  Directors include Dr. Mark Baker, Mr. Mark Pastreich, Mr. Arthur Radin and Mr. Cyril Narishkin.  For purposes of director compensation, Mr. Narishkin will receive $25,000 annually in addition to his payments under his consulting agreement.  As of February 29, 2016, each director was paid $12,500 of which half was paid in cash and half in common stock of which each director received 14,566 in common shares.  Beginning March 1, 2016, all Directors, excluding Mr. Andrew Sealfon, the Company’s Chief Executive Officer, will receive director compensation.

ITEM 11. EXECUTIVE COMPENSATION

Andrew I. Sealfon, Chief Executive Officer, received $450,000 in salary and bonus during the fiscal year ended February 29, 2016.

Karen Fisher, Chief Financial Officer and Treasurer, received $200,291 in salary and bonus during the fiscal year ended February 29, 2016.  Ms. Fisher received a stock option grant of 500,000 shares in Fiscal 2016 which vest over twelve months.

Officers are reimbursed for travel and other expenses incurred on behalf of the Company. We offer an optional 401(k) savings plan with a company matching component to all full-time employees with 90 days of service.

	Summary Compensation Table
Name & Position	Year	Salary/ Compensation

Andrew I. Sealfon, CEO (1)	2016	$450,000
	2015	$408,333

Cyril Narishkin, President and Interim COO (2)	2016	$80,000
	2015	$—

Karen Fisher, CFO and Treasurer (effective January 28, 2015) (3)	2016	$200,291
	2015	$30,417

(1) Mr. Sealfon is provided with an automobile that has been paid for in full by the Company.

(2) Mr. Narishkin was paid for travel and other expenses in the amount of $19,090.  As of October 21, 2015 his compensation was paid half in cash and half in common stock and as of January 1, 2016 his compensation was paid seventy-five percent in cash and twenty-five percent in common stock.  Mr. Narishkin is compensated at $16,000 per month.

(3) Ms. Fisher has an employment agreement with the Company which was entered into on January 15, 2015.  Ms. Fisher’s annual salary is $185,000, plus bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2016, the number of shares of Common Stock beneficially owned by each person owning more than 5% of the outstanding shares, by each officer and director, and by all officers and directors as a group:

Name of Principal Stockholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon*	8,127,250	21%	(1)
Dr. Paul Mark Baker	1,815,746	5%	(2)
Mark Pastreich	391,066	1%	—
Arthur J. Radin	115,166	—	—
Brad A. Sealfon	85,000	—	—
Cyril Narishkin	96,542	—	—

All Directors and Officers as a Group	10,630,770	27%	—

Horton Capital Partners Fund, LP	4,702,247	12%	(3)

Total of all Directors, Offices and 5% stockholders	15,333,017	39%	—

* Andrew I. Sealfon is deemed a “parent” and a “promoter” of Repro Med Systems, Inc., as those terms are defined under the Securities Act of 1933, as amended.

(1) Does not include approximately 115,000 shares of common stock owned by Mr. Andrew Sealfon’s wife, 85,000 shares of common stock held by Mr. Sealfon’s son, Brad A. Sealfon, or 85,000 shares of common stock held by Mr. Sealfon’s daughter, Carolyn Sealfon, as to which Mr. Sealfon disclaims beneficial ownership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To reduce corporate travel expenses, we maintain and operate a corporate aircraft. Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Andrew Sealfon is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of the Fiscal Years 2016 and 2015. We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2011, the Company added Mr. Mark Pastreich as a director. Mr. Pastreich is a principal in the company that owns the building leased by the Company. The Company is in year seventeen of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $28,000 for the year ended February 29, 2016.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company.  Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provides for payment of $16,000 per month, of which half is to be paid in cash and half is to be paid in shares of common stock.  Effective January 1, 2016, the agreement provides for the same payment of $16,000 per month, of which seventy-five percent is to be paid in cash and twenty-five percent is to be paid in shares of common stock.

On April 26, 2016, Cyril Narishkin was appointed President of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, for professional services rendered for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees

Audit Fees	$39,000	$39,000

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 29, 2016, and February 28, 2015, respectively.

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

3(ii)	By-Laws, by reference from the Annual Report on Form10-K of REPRO MED SYSTEMS, INC., for the fiscal year ended February 1987 (previously filed and incorporated by reference).

4.1	Securities Purchase Agreement with Horton Capital Partners Fund, L.P. dated August 8, 2014 (previously filed and incorporated by reference).

10.1	Executive Employment Agreement for Karen Fisher, Chief Financial Officer dated January 15, 2015 (previously filed and incorporated by reference).

14.1

Acknowledgement of Receipt and Understanding of Code of Ethics for Officers, Directors, and Employees of REPRO MED SYSTEMS, INC., and Federal Securities Law Prohibitions as to use of Insider Information (previously filed and incorporated by reference).

14.2	Code of Ethics for Officers, Directors, and Employees of REPRO MED SYSTEMS, INC. (previously filed and incorporated by reference).

14.3	Federal Securities Law Considerations for Management of REPRO MED SYSTEMS, INC. (previously filed and incorporated by reference).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended February 29, 2016), furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

REPRO MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 13, 2016.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, Chairman of the Board, Director, and Chief Executive Officer

/s/ Cyril Narishkin

Cyril Narishkin, President, Interim Chief Operating Officer, and Director

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Arthur J. Radin

Arthur J. Radin, Director

/s/ Brad A. Sealfon

Brad A. Sealfon, Director

/s/ David Anderson

David Anderson, Director