Form 10-Q
period 2016-05-31
REPRO MED SYSTEMS INC
filed 2016-06-30
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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

As of June 30, 2016, 37,963,501 shares of common stock, $.01 par value per share, were outstanding, which excludes 2,524,031 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of May 31, 2016 (Unaudited) and February 29, 2016	3

	Statements of Operations (Unaudited) for the Three Months Ended May 31, 2016, and 2015	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended May 31, 2016, and 2015	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	18-19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	May 31,
	2016	February 29,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,860,648	$4,201,949
Certificates of deposit	261,118	261,118
Accounts receivable less allowance for doubtful accounts and returns of $27,174 at May 31, 2016 and $37,486 at February 29, 2016	1,353,936	1,350,180
Inventory	1,123,567	1,040,277
Prepaid expenses	451,382	265,123
TOTAL CURRENT ASSETS	7,050,651	7,118,647
Property and equipment, net	985,168	996,822
Patents, net of accumulated amortization of $151,233 and $147,380 at May 31, 2016 and February 29, 2016, respectively	267,206	247,691
Other assets	31,490	31,140
TOTAL ASSETS	$8,334,515	$8,394,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	608,167	307,764
Accrued expenses	502,634	499,406
Accrued payroll and related taxes	112,080	148,766
Accrued tax liability	—	129,497
TOTAL CURRENT LIABILITIES	1,245,362	1,107,914
Deferred capital gain - less current portion	39,356	44,976
Deferred tax liability	107,966	123,111
TOTAL LIABILITIES	1,392,684	1,276,001

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000,000 shares authorized, 40,487,532 shares issued; 37,963,501 shares outstanding at May 31, 2016 and 37,966,501 shares outstanding at February 29, 2016	404,875	404,875
Additional paid-in capital	4,019,292	3,968,342
Retained earnings	2,786,626	3,019,940
	7,210,793	7,393,157
Less: Treasury stock at cost, 2,524,031 shares at May 31, 2016 and 2,521,031 at February 29, 2016	(247,962)	(246,858)
Less: Deferred compensation cost	(21,000)	(28,000)
TOTAL STOCKHOLDERS’ EQUITY	6,941,831	7,118,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,334,515	$8,394,300

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	May 31,
	2016	2015

NET SALES	$2,990,166	$2,630,545
Cost of goods sold	1,053,354	1,112,686
Gross Profit	1,936,812	1,517,859

OPERATING EXPENSES
Selling, general and administrative	2,179,590	1,478,339
Research and development	56,668	53,665
Depreciation and amortization	70,156	64,719
Total Operating Expenses	2,306,414	1,596,723

Net Operating Loss	(369,602)	(78,864)

Non-Operating Income/(Expense)
Gain (Loss) currency exchange	15,633	(15,070)
Loss on disposal of fixed assets	—	(4,606)
Interest and other income	754	1,103
TOTAL OTHER INCOME (EXPENSES)	16,387	(18,573)

LOSS BEFORE TAXES	(353,215)	(97,437)

Income Tax Benefit	119,901	32,797

NET LOSS	$(233,314)	$(64,640)

NET LOSS PER SHARE

Basic	$(0.01)	$—
Diluted	$(0.01)	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	37,965,979	38,006,667
Diluted	37,965,979	38,006,667

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(233,314)	$(64,640)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Amortization of deferred compensation cost	7,000	7,000
Stock based compensation expense	50,950	—
Depreciation and amortization	70,156	64,719
Deferred capital gain - building lease	(5,620)	(5,618)
Deferred taxes	(15,144)	(2,380)
Loss on disposal of fixed assets	—	4,606
Allowance for returns and doubtful accounts	(10,312)	951
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,555	148,234
Increase in inventory	(83,290)	(186,000)
Increase in prepaid expense	(186,259)	(168,325)
Increase in other assets	(350)	—
Increase in accounts payable	300,402	154,275
(Decrease) Increase in accrued payroll and related taxes	(36,686)	123,885
Increase (Decrease) in accrued expense	3,228	(65,606)
Decrease in accrued income tax liability	(129,497)	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(262,181)	11,101

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(54,649)	(61,344)
Payments for patents	(23,366)	(36,356)
NET CASH USED IN INVESTING ACTIVITIES	(78,015)	(97,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(1,105)	—
NET CASH USED IN FINANCING ACTIVITIES	(1,105)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(341,301)	(86,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,201,949	2,557,235
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,860,648	$2,470,636

Supplemental Information
Cash paid during the years for:
Interest	$—	$—
Taxes	$91,600	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$—	$—

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications in compliance with the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality management system.  The Company operates as one segment.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of May 31, 2016, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of May 31, 2016, and the results of operations and cash flow for the three-month periods ended May 31, 2016, and 2015.

The results of operations for the three months ended May 31, 2016, and 2015 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 29, 2016, as filed with the Securities and Exchange Commission on Form 10-K.

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

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

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

NOTE 2 RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 for the each of the three months ended May 31, 2016 and May 31, 2015.  In August, 2014, Dr. Baker was paid a previously approved bonus of $25,000 to assist him in covering taxes due on the grant of common stock.

On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company. Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provides for payment of $16,000 per month for eight days per month, of which half is to be paid in cash and half is to be paid in shares of common stock. Effective January 1, 2016, the agreement provides for the same payment of $16,000 per month, of which seventy-five percent is to be paid in cash and twenty-five percent is to be paid in shares of common stock.

On April 26, 2016, Cyril Narishkin was appointed President of the Company.

On June 24, 2016, Cyril Narishkin executed a termination and general release agreement and resigned as President, Interim Chief Operating Officer and Director for personal reasons.  Mr. Narishkin will be compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days a month upon request of the Company.

On June 29, 2016, Andrew Sealfon was reinstated as President of the Company.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by the Chief Executive Officer. The lease payments were $5,375 for each of the three months ended May 31, 2016, and May 31, 2015. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year seventeen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	May 31, 2016	February 29, 2016

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	975,926	923,394
Manufacturing equipment and tooling	953,985	961,486
	2,155,035	2,110,004

Less: accumulated depreciation	1,169,867	1,113,182
Property and equipment, net	$985,168	$996,822

NOTE 4  LEGAL PROCEEDINGS

In 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  On June 23, 2016 EMED filed a motion challenging RMS’s compliance with that order.  RMS will be opposing that motion.  On March 24, 2016, EMED filed a motion for a second preliminary injunction regarding sales of RMS products in California.  The Company opposed that motion, which is still pending.  Discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company requested that the Texas suit be transferred to California.  Also, based on a validity review of the patent in the U.S. Patent and Trademark Office (USPTO), discussed below, the Company requested the Texas suit be stayed.  On May 12, 2016, the Court entered an order staying the case until after the Patent Trial and Appeal Board at the USPTO issues a final written decision regarding the validity of the patent.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (IPR) of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office (USPTO) instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Both the ex parte reexamination and the inter partes review are ongoing.

Although the Company believes it has meritorious claims and defenses in these litigations and proceedings, their outcomes cannot be predicted with any certainty.

NOTE 5  STOCKHOLDERS’ EQUITY

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of May 31, 2016, the Company had repurchased 183,406 shares at an average price of $0.45 under the program.

NOTE 6   STOCK-BASED COMPENSATION

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval at the Annual Meeting to be held on September 6, 2016.  The total number of shares of common stock of the Company, par value $0.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of May 31, 2016, the Company awarded 1,060,000 options to certain executives and key employees under the plan.

On October 21, 2015, the Board of Directors of the Company approved director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  Beginning March 1, 2016, all Directors, excluding Mr. Andrew Sealfon, the Company’s Chief Executive Officer, will receive director compensation.

The per share weighted average fair value of stock options granted during the three months ended May 31, 2016 and May 31, 2015 was $0.19 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended May 31, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	Three Months Ended May 31,
	2016	2015

Dividend yield	0.00%	—
Expected Volatility	59.00%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	—
Risk-free rate	2.17%	—

The following table summarizes the status of the Company’s stock option plan:

	Three Months Ended May 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,060,000	$0.36 - 0.38	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at May 31, 2016,	1,060,000	$0.36 - 0.38	—	$—
Options exercisable at May 31,	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$37,542	—	$—

Total stock-based compensation expense for stock option awards totaled $37,542 and zero for the three months ended May 31, 2016 and May 31, 2015, respectively.

The weighted-average grant-date fair value of options granted during three months ended May 31, 2016 and May 31, 2015 was zero for both periods. The total intrinsic value of options exercised during three months ended May 31, 2016 and May 31, 2015, was zero for both periods.

The following table presents information pertaining to options outstanding at May 31, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.38	1,060,000	5 years	$0.37	—	$—

As of May 31, 2016, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during the three months ended May 31, 2016 and May 31, 2015, was zero for both periods.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2016 compared to May 31, 2015

Net Sales

The following table summarizes our net sales for the three months ended May 31, 2016 and 2015:

	Three Months Ended May 31,		Change from Prior Year		% of Sales
	2016	2015	$	%	2016	2015
Sales
Domestic	$2,466,951	$2,075,661	$391,290	18.9%	82.5%	78.9%
International	523,215	554,884	(31,669)	(5.7)%	17.5%	21.1%
Total	$2,990,166	$2,630,545	$359,621	13.7%

Total net sales were up $0.4 million or 13.7% in the quarter ended May 31, 2016 compared to the quarter ended May 31, 2015. Domestic sales grew $0.4 million or 18.9% quarter over quarter mostly due to above market growth in our organic base and winning several new customers.  The international market reported a 5.7% decline mostly due to lower pump and Res-Q-Vac sales in the quarter ended May 31, 2016 compared with the same period last year, partially offset by tubing and needle set sales.

Our infusion products, which include the FREEDOM60 Syringe Infusion System (“FREEDOM60”) and RMS HIgH-Flo Subcutaneous Safety Needle Sets drove this increase.  We have concentrated the majority of our efforts in our infusion product lines, specifically towards new applications in both domestic and international markets.  We anticipate sales to continue to increase as new markets continue to develop and as we work on new enhancements to the FREEDOM60 that we believe will expand markets even further.  Our efforts to reenter into the antibiotic market resulted in a large home care hospital system selecting the FREEDOM60 for all patients receiving this therapy, which continues to add to our revenue growth.

Gross Profit

Our gross profit for the three months ended May 31, 2016 and 2015 is as follows:

	Three Months Ended May 31,		Change from Prior Year
	2016	2015	$	%
Gross Profit	$1,936,812	$1,517,859	$418,953	27.6%
Stated as a Percentage of Net Sales	64.8%	57.7%

Gross profit increased $0.4 million or 27.6% in the three months ended May 31, 2016, as compared to the same period in 2015.  This improvement was mostly driven by higher sales and lower cost of goods sold resulting from the freeze on the medical device tax, lower payroll and related expenses due to the lean initiatives, as well as lower consulting fees for implementing lean initiatives in the same quarter last year.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended May 31, 2016 and 2015 are as follows:

	Three Months Ended May 31,		Change from Prior Year
	2016	2015	$	%
Selling, general and administrative	$2,179,590	$1,478,339	$701,251	47.4%
Research and development	56,668	53,665	3,003	5.6%
	$2,236,258	$1,532,004	$704,254	46.0%
Stated as a Percentage of Net Sales	74.8%	58.2%

Selling, general and administrative expenses increased $0.7 million during the three months ended May 31, 2016 as compared to the same period last year.   The majority of this increase came from professional fees, consulting fees for operations management and regulatory initiatives, higher recruiting fees and travel for sales activities, all partially offset by lower payroll and related expenses due to lean initiatives and the severance payments paid in the three months ended May 31, 2015.

Research and development expenses increased slightly, up 5.6%.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 8.4% up to $70,156 in the three months ended May 31, 2016 compared with $64,719 in the three months ended May 31, 2015 as a result of continued investment in capital assets and patents.

Net Loss

	Three Months Ended May 31,		Change from Prior Year
	2016	2015	$	%
Net Loss	$(233,314)	$(64,640)	$(168,674)	(260.9)%
Stated as a Percentage of Net Sales	(7.8)%	(2.5)%

Our net loss for the three months ended May 31, 2016 was $0.2 million compared to $0.1 million for the three months ended May 31, 2015, a $0.2 million increase in loss, mostly as a result of the increase in selling, general and administrative expenses of $0.7 million as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $4.1 million as of May 31, 2016, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of May 31, 2016, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60® continues to find a solid following in the subcutaneous immune globulin market and this market is expected to continue to increase both domestically and internationally.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of May 31, 2016, the Company had repurchased 183,406 shares at an average price of $0.45 under the program.

RMS HIgH-Flo™ Subcutaneous Safety Needle Sets have clearance for sale in Europe, Canada and the U.S. We believe that the RMS administration sets represent an improvement in performance and safety over competitive devices on the market. We believe we have sufficient resources to continue marketing the needle sets domestically and internationally.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015
Net cash (used in) provided by operating activities	$(262,181)	$11,101
Net cash used in investing activities	(78,015)	(97,700)
Net cash used in financing activities	(1,105)	—

Operating Activities

Net cash used in operating activities of $0.3 million for the three months ended May 31, 2016, was primarily attributable to the operating loss of $0.2 million, an increase in prepaid expense of $0.2 million mostly for business and property insurance renewals and a decrease in income tax liability of $0.1 million due to the loss in the quarter, all partially offset by non-cash charges of $70,156 for depreciation and amortization of long lived tangible and intangible assets, $7,000 of deferred compensation costs, stock based compensation expense of $50,950 and an increase in accounts payable of $0.3 million mostly due to raw material purchases and legal fees.

Net cash provided by operating activities of $11,101 for the three months ended May 31, 2015 was primarily attributable to a decrease in accounts receivable, an increase in accounts payable and accrued payroll due to business and property insurance renewals and a severance accrual related to our reorganization efforts, non-cash charges of $64,719 for depreciation and amortization of long lived tangible and intangible assets and $7,000 of deferred compensation costs, offset by an increase in inventory due to an initial purchase of raw materials from an overseas vendor, an increase in prepaids for business and property insurance renewals and our net loss of $64,640.

Investing Activities

Our net cash used in investing activities of $0.1 million for the three months ended May 31, 2016 and $0.1 million for the three months ended May 31, 2015 were primarily attributable to capital expenditures and patent costs.

NON-GAAP FINANCIAL MEASURES

Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing non-GAAP financial measures as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The table below provides a disclosure of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  They are limited in value because they exclude charges that have a material effect on our reported results and, therefore, should not be relied upon as the sole financial measures to evaluate our financial results.  The non-GAAP financial measures are meant to supplement, and to be viewed in conjunction with, GAAP financial results.

We disclose and discuss EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Commission. We define EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization. We believe that EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We also believe the disclosure of EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year. EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Because management uses EBITDA for such purposes, the Company uses EBITDA, adjusted for certain items, as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees. We have historically found that EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

A reconciliation of our non-GAAP measures is below:

Reconciliation of GAAP Net Loss	Three Months Ended May 31,
to Non-GAAP Normalized EBITDA:	2016	2015
GAAP Net Loss	$(233,314)	$(64,640)
Tax Benefit	(119,901)	(32,797)
Depreciation	70,156	64,719
Professional Fees (1)	618,144	—
Non-GAAP Normalized EBITDA	$335,085	$(32,718)

Reconciliation of GAAP Net Loss	Three Months Ended May 31,
to Non-GAAP Normalized Net Income:	2016	2015
GAAP Net Loss	$(233,314)	$(64,640)
Professional Fees (1)	618,144	—
Tax Expense on Professional Fees	(209,977)	—
Non-GAAP Normalized Net Income	$174,853	$(64,640)

__________

(1) Includes consulting and professional fees related to regulatory and litigation.

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

We are currently involved in legal proceedings with a competitor who has been offering accessories that can be used with the FREEDOM60 (see Part II, Item 1 – Legal Proceedings).

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients; which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  On June 23, 2016 EMED filed a motion challenging RMS’s compliance with that order.  RMS will be opposing that motion.  On March 24, 2016, EMED filed a motion for a second preliminary injunction regarding sales of RMS products in California.  The Company opposed that motion, which is still pending.  Discovery is ongoing.

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  This second patent is related to the one concerning the Company’s declaratory judgment action.  Given the close relationship between the two patents, the Company requested that the Texas suit be transferred to California.  Also, based on a validity review of the patent in the U.S. Patent and Trademark Office (USPTO), discussed below, the Company requested the Texas suit be stayed.  On May 12, 2016, the Court entered an order staying the case until after the Patent Trial and Appeal Board at the USPTO issues a final written decision regarding the validity of the patent.

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (IPR) of the patent in the second filed case.  On November 20, 2015, the U.S. Patent and Trademark Office (USPTO) instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Both the ex parte reexamination and the inter partes review are ongoing.

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

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s Outstanding Common Stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of May 31, 2016, the Company had repurchased 183,406 shares at an average price of $0.45 under the program.

On September 30, 2015, the Board of Directors also approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  The total number of shares of common stock of the Company, par value $0.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan shall not exceed 2,000,000 shares.  As of May 31, 2016, the Company awarded 1.1 million options to certain executives and key employees under the plan.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

June 30, 2016	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

June 30, 2016	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer