Form 10-Q
period 2016-11-30
REPRO MED SYSTEMS INC
filed 2017-01-05
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

As of January 5, 2017, 37,749,081 shares of common stock, $.01 par value per share, were outstanding, which excludes 2,735,981 shares of treasury stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of November 30, 2016 (Unaudited) and February 29, 2016	3

	Statements of Operations (Unaudited) for the Three Months and Nine months Ended November 30, 2016, and 2015	4

	Statements of Cash Flows (Unaudited) for the Nine months Ended November 30, 2016, and 2015	5

	Notes to Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	19-20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20-21

ITEM 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	November 30,
	2016	February 29,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,440,160	$4,201,949
Certificates of deposit	261,118	261,118
Accounts receivable less allowance for doubtful accounts and returns of $20,519 at November 30, 2016 and $37,486 at February 29, 2016	1,661,214	1,350,180
Inventory	1,299,411	1,040,277
Prepaid expenses	456,934	265,123
TOTAL CURRENT ASSETS	7,118,837	7,118,647
Property and equipment, net	933,947	996,822
Patents, net of accumulated amortization of $174,434 and $147,380 at November 30, 2016 and February 29, 2016, respectively	390,578	247,691
Other assets	31,490	31,140
TOTAL ASSETS	$8,474,852	$8,394,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	910,763	307,764
Accrued expenses	582,998	499,406
Accrued payroll and related taxes	112,213	148,766
Accrued tax liability	—	129,497
TOTAL CURRENT LIABILITIES	1,628,455	1,107,914
Deferred capital gain - less current portion	28,116	44,976
Deferred tax liability	82,196	123,111
TOTAL LIABILITIES	$1,738,767	$1,276,001

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized shares, 75,000,000 at November 30, 2016 and 50,000,000 at November 30, 2015; 40,485,062 shares issued at November 30, 2016 and 40,487,532 shares issued at February 29, 2016; 37,749,081 shares outstanding at November 30, 2016 and 37,966,501 shares outstanding at February 29, 2016	404,851	404,875
Additional paid-in capital	4,082,218	3,968,342
Retained earnings	2,599,736	3,019,940
	7,086,805	7,393,157
Less: Treasury stock at cost, 2,735,981 shares at November 30, 2016 and 2,521,031 at February 29, 2016	(343,720)	(246,858)
Less: Deferred compensation cost	(7,000)	(28,000)
TOTAL STOCKHOLDERS’ EQUITY	6,736,085	7,118,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,474,852	$8,394,300

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30		November 30
	2016	2015	2016	2015

NET SALES	$3,193,113	$3,144,954	$9,331,208	$8,941,676
Cost of goods sold	1,129,170	1,035,675	3,375,862	3,307,808
Gross Profit	2,063,943	2,109,279	5,955,346	5,633,868

OPERATING EXPENSES
Selling, general and administrative	2,034,016	1,698,226	6,145,769	4,567,709
Research and development	59,142	51,564	183,497	143,940
Depreciation and amortization	83,254	69,274	227,109	204,087
Total Operating Expenses	2,176,412	1,819,064	6,556,375	4,915,736

Net Operating (Loss)/Profit	(112,469)	290,215	(601,029)	718,132

Non-Operating (Expense)/Income
Loss on currency exchange	(43,546)	(36,663)	(33,802)	(42,420)
Loss on disposal of fixed assets	—	(253)	(1)	(13,577)
Interest expense	(1,930)	—	(1,886)	—
Interest and other income	454	929	1,549	3,058
TOTAL OTHER (EXPENSES) INCOME	(45,022)	(35,987)	(34,140)	(52,939)

(LOSS) INCOME BEFORE TAXES	(157,491)	254,228	(635,169)	665,193

Income Tax Benefit (Expense)	53,216	(86,676)	214,965	(227,067)

NET (LOSS) INCOME	$(104,275)	$167,552	$(420,204)	$438,126

NET (LOSS)/INCOME PER SHARE

Basic	$—	$—	$(0.01)	$0.01
Diluted	$—	$—	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	37,746,731	38,006,667	37,857,074	38,006,667
Diluted	37,794,350	38,006,667	37,904,693	38,006,667

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(420,204)	$438,126
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred compensation cost	21,000	21,000
Stock based compensation expense	157,245	38,360
Depreciation and amortization	227,109	204,087
Deferred capital gain - building lease	(16,860)	(16,860)
Deferred taxes	(40,914)	(17,063)
Loss on disposal of fixed assets	—	13,577
Provision for returns and doubtful accounts	(16,967)	(70)
Changes in operating assets and liabilities:
Increase in accounts receivable	(294,066)	(134,196)
Increase in inventory	(259,134)	(32,165)
Increase in prepaid expense	(192,161)	(49,695)
Increase in accounts payable	602,998	279,122
Decrease in accrued payroll and related taxes	(36,553)	(3,724)
Increase in accrued expense	83,593	130,076
(Decrease) Increase in accrued tax liability	(129,497)	43,424
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(314,411)	913,999

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(137,182)	(106,337)
Proceeds on disposal of fixed assets	—	13,550
Payments for patents	(169,941)	(38,916)
NET CASH USED IN INVESTING ACTIVITIES	(307,123)	(131,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock	(140,255)	—
NET CASH USED IN FINANCING ACTIVITIES	(140,255)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(761,789)	782,296
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,201,949	2,557,235
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,440,160	$3,339,531

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$99,342	$100,000

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$—	$—

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality management systems.  The Company operates as one segment.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of November 30, 2016, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of November 30, 2016, and the results of operations and cash flow for the three month and nine month periods ended November 30, 2016, and 2015.

The results of operations for the three and nine months ended November 30, 2016, and 2015 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 29, 2016, as filed with the Securities and Exchange Commission on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-19—Technical Corrections and Improvements which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”).  The reason for each amendment is provided before each of the amendments for clarity and ease of understanding. The amendments generally fall into one of the following types of categories; (a) Amendments related to differences between original guidance and the ASC: these amendments arose because of differences between original guidance (for example, FASB Statements, Emerging Issues Task Force (“EITF”) Issues, and so forth) and the ASC. These amendments principally carry forward pre-codification guidance or subsequent amendments into the ASC. Many times, either the writing style or phrasing of the original guidance did not directly translate into the ASC format and style. As a result, the meaning of the guidance might have been unintentionally altered.  Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections: these amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied; (c) Simplification: these amendments streamline or simplify the ASC through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the ASC; or (d) Minor improvements: these amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In June 2016, FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU and expect it will not have a material impact on our financial condition and results of operations upon adoption.

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

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $7,000 and $21,000 for the three and nine months ended November 30, 2016 and November 30, 2015, respectively.

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

On June 24, 2016, Cyril Narishkin executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin will be compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin was granted compensation of $48,000 and $198,000 for the three and nine months ended November 30, 2016, respectively.  In accordance with the agreement, the Company repurchased 96,542 shares of common stock of the Company owned by Mr. Narishkin at an aggregate purchase price of $43,393.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer. The lease payments were $5,375 and $16,125 for the three and nine months ended November 30, 2016 and November 30, 2015, respectively. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year seventeen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.  With a monthly lease amount of $11,042, the lease payments were $33,126 and $99,378 for the three and nine months ended November 30, 2016 respectively.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	November 30, 2016	February 29, 2016

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	1,003,250	923,394
Manufacturing equipment and tooling	966,080	961,486
	2,194,454	2,110,004
Less: accumulated depreciation	1,260,507	1,113,182
Property and equipment, net	$933,947	$996,822

NOTE 4  LEGAL PROCEEDINGS

On September 20, 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  Both parties have requested injunctive relief and monetary damages.  Discovery is ongoing.

On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  On June 23, 2016, EMED filed a motion seeking to have the Company held in contempt, claiming that certain language in the Company’s device labeling does not comply with the injunction.   In response to a show cause order, the Company advised the Court that the language in the Company’s labeling that EMED challenged is language that the FDA directed the Company to use in its labeling.  The Court discharged the show cause order, effectively rejecting EMED’s contempt argument.

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case.  On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  The ex parte reexamination is ongoing.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Oral argument for the IPR was held on November 22, 2016 and a final ruling is due on or before February 19, 2017.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty.  If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 5  STOCKHOLDERS’ EQUITY

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company has and expects to continue to make open market purchases of the Company’s outstanding common stock.  The Board of Directors initially authorized such purchases up to 1,000,000 shares.   On June 29, 2016, the Board of Directors approved the amendment to the stock repurchase program increasing the authorized to be repurchased to 2,000,000 shares. The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission (the “Commission”) for such repurchases.

As of November 30, 2016, the Company had repurchased 395,356 shares at an average price of $0.45 under the program.

NOTE 6  STOCK-BASED COMPENSATION

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan (“the Plan”) authorizing the Company to grant stock option awards to certain officers, employees and consultants under the Plan, subject to shareholder approval at the Annual Meeting of Shareholders held on September 6, 2016.  The total number of shares of common stock of the Company, par value $0.01 per share (“Common Stock”), with respect to which awards may be granted pursuant to the Plan was not to exceed 2,000,000 shares.

On June 29, 2016, the Board of Directors approved the amendment to the Plan authorizing the total number of shares of common stock authorized to be subject to awards granted under the Plan to be increased to 4,000,000 shares.  On September 6, 2016, at the Annual Shareholder Meeting, the Company’s shareholders approved the Plan as amended.

As of November 30, 2016, the Company had awarded 905,000 options to certain executives and key employees under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015. The per share weighted average fair value of stock options granted during the nine months ended November 30, 2016 and November 30, 2015 was zero and $0.19, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended November 30, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	November 30,
	2016	2015

Dividend yield	0.00%	0.00%
Expected Volatility	59.00%	59.00%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	5 Years
Risk-free rate	2.17%	2.17%

The following table summarizes the status of the Plan:

	Nine Months Ended November 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,060,000	$0.36 - 0.38	—	$—
Granted	—	$—	1,155,000	$0.36 - 0.38
Exercised	—	$—	—	$—
Forfeited	155,000	$0.36 - 0.38	—	$—
Outstanding at November 30	905,000	$0.36 - 0.38	1,155,000	$0.36 - 0.38
Options exercisable at November 30,	500,000	$0.38	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$101,337	—	$10,717

Total stock-based compensation expense for stock option awards totaled $101,337 and $10,717 for the nine months ended November 30, 2016 and November 30, 2015, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended November 30, 2016 and November 30, 2015 was zero for both periods. The total intrinsic value of options exercised during the nine months ended November 30, 2016 and November 30, 2015, was zero for both periods.

The following table presents information pertaining to options outstanding at November 30, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.38	905,000	5 years	$0.37	—	$—

As of November 30, 2016, there was $35,958 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during the nine months ended November 30, 2016 and November 30, 2015, was $98,432 and zero, respectively.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60®, availability of sufficient capital to continue operations,  dependence on key personnel and the outcome of litigation and regulatory investigation. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital if or when needed to develop and market new products, acceptance of and demand for new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals, attracting and maintaining key personnel,  succeeding in defending litigation claims and resolving the FDA Warning Letter that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

Our net sales results for the three and nine months ended November 30, 2016 increased 1.5% and 4.4%, respectively, versus the same periods last year.  The increase is driven by new customers in our international region as well as organic growth with our existing customers both domestically and internationally.  We have increased our sales force internationally, which has resulted in gaining two new accounts and we expect to bring on more new customers in the future.  Our selling, general and administrative costs are 19.8% and 34.5% higher for the three and nine months ended November 30, 2016 compared with the same period last year.  We continue to have high professional fees related to our litigation and regulatory efforts and, although we are making every effort to resolve the litigation and close out our FDA Warning Letter, we cannot predict the timing of either of these efforts, nor can we predict the outcome.  We have hired a Chief Medical Officer and plan to increase headcount to facilitate compliance with our quality management system.  We are also seeking to fill the role of Chief Operating Officer prior to the end of our fourth quarter to facilitate RMS’s future growth.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2016 compared to November 30, 2015

Net Sales

The following table summarizes our net sales for the three months ended November 30, 2016 and 2015:

	Three Months Ended November 30,		Change from Prior Year		% of Sales
	2016	2015	$	%	2016	2015
Sales
Domestic	$2,652,107	$2,645,241	$6,866	0.3%	83.1%	84.1%
International	541,006	499,713	41,293	8.3%	16.9%	15.9%
Total	$3,193,113	$3,144,954	$48,159	1.5%

Total net sales increased $48,159 or 1.5% for the quarter ended November 30, 2016 compared to the quarter ended November 30, 2015. While domestic sales were nearly even with last year, our international market increased $41,293 or 8.3% mostly due to new customers.  We continue to concentrate the majority of our efforts in our infusion product lines, specifically towards new applications in both domestic and international markets.  We anticipate sales to continue to increase as new markets, including new patient therapies and new countries, continue to develop and as we work on new enhancements to the FREEDOM60 that we believe will expand markets even further.  For example, our efforts to reenter into the antibiotic market resulted in a large home care hospital system selecting the FREEDOM60 for all patients receiving this therapy.

Gross Profit

Our gross profit for the three months ended November 30, 2016 and 2015 is as follows:

	Three Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Gross Profit	$2,063,943	$2,109,279	$(45,336)	(2.1)%
Stated as a Percentage of Net Sales	64.6%	67.1%

Gross profit decreased $45,336 or 2.1% in the three months ended November 30, 2016, as compared to the same period in 2015.  This decrease in the quarter was mostly driven by the increases in sales rebates related to a specific customer contract renewal in the quarter compared to the same period last year, as well as an increase in salary and related costs associated with higher headcount in our quality department to ensure compliance with our quality management system.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended November 30, 2016 and 2015 are as follows:

	Three Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Selling, general and administrative	$2,034,016	$1,698,226	$335,790	19.8%
Research and development	59,142	51,564	7,578	14.7%
	$2,093,158	$1,749,790	$343,368	19.6%
Stated as a Percentage of Net Sales	65.6%	55.6%

Selling, general and administrative expenses increased $0.3 million during the three months ended November 30, 2016 compared to the same period last year.   The increase came primarily from professional fees and consultants related to litigation, regulatory compliance and implementing the FDA’s unique device identification system, representing an aggregate increase of approximately $0.4 million.  This was offset by approximately $0.1 million of lower salary and related benefits in sales and marketing due to lower headcount domestically and lower  annual bonus expense in the quarter versus last year.

Research and development expenses increased by 14.7%, primarily due to additional engineering employees and consultants.   We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge® in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 20.2% up to $83,254 in the three months ended November 30, 2016 compared with $69,274 in the three months ended November 30, 2015 as a result of continued investment in new patent applications and maintenance of existing patents.

Net (Loss)/Income

	Three Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Net (Loss)/Income	$(104,275)	$167,552	$(271,827)	(162.2)%
Stated as a Percentage of Net Sales	(3.3)%	5.3%

Our net loss for the three months ended November 30, 2016 was $0.1 million compared to net income of $0.2 million for the three months ended November 30, 2015, a $0.3 million decrease, which was mostly a result of the increase in selling, general and administrative expenses of $0.3 million as described above.

Nine months Ended November 30, 2016 compared to November 30, 2015

Net Sales

The following table summarizes our net sales for the nine months ended November 30, 2016 and 2015:

	Nine Months Ended November 30,		Change from Prior Year		% of Sales
	2016	2015	$	%	2016	2015
Sales
Domestic	$7,584,332	$7,396,597	$187,735	2.5%	81.3%	82.7%
International	1,746,876	1,545,079	201,797	13.1%	18.7%	17.3%
Total	$9,331,208	$8,941,676	$389,532	4.4%

Net sales increased in the nine months ended November 30, 2016 by $0.4 million or 4.4% compared to the nine months ended November 30, 2015.  This increase was mostly driven by sales of our infusion products which resulted from both organic growth and new customers.

Gross Profit

Our gross profit for the nine months ended November 30, 2016 and 2015 is as follows:

	Nine Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Gross Profit	$5,955,346	$5,633,868	$321,478	5.7%
Stated as a Percentage of Net Sales	63.8%	63.0%

Gross profit increased $0.3 million or 5.7% in the nine months ended November 30, 2016 compared to the same period in 2015.  This was mostly due to the increase in sales.  As a percentage of sales we showed an increase due to the moratorium on the medical device tax offset by the increase in salary and related costs associated with the increased headcount in our quality department.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the nine months ended November 30, 2016 and 2015 are as follows:

	Nine Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Selling, general and administrative	$6,145,769	$4,567,709	$1,578,060	34.5%
Research and development	183,497	143,940	39,557	27.5%
	$6,329,266	$4,711,649	$1,617,617	34.3%
Stated as a Percentage of Net Sales	67.8%	52.7%

Selling, general and administrative expenses increased $1.6 million during the nine months ended November 30, 2016 as compared to the same period last year.  The increase came primarily from professional fees and consultants related to litigation, regulatory compliance, operations management and implementing the FDA’s unique device identification system representing an aggregate increase of approximately $1.5 million.  Additionally, expenses were higher in sales and marketing as a result of our reorganization last year and the increase in headcount internationally, as well as initiatives for our website redesign, an aggregate increase of approximately $0.1 million.  These costs were all offset by lower payroll and related benefits in general and administrative support due to lower bonus expense versus last year of $0.1 million.

Research and development expenses increased by $39,557 in the nine months ended November 30, 2016 compared to the same period last year mostly due to the addition of engineering employees and consultants.

Depreciation and amortization

Depreciation and amortization expense increased by 11.3%, up to $227,109 in the nine months ended November 30, 2016 compared with $204,087 in the nine months ended November 30, 2015 as a result of continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Net Income

	Nine Months Ended November 30,		Change from Prior Year
	2016	2015	$	%
Net (Loss) Income	$(420,204)	$438,126	$(858,330)	(195.9)%
Stated as a Percentage of Net Sales	(4.5)%	4.9%

Our net loss for the nine months ended November 30, 2016 was $0.4 million compared with net income of $0.4 million for the nine months ended November 30, 2015.  This decrease of $0.9 million is mostly the result of the increase in selling, general and administrative expenses of $1.6 million described above, partially offset by increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.4 million as of November 30, 2016, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of November 30, 2016, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM60 continues to find a solid following in the subcutaneous immune globulin market and expect this market to continue to increase both domestically and internationally.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company has and expects to continue to make open market purchases of the Company’s Outstanding Common Stock.  The Board of Directors initially authorized such purchases up to 1,000,000 shares.   On June 29, 2016, the Board of Directors approved the amendment to the stock repurchase program increasing the authorized to be repurchased to 2,000,000 shares.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of November 30, 2016, the Company had repurchased 395,356 shares at an average price of $0.45 under the program.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended November 30, 2016	Nine Months Ended November 30, 2015
Net cash (used in) provided by operating activities	$(314,411)	$913,999
Net cash used in investing activities	$(307,123)	$(131,703)
Net cash used in financing activities	$(140,255)	$—

Operating Activities

Net cash used in operating activities of $0.3 million for the nine months ended November 30, 2016, was primarily attributable to our net loss of $0.4 million, higher inventory levels due to anticipated sales and higher accounts receivable mostly due to a single customer.  Offsetting these were the increase in accounts payable mostly due to professional fees and the purchase of raw materials, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, $21,000 of deferred compensation costs and stock based compensation expense of $0.1 million.

Net cash provided by operating activities of $0.9 million for the nine months ended November 30, 2015, was primarily attributable to our net income of $0.4 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, $21,000 of deferred compensation costs, $38,360 of stock based compensation, and an increase in accounts payable and accrued expense of $0.4 million, offset by an increase of accounts receivable of $0.1 million.

Investing Activities

Our net cash used in investing activities of $0.3 million and $0.1 million for the nine months ended November 30, 2016 and November 30, 2015, respectively, were primarily attributable to our continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Financing Activities

Our net cash used in financing activities of $0.1 million for the nine months ended November 30, 2016 was attributable to stock repurchases under the Company’s repurchase program.

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

A reconciliation of our non-GAAP measures is below:

Reconciliation of GAAP Net (Loss)/Income	Three Months Ended November 30		Nine Months Ended November 30
to Non-GAAP Normalized EBITDA:	2016	2015	2016	2015
GAAP Net (Loss)/Income	$(104,275)	$167,552	$(420,204)	$438,126
Tax (Benefit)/Expense	(53,216)	86,676	(214,965)	227,067
Depreciation	83,254	69,274	227,109	204,087
Professional Fees (1)	583,547	280,156	1,503,722	518,028
Non-GAAP Normalized EBITDA	$509,310	$603,658	$1,095,662	$1,387,308

Reconciliation of GAAP Net (Loss)/Income to Non-GAAP Normalized Net Income:	2016	2015	2016	2015
GAAP Net (Loss)/Income	$(104,275)	$167,552	$(420,204)	$438,126
Professional Fees (1)	583,547	280,156	1,503,722	518,028
Tax Expense on Professional Fees	(198,075)	(95,014)	(510,273)	(175,228)
Non-GAAP Normalized Net Income	$281,197	$352,694	$573,245	$780,926

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

The Letter identified a variety of concerns and requested submission of a response to the FDA to which the Company filed its initial response to on March 18, 2016.  The Company subsequently had further telephonic and written communications with the FDA.  The Company underwent a site re-inspection which concluded on December 16, 2016 with the issuance of a Form 483 (Inspectional Observations) to which the Company plans to respond within the fifteen business days deadline. There is no deadline for a reply by the FDA, and the Company’s manufacturing and distribution continue without interruption.

Although the Company is attempting to meet all of the FDA requirements, we cannot be certain that our actions will be deemed satisfactory by the FDA and this could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-19—Technical Corrections and Improvements which contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”).  The reason for each amendment is provided before each of the amendments for clarity and ease of understanding. The amendments generally fall into one of the following types of categories; (a) Amendments related to differences between original guidance and the ASC: these amendments arose because of differences between original guidance (for example, FASB Statements, Emerging Issues Task Force (“EITF”) Issues, and so forth) and the ASC. These amendments principally carry forward pre-codification guidance or subsequent amendments into the ASC. Many times, either the writing style or phrasing of the original guidance did not directly translate into the ASC format and style. As a result, the meaning of the guidance might have been unintentionally altered.  Alternatively, amendments in this category may relate to guidance that was codified without some text, reference, or phrasing that, upon review, was deemed important to the guidance; (b) Guidance clarification and reference corrections: these amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied; (c) Simplification: these amendments streamline or simplify the ASC through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the ASC; or (d) Minor improvements: these amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In June 2016, FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU and expect it will not have a material impact on our financial condition and results of operations upon adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 1.  LEGAL PROCEEDINGS.

On September 20, 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED Technologies Corp. (“EMED”) to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets.  EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED.  Both parties have requested injunctive relief and monetary damages.  Discovery is ongoing.

On June 16, 2015, the Court issued what it termed a “narrow” preliminary injunction against the Company from making certain statements regarding some of EMED’s products.  On June 23, 2016, EMED filed a motion seeking to have the Company held in contempt, claiming that certain language in the Company’s device labeling does not comply with the injunction.   In response to a show cause order, the Company advised the Court that the language in the Company’s labeling that EMED challenged is language that the FDA directed the Company to use in its labeling.  The Court discharged the show cause order, effectively rejecting EMED’s contempt argument.

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case.  On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case.  The ex parte reexamination is ongoing.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Oral argument for the IPR was held on November 22, 2016 and a final ruling is due on or before February 19, 2017.

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

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX (except that the stock issued on February 29, 2016 was calculated based on the closing price of the common stock on February 9, 2016).  The Company issued an aggregate of 94,072 shares of common stock to its non-employee directors during the fiscal quarter ended November 30, 2016.

The following table provides information regarding repurchases by the Company of its common stock during the three month period ended November 30, 2016:

Issuer Purchases of Common Stock

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period (1)	Purchased	Per Share	Plan (2)	Under the Plan (2)
September 1, 2016 – September 30, 2016	—	—	—	1,649,544
October 1, 2016 – October 31, 2016	23,300	$0.44	23,300	1,626,244
November 1, 2016 - November 30, 2016	21,600	$0.44	21,600	1,604,644
Total	44,900	$0.44	44,900

__________

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2017.

(2)

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company will make open market purchases of up to 1,000,000 shares of the Company’s outstanding common stock.  The purchases will be made through a broker to be designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of November 30, 2016, the Company had repurchased 395,356 shares at an average price of $0.45 under the program.  On June 29, 2016, the Board of Directors approved the amendment to the stock repurchase program increasing the authorized 1,000,000 shares to be repurchased to 2,000,000 shares. There is no expiration date to the program.

On September 30, 2015, the Company announced  the approval of the 2015 Stock Option Plan (the “Plan”) authorizing the Company to grant awards to certain employees under the plan at fair market value, subject to shareholder approval.  On June 29, 2016, the Board of Directors approved the amendment to the Plan authorizing the total number of shares of common stock authorized to be granted under the Plan be amended from 2,000,000 shares to 4,000,000 shares.  On September 6, 2016, at the Annual Shareholder Meeting, shareholders approved the Plan as amended.    As of November 30, 2016, the Company had awarded 0.9 million options to certain executives and key employees under the Plan.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

PART II – ITEM 6.  EXHIBITS.

3(i)	Amended and Restated Certificate of Incorporation, effective December 28, 2016

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

January 5, 2017	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

January 5, 2017	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer