Form 10-K
period 2017-02-28
REPRO MED SYSTEMS INC
filed 2017-05-05
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

For the Fiscal Year Ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter), is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of August 31, 2016, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $9,310,350.

The number of issued and outstanding shares of the registrant’s common stock, $0.01 par value was 37,821,198 at May 5, 2017, which excludes 2,737,231 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding our business plans and prospects and our future operating results. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business prospects and operations and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements and related notes, as well as the following:  change in United States Food and Drug Administration (“FDA”) regulations; introduction of competitive products; availability of sufficient capital to continue operations; availability of insurance reimbursement, change in government regulation of the home health care industry; success of our research and development efforts; ability to raise capital if or when needed to develop and market new products;  acceptance of and demand for new and existing products; expanded market acceptance of the FREEDOM System; ability to obtain required governmental approvals;  success in enforcing and obtaining patents;  continued performance by principal suppliers; customer preference to work through distributors; continued service of key personnel and attracting and maintaining new personnel; the costs, duration and ultimate outcome of litigation; and timing and ultimate resolution of the FDA Warning Letter.

New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC. d/b/a RMS Medical Products (“REPRO MED,” “RMS Medical Products,” “RMS”, the “Company” or “we”), designs, manufactures and markets proprietary and innovative portable medical devices and supplies, primarily for the ambulatory infusion market and emergency medical applications, in compliance with the FDA quality and regulatory system and international standards for quality system management. The Company’s development and marketing focus is primarily concentrated on (i) its mechanical infusion product, FREEDOM Infusion Systems (the “FREEDOM System”) which include the FREEDOM60® Syringe Infusion Driver (“FREEDOM60”), the FreedomEdge® Syringe Infusion Driver (“FreedomEdge”), HIgH-Flo Subcutaneous Safety Needle SetsTM  (“HIgH-Flo Needle Sets”), RMS Precision Flow Rate TubingTM  and RMS Precision Flow Rate Controller, and (ii) its medical suction product, RES-Q-VAC® Portable Medical Suction System (“RES-Q-VAC”). The Company was incorporated in the State of New York in March 1980.

OUR MISSION

The RMS mission is “to improve the Quality of Life of patients around the world through the design, development and delivery of the highest quality innovative therapeutic solutions”.  Our mission statement clarifies what we do, who we do it for and how we do it, allowing employees and customers to understand in a short statement what RMS is all about.  Everything we do is motivated by improving the patient’s quality of life.  From decisions about future products, to investments in quality, to the design of training programs, we encourage every employee to ask the question “How will this help the patient?”  Thousands of RMS patients have been safely using the FREEDOM System for more than 10 years with their life saving therapy to improve the quality of their lives.

RMS’ easy-to-use, lightweight and portable FREEDOM System allows the patient to continue with his daily activities while receiving his therapy.  The patient experiences virtually no site reactions when using the innovative FREEDOM System with dynamic equilibrium (“DynEqTM”), RMS Precision Flow Rate Tubing and HIgH-Flo Needle Sets.   We believe the FREEDOM System is the only system designed specifically to prevent adverse site reactions which improves patient compliance, resulting in healthier patients and lower overall health care costs.

Consistent with our mission, RMS relies on proven scientific principles to innovate and develop the highest quality therapeutic solutions through a culture of continuous improvement.

OUR PRODUCTS

FREEDOM SYSTEM

We believe the FREEDOM System is the highest quality “system” available for both intravenous and subcutaneous drug delivery.  The FREEDOM System comprises the FREEDOM60 or the FreedomEdge (a smaller version of the FREEDOM60), combined with HIgH-Flo Needle Sets and RMS Precision Flow Rate Tubing. The FREEDOM System is an easy-to-use, lightweight mechanical infusion system which uses a 60 ml syringe, is completely portable and maintenance free, with no batteries or electricity needed to operate.  The FREEDOM System offers increased safety, greater reliability and an overall higher quality infusion than electrical pumps and other competitor products.  For the infusion professional, the FREEDOM System delivers accurate infusion rates and class-leading flow performance.  For the home infusion provider, the FREEDOM System is a cost-effective alternative to replace electronic systems.

The FREEDOM System operates with DynEq, which means the system operates at a safe, low pressure and maintains a balance between what a patient’s subcutaneous tissues are able to absorb and what the system delivers.  This balance is created by a safe, limited and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster and more comfortable administration with fewer side effects for those patients than with electronic devices.  It is also environmentally friendly, since it does not require batteries or electricity to operate.

Ambulatory infusion systems are most prevalent in the outpatient and home care market, although RMS believes there is potential in the hospital setting as well.  Applications for the FREEDOM System have been expanded to a wide spectrum of clinical applications by the medical and nursing communities due to its unique constant flow design, fluid dynamics functionality and safety profile.  The use of the FREEDOM System for treatment of primary immune deficiencies through subcutaneous immune globulin (“SCIg”) administration has continued to increase over the past several years and remains the leading system in the U.S. for these infusions.  For patients with Primary Immunodeficiency, Multifocal Motor Neuropathy, Idiopathic Thrombocytopenic Purpura and Chronic Inflammatory Demyelinating Polyneuropathy, the FREEDOM System has vastly improved quality of life with much fewer unpleasant side effects than electronic devices. There is evidence that indications for SCIg therapy will continue to expand to other disease states.  RMS believes the FREEDOM System is an ideal system for SCIg administration because:

•	the patient is able to self-administer in any location
•	the pump is easily configured for this application
•	it is the best value infusion system available in a heavily cost constrained market
•	it has demonstrated ultimate effectiveness and an impeccable safety profile
•	the system prevents the negative side effects caused by other systems

HIgH-Flo Needle Sets are a critical element of the FREEDOM System and feature unique design elements specific to subcutaneous self-administration, including a 5-bevel back-cut needle designed for more comfort and less tissue damage. This unique design prevents adverse side effects caused by conventional needles.   In addition, the HIgH-Flo Needle Sets design permits drug flows which are the same or faster than those achieved with larger gauge needles, a critical success factor for very viscous Immunoglobulin G (“IgG”) drugs.  RMS’s proprietary fluid dynamics engineering, compatible with the FREEDOM System supports the sensitivity of the system’s dynamic equilibrium, providing a better overall patient experience.

In March 2013, the Company expanded the range of product offerings of the HIgH-Flo Needle Sets to include 24 gauge sets which are used to deliver viscous fluids at higher flows rates while maintaining the safe lower pressure of the FREEDOM System.  HIgH-Flo Needle Sets, due to their performance consistency and easy insertion, continue to be chosen by thousands of clinicians and are currently being used in clinical trials both domestically and internationally for a number of medications and therapies.

RMS Precision Flow Rate Tubing is designed for repeatable flow rates, with no free-flow, bolus or overdose of medication.  The tubing controls the flow rate and infusion time for various applications when used with the FREEDOM System.  Each tubing set provides a different level of flow restriction and consistently delivers medication with low residual volume, resulting in less wasted drug.  RMS tubing sets are uniquely calibrated to be part of the FREEDOM System.

In October 2016, RMS expanded its FREEDOM System offering to include the RMS Precision Flow Rate Controller (the “Controller”) after being granted a CE Mark, a mandatory conformity marking for products sold within the European Economic Area.  It is now commercially available in Europe and Canada and is currently being used by patients throughout Germany and Sweden.  The Controller is intended for use in the administration of three centipoise viscosity infusion fluids (e.g. HyQvia) to be delivered to the patient in a precise manner over a specified period of time.  Used with the FREEDOM60 or the FreedomEdge, the Controller delivers safe and accurate flow control, while empowering the patient to administer self-treatment.  The Controller is the only adjustable flow controller which allows the patient to titrate administration up or down while still delivering an accurate, repeatable and reliable flow.  We are currently preparing our application for submission for FDA clearance.

In March 2016, the Company introduced its new On-Line Calculator, a tool to help providers determine which of the RMS Precision Flow Rate Tubing and HIgH-Flo Needle Sets to use based on the medication being administered and desired time of infusion.  Customers responded well to the new calculator and expressed that the new format of the On-Line Calculator, which can be used on any computer, tablet or mobile device, was easy to use and very helpful.  The calculator is based on well-known fluidic principles and provides consistent predictions of flow rates for various combinations of drugs, RMS Precision Flow Rate Controller, and High-Flo Needle Sets.

RES-Q-VAC

The RES-Q-VAC is a lightweight, portable, hand-operated suction device that removes fluids from a patient’s airway by attaching the RES-Q-VAC pump to various proprietary sterile and non-sterile single-use catheters sized for adult and pediatric suctioning without the need for electricity or batteries. The bottom-hinged, one-hand operation makes it extremely effective and the product is generally found in emergency vehicles, hospitals, disaster kits, mass casualty trailers and wherever portable aspiration is a necessity, including backup support for powered suction systems.  Additional markets include nursing homes, hospice, sub-acute, dental and military applications.  The Full Stop Protection® filter and disposable features of the RES-Q-VAC reduce the risk of exposing the health professional to human immunodeficiency virus or Tuberculosis when suctioning a patient or during post treatment cleanup.  All of the parts that connect to the pump are disposable.

A critical component and significant advantage of the RES-Q-VAC system over similar products in the market, is its Full Stop Protection® filter, a patented filtering system that both prevents leakage and overflow of the aspirated fluids, even at full capacity, and traps many air- and fluid-borne pathogens and potentially infectious materials within the sealable container. This protects users from potential exposure to disease and contamination.

The Centers for Disease Control (“CDC”) and World Health Organization continue to emphasize the importance of minimizing aerosol production during suctioning, in order to reduce the spread of pandemic and epidemic diseases such as Ebola and Influenza. At the current time, RMS believes that the RES-Q-VAC with Full Stop Protection is the only portable, hand-operated device to comply with CDC directives from 2003.

Hospitals are required under the Emergency Medical Treatment and Labor Act regulations to provide emergency treatment to patients anywhere in the primary facility and up to 250 yards away.  The RES-Q-VAC enables full compliance with these regulations and helps minimize unfavorable outcomes and potential lawsuits.  RMS provides special hospital kits, which are fully stocked to meet all hospital applications, both adult and pediatric.

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and a network of medical device distributors, where the majority of our sales are generated.  One distributor in the U.S. provides approximately 56.1% of our gross revenues.  We believe many of our customers purchase FREEDOM System products through distributors for “one stop shopping” convenience, but that those customers would purchase directly from RMS should the distributor relationships dissolve.  Internationally, the FREEDOM Systems are distributed mostly in Europe and Canada.  RMS continues its efforts to expand to other countries around the world.

RES-Q-VAC is sold globally by emergency medical device distributors in approximately 24 countries. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.  We also sell directly to some physician offices, hospitals and other institutional customers.  We market RES-Q-VAC through regional distributors specializing in the hospital respiratory care market.  RMS is expanding distributorships in international markets where we believe RES-Q-VAC has higher potential.

During the 2017 fiscal year, we expanded our efforts to market our FREEDOM System and RES-Q-VAC at national and international trade shows. We support shows attended by our primary customers such as MEDICA, Arab Health, National Home Infusion Association Conference, Infusion Nurses Society, European Society for Immunodeficiencies and the Immune Deficiency Foundation’s regional meetings.

MANUFACTURING AND RAW MATERIALS

The Company performs electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products at its Chester, NY facility.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers, and some of these components are provided by a single supplier, including two suppliers for molded plastic parts located in Taiwan, subassemblies from Command Medical Products, Inc. and tubing from Natvar, A Tekni-Plex Co., Inc.  We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs. There always are risks and uncertainties with respect to the supply of raw materials, however, particularly where provided by a single supplier, which could impact availability in sufficient quantities to meet our needs.

In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The Company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy, and is working towards establishing several of these secondary sources.  The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of supply for existing products.

The Company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases.  RMS is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation and renovation to our long-term success and are committed to research and new product development activities.  Our product development team engages in consumer research, product development, current product improvement and testing activities, and also leverages our development capabilities by partnering with a network of outside resources.  We spent $237,486 and $207,282 on research and development in fiscal 2017 and 2016, respectively.

During fiscal 2017, we launched our new Controller and defined a product pipeline that enhances our current product offerings as well as broadens the range of products available.  In addition to our internal resources, we plan to engage consultants to begin with moving our pipeline forward.

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

On March 10, 2016, RMS initiated a Voluntary Medical Device Correction and Removal for its RMS Precision Flow Rate Tubing and HIgH-Flo Needle Sets, due to defective bags.  On May 19, 2016, the entire process of field corrections and removal for the defective bags was completed and closed out without any complaint and/or adverse event reported from the field.

INSURANCE REIMBURSEMENT

Medicare currently provides reimbursement for the FREEDOM System, although there can be no assurance it will continue to do so.  Medicare may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

In order to receive more favorable Medicare reimbursement for the FREEDOM60, we submitted a formal request for a Healthcare Common Procedures Coding System (“HCPCS”) coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier.  It was the determination that the Medicare HCPCS code(s) to bill the four Durable Medical Regional Carriers should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion 8 hours or greater.”  This code provides reimbursement for the FREEDOM60 for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

The 21st Century Cures Act, which went into effect January 1, 2017, changes the payment structure for infusion drugs under the Part B Durable Medical Equipment (DME) benefit.  Previously, the reimbursement rate covered service-intensive clinical therapies to administer drugs for heart failure and immunotherapy infusions.  However, section 5004(a) of the Cures Act reduces the drug reimbursement structure, and there is no separate reimbursement for the services required to deliver these infusion services.  While section 5012 includes a separate service payment, it doesn’t become effective until 2021. This means a gap of four years without home infusion coverage for many Medicare patients.  Because the FREEDOM System is less costly than most competitive products, more Medicare patients may turn to the FREEDOM System during that gap.

COMPETITION AND THE MARKET

FREEDOM SYSTEM

RMS is the global leader in mechanical infusion systems.  Competition for Freedom Systems include; electrically powered pumps, elastomeric infusers and one competitor in mechanical devices.  Electronic pumps are constant flow devices which deliver drugs at a programmed rate.  These expensive devices can create high pressures during delivery which can cause complications for the patient.  They require either batteries or another source of power and extensive training to properly program.  Electronic pumps are used widely outside the U.S. and RMS devices are seen as an environmentally friendly, lower cost and easier to use alternative.  Elastomeric infusers are a very low cost one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view since they are thrown away at the end of the infusion but they are more costly to fill, have issues with drug stability, retain up to 7% of the drug and end up in landfills (leaking drugs).  Elastomeric devices are manufactured outside the U.S. by a number of competitors.  RMS has one competitor in the mechanical device category.  This competitor is a lower cost option in the market and has a stated strategy of under cutting RMS pricing.  They manufacture in Mexico and sell primarily in the U.S., although they are attempting to expand to Europe.  RMS successfully competes on quality, service and innovation with all competitors.

The ambulatory infusion market of the FREEDOM System has been rapidly changing due to reimbursement issues.  Insurance reimbursement has reduced the market share of high-end electronic type delivery systems.  We believe market pressures have moved specialty pharmacies to consider alternatives to expensive electronic systems especially for new subcutaneous administrations, which usually cannot be done with gravity.  For cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe.  Pharmacies are now seeing the financial benefit of using and reusing Freedom Systems rather than elastomeric devices for delivery of antibiotics.  It is easier and less costly to fill syringes than elastomeric devices, the drugs are more stable and less is wasted.  Even though price pressure continues to increase, the quality of Freedom Systems continues to win, since patient care is the top priority.  Thus, we believe the overall trend continues to be towards syringe pumps such as the FREEDOM System and that quality will be the primary decision criteria.

Internationally, the Company has engaged in clinical trials with a number of different drug companies in several countries.  In January 2017, the umbrella organization of the public health insurance in Germany approved the FREEDOM System for reimbursement, and it was registered and listed in the Medical Device Registry in the category of mechanical infusion pumps.  It is the only device of its kind registered within Germany.  We continue our efforts to obtain registrations in other countries, which on average can take anywhere from twelve to eighteen months.

We are currently involved in legal proceedings with a competitor who has been offering accessories that can be used with the FREEDOM System (see Item 3 – Legal Proceedings).

RES-Q-VAC

We believe that the RES-Q-VAC is currently the performance leader for manual, portable suction instruments. In the emergency market, the primary competition is the V-VAC™ from Laerdal Medical.  The V-VAC™ is more difficult to use, cannot suction infants, and cannot be used while wearing heavy gloves such as in chemical warfare or in the extreme cold. Another main competitor is the Ambu® Res-Cue Pump™, a lower-cost product similar to our design, made in China.  We believe that the product is not as well made, as ergonomic, or as versatile, and may not be purchased by the military segment of the market due to lines of supply concerns. We believe that Full Stop Protection substantially separates the RES-Q-VAC from competitive units, which tend to leak fluid when becoming full or could pass airborne pathogens during use.  There is a heightened concern from health care professionals concerning exposure to disease and we believe the RES-Q-VAC provides improved protection for these users.

GOVERNMENT REGULATION

The FDA governs the development and manufacturing of all medical products. The FDA requires us to register our manufacturing facility, list our devices, file notice of intent to market new products, track the locations of certain products and to report any incidents of death or serious injury relating to the products with the FDA. We could become subject to civil and criminal penalties and/or recall, seizure or injunctions if we fail to comply with regulations of the FDA.

Periodically we are subject to inspections by the FDA District Office for quality system and good manufacturing practices compliance.  RMS had an inspection by the FDA in June 2015, which included, among other items, a review of customer complaints, quality controls, quality assurance and documentation. The FDA inspection was then expanded as a consequence of an extensive “trade complaint” filed on behalf of a competitor which resulted in the issuance of an FDA FORM 483.   Eight months later without any further discussion with the FDA, on February 29, 2016 we received a Warning Letter.  The Company responded and replied numerous times to the Warning Letter from March 18, 2016 on, and underwent a follow up inspection on November 29, 2016.  On December 16, 2016, the FDA issued another FDA FORM 483, to which the Company provided a written response on January 9, 2017 and provided a supplemental response on March 17, 2017 and April 24, 2017.  On April 25, 2017, RMS met with the FDA Center for Devices and Radiological Health (“CDRH”) Compliance team and the New York District Office to discuss the final resolution of Warning Letter closure.  We continue to have correspondence and dialog with the agency in order to address all of FDA’s concerns cited in the Warning Letter and the FDA FORM 483s and to close the Warning Letter in the near future.

The Company is International Organization for Standardization (“ISO”) 13845:2012 certified.  Our registrar is British Standards Institute (“BSI”).

The Company has received a positive letter from OSHA confirming that the RES-Q-VAC with Full Stop Protection falls under the engineering controls of the blood borne pathogen regulation and that the products use would fulfill the regulatory requirements.  Full Stop Protection meets the requirement of OSHA as described in OSHA 29 Code of Federal Regulations 1910.1030 - Occupational Exposure to Blood borne Pathogens requires that employers of “... emergency medical technicians, paramedics, and other emergency medical service providers; fire fighters, law enforcement personnel, and correctional officers ... must consider and implement devices that are appropriate [to contain blood borne pathogens], commercially available and effective.” These first responders risk exposure to serious disease, and the employers may risk OSHA violations and lawsuits if they fail to consider protective measures such as our Full Stop Protection for RES-Q-VAC.

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position. We do not use significant amounts of hazardous materials in the assembly of our products.

EMPLOYEES

As of February 28, 2017, we had 69 full time employees and no part time employees.

The Company carries insurance on the life of Andrew Sealfon, President and Chief Executive Officer, providing a death benefit to the Company of $3.1 million.

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

ITEM 2. PROPERTIES

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters, for manufacturing operations and for research & development.

Currently, we are in year eighteen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $48,455 for the year ended February 28, 2017.  We are currently seeking another location within a 30 mile radius from our current facility with more square footage to accommodate our expanding needs.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to the new location.  There can be no assurance that we will find a suitable location before our current lease expires on terms that are economically favorable to us or at all.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis.  In fiscal 2017, we paid $23,595 in rent and common charges for this space.

The Company owns a residence adjacent to our facility for use as additional office and research and development space.  We paid cash for the property in the amount of $0.2 million.

We believe our current facilities are suitable and adequate for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

Lawyers representing EMED Technologies Corp. (“EMED”) sent RMS a letter dated, May 1, 2013, which alleged that the RMS High-Flo Butterfly design infringed a patent controlled by EMED.  RMS disputed this claim and we believed that our design did not infringe and that the EMED patent itself was not valid.  Under advice of counsel, on September 20, 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets. EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED. Both parties have requested injunctive relief and monetary damages. Discovery is ongoing.

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

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas. This second patent is related to the one concerning the Company’s declaratory judgment action. Given the close relationship between the two patents, the Company requested that the Texas suit be transferred to California. Also, based on a validity review of the patent in the U.S. Patent and Trademark Office (“USPTO”), discussed below, the Company requested the Texas suit be stayed. On May 12, 2016, the Court entered an order staying the case until after the Patent Trial and Appeal Board (“PTAB”) at the USPTO issued a final written decision regarding the validity of the patent. On January 12, 2017, the PTAB issued its final written decision invalidating the claims asserted by EMED in the Texas litigation. On January 26, 2017, the Company and EMED requested that the Texas case remain stayed pending EMED’s appeal of the PTAB’s final ruling to the Court of Appeals for the Federal Circuit (“CAFC”).

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Non-Final Office Action. EMED filed a response that is awaiting consideration by the Examiner. Thus, the ex parte reexamination is ongoing. A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable. Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017. In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid. EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC is due by May 12, 2017.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty. We believe that it is very likely both patents will be determined invalid, however, if any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 75,000,000 shares of common stock, $0.01 par value (“Common Stock”). As of February 28, 2017, 37,821,198 shares were issued and outstanding and there were approximately 841 stockholders of record.

Our Common Stock is traded on the OTCQX market under the symbol, “REPR”. The following table sets forth the high and low closing bid quotations for the Common Stock, as reported by Nasdaq.com, for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

2017 QUARTER ENDED
February 28, 2017	$0.50	$0.38
November 30, 2016	$0.47	$0.37
August 31, 2016	$0.51	$0.29
May 31, 2016	$0.55	$0.30

2016 QUARTER ENDED
February 29, 2016	$0.57	$0.34
November 30, 2015	$0.42	$0.30
August 31, 2015	$0.45	$0.28
May 31, 2015	$0.45	$0.37

The following table provides information regarding repurchases by the Company of its common stock during the three months ending February 28, 2017:

Issuer Purchases of Common Stock

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period (1)	Purchased	Per Share	Plan (2)	Under the Plan (2)
December 1, 2016 – December 31, 2016	—	—	—	1,604,644
January 1, 2017 – January 31, 2017	—	—	—	1,604,644
February 1, 2017 – February 28, 2017	1,250	$0.39	1,250	1,603,394
Total	1,250	$0.39	1,250

__________

(1)	Monthly information is presented by reference to the Company’s fiscal months during the fourth quarter of fiscal 2017.

(2)

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company makes open market purchases of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases are made through a broker designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 28, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  There is no expiration date to the program.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of February 28, 2017, the Company had awarded 1,345,000 options to certain executives and key employees under the plan.

We have not paid any cash dividends on our Common Stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds for our business operations.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those described under Part I – Forward-Looking Statements and elsewhere in this Annual Report.

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

INDUSTRY TRENDS

The healthcare industry has seen huge changes in reimbursement and medical insurance during the past decade.  In the U.S., the Affordable Health Care Act was created in part to address the rising costs of medical care and ensure greater efficacy of treatments. One trend that is significantly impacting the costs of health care is moving treatments out of the hospital and into the home.  Our FREEDOM System products are specifically designed for home care infusions, and we expect this trend towards home care infusions to continue and to accelerate.

The 21st Century Cures Act, which went into effect January 1, 2017, changes the payment structure for infusion drugs under the Part B Durable Medical Equipment (DME) benefit.  Previously, the reimbursement rate covered service-intensive clinical therapies to administer drugs for heart failure and immunotherapy infusions.  However, section 5004(a) of the Cures Act reduces the drug reimbursement structure, and there is no separate reimbursement for the services required to deliver these infusion services.  While section 5012 includes a separate service payment, it doesn’t become effective until 2021. This means a gap of four years without home infusion coverage for many Medicare patients.  Because the FREEDOM System is less costly than competitive products, more Medicare patients may turn to the FREEDOM System during that gap.

We believe altering the Part B reimbursement for infusion drugs furnished through DME concerns immunologists and patients due to collective previous experience of a similar Medicare payment transition.  When Medicare transitioned payment for Part B drugs from average wholesale price to average sales price plus six percent, (following enactment of the Medicare Modernization Act of 2003), our patients experienced serious disruptions in access to needed treatment.  In particular, the previous transition dramatically affected our patients with primary immunodeficiency diseases, who would be impacted by this new provision.

The American Academy of Allergy, Asthma & Immunology (“AAAAI”) began advocating for additional safeguards to ensure appropriate patient training, follow up and care. As the 21st Century Cures Act advanced through Congress, AAAAI educated lawmakers about the importance of a Medicare benefit for subcutaneous immune globulin (“SCIg”) home infusions which includes coverage for the education, training and monitoring necessary for patients receiving such infusions.  Congress included in the final 21st Century Cures Act reimbursement for training, monitoring and nursing services that could make it more affordable for specialty pharmacies to continue to provide these services in the home. The home infusion benefit commences in 2021, although the above reimbursement cut took place beginning on January 1, 2017.

AAAAI has expressed concerns about the affect this reimbursement cut will have on patient access to SCIg in the years before beneficiaries will have explicit new Medicare coverage for home infusion services. Along with organizations like the National Home Infusion Association and the Immune Deficiency Foundation, AAAAI has urged Congress to correct the law and be consistent in the implementation of the two provisions affecting SCIg services. As it currently stands, the discrepancy in dates could affect the willingness of some specialty pharmacies to provide SCIg, and thus threaten patient access to these critical therapies.

On May 21, 2010, the Department of Health and Human Services (“HHS”) announced the addition of Severe Combined Immune Deficiency (“SCID”), a primary immunodeficiency disease, to the recommended uniform screening of newborns. The Immune Deficiency Foundation (IDF) has strongly supported and worked tirelessly toward this goal for many years.  As of January 23, 2017, 43 states have added SCID to their uniform newborn screening.  As more states add this screening, patients are diagnosed earlier, which could translate to sales opportunities in the future.

There is the potential for new drugs to enter the market which might change the market conditions for devices such as the FREEDOM60, FreedomEdge, RMS Precision Flow Rate Tubing and HIgH-Flo Needle Sets (e.g. Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary).  We believe DynEq (the principle behind the FREEDOM System) is ideal for new drug combinations.  New drugs might increase the size of the subcutaneous market, but there can be no assurance that newer drugs will have the same needs and requirements as the current drugs being used.

In Europe, governments are moving towards home care health services.  Thus we expect the home care infusion market to continue to expand worldwide.

While many countries are attempting to reduce reimbursement and simply lower costs, there is also a trend towards proving efficacy. In the U.S., when patients require additional treatments for the same illness, the responsibility falls back onto the health care provider who must pick up the cost of any additional treatments.  We believe that health systems which consider the outcomes of the treatment will find that our Freedom System is not only cost effective but also has proven favorable outcomes.

FISCAL YEAR END

The Company’s fiscal year end is February 28.  On March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31. For its new fiscal year ending December 31, 2017, it will file its Form 10-K for ten months ending December 31, 2017 and twelve months ending February 28, 2017 in March 2018. With this fiscal year end change, the Company will report one-time, transitional financial information for the month of  March, 2017 and the quarter April through June 2017 on Form 10-Q in August 2017.

RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 2017 compared to Fiscal Year Ended February 29, 2016

Net Sales

The following table summarizes our net sales for the years ended February 28, 2017 and February 29, 2016:

	February 28,	February 29,	Change from Prior Year		% of Sales
	2017	2016	$	%	2017	2016
Sales
Domestic	$10,222,695	$10,195,856	$26,839	0.3%	83.2%	83.2%
International	2,070,960	2,051,482	19,478	1.0%	16.8%	16.8%
Total	$12,293,655	$12,247,338	$46,317	0.4%

Net sales for the year ended February 28, 2017 were nearly even with last year.  Due to larger orders placed at the end of the year and timing of available product, we were unable to ship ordered product until after February 28, 2017, resulting in nearly $0.4 million in lower revenue for the period due to timing.  During fiscal 2017, we added to our customer base internationally and expect to see an increase in sales over the next twelve to eighteen months as the customer penetrates the market.

We continue to concentrate the majority of our efforts in our FREEDOM System, specifically towards SCIg applications in both domestic and international markets.  We anticipate sales to increase as the SCIg market continues to develop and as we work on new enhancements to the FREEDOM System that we believe will expand this market even further.  In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as antibiotics, chemotherapeutics, and pain medications.

Gross Profit

Our gross profit for the years ended February 28, 2017 and February 29, 2016 is as follows:

			Change from Prior Year
	2017	2016	$	%
Gross Profit	$7,569,558	$7,602,903	$(33,345)	(0.4)%
Stated as a Percentage of Net Sales	61.6%	62.1%

Gross profit decreased $33,345 in the fiscal year ending 2017, as compared to 2016 due to lower revenues as a result of timing of available product and higher salary costs from increased headcount in our quality department, which were partially offset by the moratorium until the end of calendar 2017 on the U.S. medical device excise tax.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the years ended February 28, 2017 and February 29, 2016 are as follows:

			Change from Prior Year
	2017	2016	$	%
Selling, general and administrative	$7,767,712	$5,942,671	$1,825,041	30.7%
Research and development	237,486	207,282	30,204	14.6%
	$8,005,198	$6,149,953	$1,855,245	30.2%
Stated as a Percentage of Net Sales	65.1%	50.2%

Selling, general and administrative expenses increased to $7.8 million in fiscal 2017, up 30.7% from $5.9 million in fiscal 2016.  The increase came primarily from professional fees and consultants related to litigation and regulatory compliance of $1.5 million and, operations management and implementing the FDA’s unique device identification system representing $0.3 million.  Expenses were higher in sales and marketing as a result of our sales team reorganization last year resulting in increased headcount internationally and greater attendance at trade shows globally, as well as initiatives for our website redesign, an aggregate increase of approximately $0.1 million.  These costs were all offset by lower general and administrative salary expense versus last year of $0.1 million.

Research and development expenses increased by $30,204 in fiscal 2017 compared to the same period last year.  We added an engineer to our staff in the earlier part of the fiscal year, as we continue to be committed to our research and development efforts in order to develop new products.

We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach.  During fiscal 2017, we launched our new Controller and defined a product pipeline that enhances our current product offerings as well as broadens the range of products available.  In addition to our internal resources, we plan to engage consultants to begin with moving our pipeline forward.  Although our research and development efforts have allowed us to develop the Freedom System, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 10.7%, or $29,045, to $0.3 million in fiscal 2017 compared with fiscal 2016, as a result of continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Net Income

			Change from Prior Year
	2017	2016	$	%
Net (Loss)/Income	$(534,999)	$782,864	$(1,317,863)	(168.3)%
Stated as a Percentage of Net Sales	(4.4%)	6.4%

Our net loss for fiscal 2017 was $0.5 million, as compared to net income for fiscal 2016 of $0.8 million due to an increase in selling, general and administrative expenses of $1.8 million as described above.  This was partially offset by the tax benefit generated from the operating loss this year versus tax expense last year of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.3 million as of February 28, 2017, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, general and administrative expenses, selling, research and development costs, capital expenditures and patent costs.

We believe that as of February 28, 2017, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.  In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as antibiotics, chemotherapeutics, and pain medications.

We continue to work collaboratively with the FDA and we are confident the Warning Letter and observations will be cleared in the near future.  Although the Company is attempting to meet all of the FDA requirements, we cannot be certain that our actions will be deemed satisfactory by the FDA and this could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

We continue to be in litigation with a competitor, EMED Technologies Corp. (“EMED”) and have incurred a significant amount of legal fees in connection with that process.  Although the Company believes it has meritorious claims and defenses in the actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company makes open market purchases of up to 2,000,000 shares of the Company’s Outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 28, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.

Cash Flows

The following table summarizes our cash flows:

	Year Ended February 28, 2017	Year Ended February 29, 2016
Net cash (used in) provided by operating activities	$(331,616)	$1,914,813
Net cash used in investing activities	(416,329)	(189,522)
Net cash used in financing activities	(140,739)	(80,577)

Operating Activities

Net cash used in operating activities of $0.3 million for the fiscal year ended February 28, 2017, was primarily attributable to our net loss of $0.5 million and higher inventory levels of $0.3 million due to anticipated sales and building raw inventory reserve.  Offsetting these were the increase in accounts payable of $0.5 million  mostly due to professional fees and the purchase of raw materials, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, $28,000 of deferred compensation costs and stock based compensation expense of $0.2 million.

Net cash provided by operating activities of $1.9 million for the fiscal year ended February 29, 2016, was primarily attributable to our net income of $0.8 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, $28,000 of deferred compensation costs and $0.1 million of stock based compensation.  In addition, there was an increase in accounts payable and accrued expense of $0.3 million, a decrease in accounts receivable of $0.3 million and a decrease in inventory levels of $0.2 million.

Investing Activities

Our net cash used in investing activities of $0.4 million for the fiscal year ended February 28, 2017, was primarily attributable to our continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.  Our net cash used in investing activities of $0.2 million for the fiscal year ended February 29, 2016, was primarily attributable to capital expenditures related to purchases of manufacturing equipment and tooling and patent costs.

Financing Activities

Net cash used in financing activities of $0.1 million for the fiscal year ended February 28, 2017 and $0.1 million for the fiscal year ended February 29, 2016 were both attributable to stock repurchases under the Company’s repurchase program.

Lease Commitments

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters, for manufacturing operations and research & development.  We are in year eighteen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $48,455 for the year ended February 28, 2017.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis.  In fiscal 2017, we paid $23,595 in rent and common charges for this space.

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

A reconciliation of our non-GAAP measures is below:

Reconciliation of GAAP Net (Loss)/Income	Fiscal Year Ended	Fiscal Year Ended
to Non-GAAP Normalized EBITDA:	February 28, 2017	February 29, 2016
GAAP Net (Loss)/Income	$(534,999)	$782,864
Tax (Benefit)/Expense	(241,700)	359,706
Depreciation and Amortization	300,611	271,566
Professional Fees (1)	1,501,736	513,813
Non-GAAP Normalized EBITDA	$1,025,648	$1,927,949

Reconciliation of GAAP Net (Loss)/Income	Fiscal Year Ended	Fiscal Year Ended
to Non-GAAP Normalized Net Income:	February 28, 2017	February 29, 2016
GAAP Net (Loss)/Income	$(534,999)	$782,864
Professional Fees (1)	1,501,736	513,813
Tax Expense on Professional Fees	(466,461)	(153,773)
Non-GAAP Normalized Net Income	$500,276	$1,142,904

__________

(1)  Includes consulting and professional fees related to regulatory and litigation.

FDA

RMS had an inspection by the FDA in June 2015, which included, among other items, a review of customer complaints, quality controls, quality assurance and documentation. The FDA inspection was then expanded as a consequence of an extensive “trade complaint” filed on behalf of a competitor which resulted in the issuance of an FDA FORM 483.   Eight months later, on February 29, 2016 we received a Warning Letter.  The Company responded and replied numerous times to the Warning Letter from March 18, 2016 on, and underwent a follow up inspection on November 29, 2016.  On December 16, 2016, the FDA issued another FDA FORM 483, to which the Company provided a written response on January 9, 2017 and provided a supplemental response on March 17, 2017 and April 24, 2017.  On April 25, 2017, RMS met with the FDA Center for Devices and Radiological Health (“CDRH”) Compliance team and the New York District Office to discuss the final resolution of Warning Letter closure.  We continue to have correspondence and dialog with the agency in order to address all of FDA’s concerns cited in the Warning Letter and the FDA FORM 483s and to close the Warning Letter in the near future.

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

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.  In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In March 2016, the FASB issued ASU No. 2016-09 — Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU was issued as part of the FASB’s simplification initiative, and under the ASU the areas of simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities.  The amendment eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendment in this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has assessed the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption and has determined it will not have a material effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU on our financial statements, disclosure requirements and methods of adoption.

In July 2015, the FASB issued ASU No. 2015-11—Simplifying the Measurement of Inventory. The ASU was issued as part of the FASB’s simplification initiative, and under the ASU inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Repro Med Systems, Inc.

Chester, New York

We have audited the accompanying balance sheets of Repro Med Systems, Inc. as of February 28, 2017 and February 29, 2016, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repro Med Systems, Inc. as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail, Merkel, Quinn & Associates, P.C.

Scranton, Pennsylvania

May 5, 2017

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	February 28,	February 29,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,313,265	$4,201,949
Certificates of deposit	262,314	261,118
Accounts receivable less allowance for doubtful accounts of $18,046 and $18,648 for February 28, 2017, and February 29, 2016, respectively	1,502,030	1,350,180
Inventory	1,353,703	1,040,277
Tax receivable	172,457	—
Prepaid expenses	175,955	265,123
TOTAL CURRENT ASSETS	6,779,724	7,118,647
Property and equipment, net	932,092	996,822
Patents, net of accumulated amortization of $180,137 and $147,380 at February 28, 2017 and February 29, 2016, respectively	426,943	247,691
Other Assets	31,490	31,140
TOTAL ASSETS	$8,170,249	$8,394,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	772,428	307,764
Accrued expenses	417,357	499,406
Accrued payroll and related taxes	177,018	148,766
Accrued tax liability	—	129,497
Total Current Liabilities	1,389,284	1,107,914
Deferred capital gain - less current portion	22,496	44,976
Deferred tax liability	82,422	123,111
Total Liabilities	1,494,202	1,276,001
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 and 50,000,000 shares authorized, 40,558,429 and 40,487,532 shares issued; 37,821,198 and 37,966,501 shares outstanding at February 28, 2017, and February 29, 2016, respectively	405,584	404,875
Additional paid-in capital	4,129,726	3,968,342
Retained earnings	2,484,941	3,019,940
	7,020,251	7,393,157
Less: Treasury stock, 2,737,231 shares and 2,521,031 shares at February 28, 2017, and February 29, 2016, respectively, at cost	(344,204)	(246,858)
Less: Deferred compensation cost	—	(28,000)
TOTAL STOCKHOLDERS’ EQUITY	6,676,047	7,118,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,170,249	$8,394,300

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	February 28,	February 29,
	2017	2016

NET SALES	$12,293,655	$12,247,338
Cost of goods sold	4,724,097	4,644,435
Gross Profit	7,569,558	7,602,903

OPERATING EXPENSES
Selling, general and administrative	7,767,712	5,942,671
Research and development	237,486	207,282
Depreciation and amortization	300,611	271,566
Total Operating Expenses	8,305,809	6,421,519

Net Operating (Loss)/Profit	(736,251)	1,181,384

Non-Operating Expense/(Income)
Interest expense	1,886	3,412
Loss on foreign currency exchange	41,499	26,204
Other expense and interest income, net	(2,937)	9,198

(LOSS)/INCOME BEFORE TAXES	(776,699)	1,142,570

Income tax (benefit)/expense	(241,700)	359,706

NET (LOSS)/INCOME	$(534,999)	$782,864

NET (LOSS)/INCOME PER SHARE
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,830,581	37,988,954
Diluted	37,878,201	37,988,954

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

			Additional			Deferred	Total
	Common Stock		Paid-in	Retained	Treasury	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Cost	Equity

BALANCE, FEBRUARY 28, 2015	40,347,292	$403,473	$3,855,188	$2,237,076	$(166,281)	$(56,000)	$6,273,456
Issuance of stock based compensation	140,240	1,402	62,741	—	—	—	64,143
Compensation expense related to stock options	—	—	50,413	—	—	—	50,413
Purchase of treasury common stock	—	—	—	—	(80,577)	—	(80,577)
Amortization of deferred compensation cost	—	—	—	—	—	28,000	28,000
Net income for the year ended February 28, 2016	—	—	—	782,864	—	—	782,864
BALANCE, FEBRUARY 29, 2016	40,487,532	$404,875	$3,968,342	$3,019,940	$(246,858)	$(28,000)	$7,118,299
Issuance of stock based compensation	167,439	1,674	87,984	—	—	—	89,658
Compensation expense related to stock options	—	—	115,828	—	—	—	115,828
Cancellation of common stock	(96,542)	(965)	(42,428)	—	—	—	(43,393)
Purchase of treasury common stock	—	—	—	—	(97,346)	—	(97,346)
Amortization of deferred compensation cost	—	—	—	—	—	28,000	28,000
Net loss for the year ended February 28, 2017	—	—	—	(534,999)	—	—	(534,999)
BALANCE, FEBRUARY 28, 2017	40,558,429	$405,584	$4,129,726	$2,484,941	$(344,204)	$—	$6,676,047

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(534,999)	$782,864
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred compensation cost	28,000	28,000
Stock based compensation expense	205,486	114,556
Depreciation and amortization	300,611	271,566
Deferred capital gain - building lease	(22,480)	(22,478)
Deferred taxes	(40,689)	(125,496)
Loss on disposal of fixed assets	—	14,104
Allowance for returns and doubtful accounts	(19,360)	(12,912)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(132,490)	286,427
(Increase) Decrease in inventory	(313,426)	186,359
Increase in prepaid expense	(83,289)	(24,435)
Increase in other assets	(350)	—
Increase in accounts payable	464,664	64,547
Increase in accrued payroll and related taxes	28,252	26,849
(Decrease) Increase in accrued expense	(82,049)	195,365
(Decrease) Increase in accrued income tax liability	(129,497)	129,497
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(331,616)	1,914,813

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(203,125)	(121,782)
Proceeds on disposal of fixed assets	—	13,550
Payments for patents	(212,008)	(79,961)
Purchase of certificates of deposit	(1,196)	(1,329)
NET CASH USED IN INVESTING ACTIVITIES	(416,329)	(189,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(97,346)	(80,577)
Payment for cancelled shares	(43,393)	—
NET CASH USED IN BY FINANCING ACTIVITIES	(140,739)	(80,577)

Net (Decrease) Increase in CASH AND CASH EQUIVALENTS	(888,684)	1,644,714
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,201,949	2,557,235
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,313,265	$4,201,949

Supplemental Information
Cash paid during the years for:
Interest	$1,886	$3,412
Taxes	$194,470	$255,000
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$89,658	$64,143

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS”) designs, manufactures and markets proprietary portable medical devices and  supplies primarily for the ambulatory infusion market and emergency medical applications as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality management systems.  The Company operates as one segment.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company holds cash in excess of $250,000 at multiple depositories, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.35% to 0.55% and mature in August 2017 and February 2018.

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

STOCK-BASED COMPENSATION

The Company maintains various long-term incentive stock benefit plans under which it grants stock options and stock to certain directors and key employees.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date.

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year. Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (Note 6).

	Fiscal Year Ended
	February 28, 2017	February 29, 2016

Net (loss)/income	$(534,999)	$782,864

Weighted Average Outstanding Shares:
Outstanding shares	37,830,581	37,988,954
Option shares includable	47,620	—
	37,878,201	37,988,954

Net (loss)/income per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

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

REVENUE RECOGNITION

Sales of manufactured products are recorded when shipment occurs. The Company’s revenue stream is derived from the sale of an assembled product. Other service revenues are recorded as the service is performed. Shipping and handling costs generally are billed to customers and are included in sales. The Company generally does not accept return of goods shipped unless it is a Company error. The only credits provided to customers are for defective merchandise. On a monthly basis the Company records rebates based upon actual sales. The rebates are provided to distributors for the difference in selling price to distributor and pricing specified to select customers.

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

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.  In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In March 2016, the FASB issued ASU No. 2016-09 — Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU was issued as part of the FASB’s simplification initiative, and under the ASU the areas of simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the areas for simplification apply only to nonpublic entities.  The amendment eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendment in this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has assessed the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption and has determined it will not have a material effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU on our financial statements, disclosure requirements and methods of adoption.

In July 2015, the FASB issued ASU No. 2015-11—Simplifying the Measurement of Inventory. The ASU was issued as part of the FASB’s simplification initiative, and under the ASU inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for the market: (1) replacement cost and (2) net realizable value less an approximately normal profit margin.  This ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.  The Company does not expect the adoption of the ASU to have any impact on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of February 28, 2017, the Company does not believe that any of its assets are impaired.

NOTE 2  INVENTORY

Inventory consists of:

	February 28, 2017	February 29, 2016

Raw materials and Work-in-process	$947,670	$600,028
Finished goods	456,621	478,312
Total	1,404,291	1,078,340

Less: reserve for obsolete inventory	50,588	38,063
Inventory, net	$1,353,703	$1,040,277

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	February 28, 2017	February 29, 2016	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	1,022,942	923,394	3-10 years
Manufacturing equipment and tooling	1,003,166	961,486	3-12 years
	2,251,232	2,110,004

Less: accumulated depreciation	1,319,140	1,113,182
Property and equipment, net	$932,092	$996,822

Depreciation expense was $267,854 and $258,738 for the years ended February 28, 2017, and February 29, 2016, respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM System.  Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to $28,000 for each of the fiscal years ended February 28, 2017 and February 29, 2016, and the agreement is fully amortized.

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

On June 24, 2016, Cyril Narishkin executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was $230,000 for the year ended February 28, 2017.  In accordance with the agreement, the Company repurchased 96,542 shares of common stock of the Company owned by Mr. Narishkin at an aggregate purchase price of $43,393.

In December 2016 and January 2017, Brad Sealfon, the son of Andrew Sealfon, the Company’s President and Chief Executive Officer, consulted for the Company in its production and quality departments and was compensated $7,744.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer.  The lease payments were $21,500 for each of the years ended February 28, 2017, and February 29, 2016. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year eighteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.  With a monthly lease amount of $11,042, the lease payments were $132,504 for each of the years ended February 28, 2017, and February 29, 2016.  The Company also paid property taxes for the years ended February 28, 2017 and February 29, 2016 in the amount of $48,455 and $47,954, respectively.

NOTE 5  STOCKHOLDERS’ EQUITY

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company has and expects to continue to make open market purchases of the Company’s outstanding common stock.  The Board of Directors initially authorized such purchases up to 1,000,000 shares.   On June 29, 2016, the Board of Directors approved the amendment to the stock repurchase program increasing the authorized to be repurchased to 2,000,000 shares. The purchases are made through a broker designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission (the “Commission”) for such repurchases.

As of February 28, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.

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

As of February 28, 2017, the Company had awarded 1,345,000 options to certain executives and key employees under the Plan.

Effective November 1, 2016, the Company entered into an employment agreement with Dr. Ma, the Company’s Chief Medical Officer.  The agreement calls for quarterly equity compensation in the form of shares of common stock of the Company.  The stock will be awarded on the day following the last working day of each quarter.  The number of shares issued each quarter shall be determined by dividing $15,000 by the closing bid price of the Company’s common stock as reported by the OTC Markets Inc. as of the last working day of such quarter (the “Closing Price”).   As of February 28, 2017, 10,870 shares of common stock were issued to Dr. Ma.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the fiscal year ended February 28, 2017 and February 29, 2016 was $0.21 and $0.19, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended February 28, 2017 and February 29, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	February 28, 2017	February 29, 2016

Dividend yield	0.00%	0.00%
Expected Volatility	59.00-70.90%	59.00%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	5 Years
Risk-free rate	2.17-2.48%	2.17%

The following table summarizes the status of the Company’s stock option plan:

	February 28, 2017		February 29, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,060,000	$0.37	—	$—
Granted	500,000	$0.41	1,155,000	$0.37
Exercised	—	$—	—	$—
Forfeited	215,000	$0.36	95,000	$0.36
Outstanding at February	1,345,000	$0.39	1,060,000	$0.37
Options exercisable at February	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$115,828	—	$50,413

Total stock-based compensation expense for stock option awards totaled $115,828 and $50,413 for the fiscal year ended February 28, 2017 and February 29, 2016, respectively.

The weighted-average grant-date fair value of options granted during fiscal years ended February 28, 2017 and February 29, 2016 was $122,656 and $219,116 respectively. The total intrinsic value of options exercised during fiscal years ended February 28, 2017 and February 29, 2016, was zero for both periods.

The following table presents information pertaining to options outstanding at February 28, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.41	1,345,000	5 years	$0.39	500,000	$0.38

As of February 28, 2017, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of vested options during the fiscal years ended February 28, 2017 and February 29, 2016, was $98,432 and zero, respectively.

NOTE 7  CONTINGENT LIABILITY

On March 25, 2016, the Company’s legal counsel, who had represented the Company in its patent litigation withdrew as legal counsel, after discussions regarding whether they were the most suited to be our representative in this action and verbally waived payment on any remaining open invoices which totaled $0.5 million.  The Company does not believe it is responsible for these fees nor does it believe that the law firm will take action to collect these fees.  The unpaid legal fees have been reversed.

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

At February 28, 2017, minimum future rental payments are:

Year	Minimum Rental Payments

2018	132,504
2019	132,504
$265,008

Rent expense for both the years ended February 28, 2017, and February 29, 2016 were $132,504.

NOTE 9  FEDERAL AND STATE INCOME TAXES

The (benefit) provision for income taxes at February 28, 2017, and February 29, 2016 consisted of:

	2017	2016

State income tax:
Current, net of refund	$2,004	$1,867
Federal (benefit) income tax:
Deferred	(40,689)	(125,496)
Current	(203,015)	483,335
Total	$(241,700)	$359,706

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	2017	2016

(Loss) income before tax	$(776,699)	$1,142,570
Computed expected (benefit) tax	$(264,078)	$388,474
State income and franchise tax/(refund)	1,323	1,232
Other	21,055	(30,000)
(Benefit) provision for taxes	$(241,700)	$359,706

The components of deferred tax liabilities at February 28, 2017, and February 29, 2016, respectively, are as follows:

	2017	2016

Deferred compensation cost	$49,228	$7,559
Depreciation and amortization	(156,596)	(173,700)
Allowance for bad debts and other	24,946	43,030
Deferred tax liabilities	$(82,422)	$(123,111)

NOTE 10  MAJOR CUSTOMERS

For the years ended February 28, 2017, and February 29, 2016, approximately, 56.1% and 55.3%, respectively, of the Company’s gross product revenues were derived from one major customer.  At February 28, 2017, and February 29, 2016, accounts receivable due from this customer were $0.4 million and $0.5 million, respectively.

The largest customer in both years is a domestic medical products and supplies distributor.  Although a number of larger infusion customers have elected to consolidate their purchases through one or more distributors in recent years, we continue to maintain a strong direct relationship with them.  We do not believe that their continued purchase of FREEDOM System products and related supplies is contingent upon the distributor.

NOTE 11  LEGAL PROCEEDINGS

Lawyers representing EMED Technologies Corp. (“EMED”) sent RMS a letter dated, May 1, 2013, which alleged that the RMS High-Flo Butterfly design infringed a patent controlled by EMED.  RMS disputed this claim and we believed that our design did not infringe and that the EMED patent itself was not valid.  Under advice of counsel, on September 20, 2013, the Company commenced in the United States District Court for the Eastern District of California a declaratory judgment action against competitor, EMED to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets. EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED. Both parties have requested injunctive relief and monetary damages. Discovery is ongoing.

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

On June 25, 2015, EMED filed a claim of patent infringement for the second of its patents, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas. This second patent is related to the one concerning the Company’s declaratory judgment action. Given the close relationship between the two patents, the Company requested that the Texas suit be transferred to California. Also, based on a validity review of the patent in the U.S. Patent and Trademark Office (“USPTO”), discussed below, the Company requested the Texas suit be stayed. On May 12, 2016, the Court entered an order staying the case until after the Patent Trial and Appeal Board (“PTAB”) at the USPTO issued a final written decision regarding the validity of the patent. On January 12, 2017, the PTAB issued its final written decision invalidating the claims asserted by EMED in the Texas litigation. On January 26, 2017, the Company and EMED requested that the Texas case remain stayed pending EMED’s appeal of the PTAB’s final ruling to the Court of Appeals for the Federal Circuit (“CAFC”).

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Non-Final Office Action. EMED filed a response that is awaiting consideration by the Examiner. Thus, the ex parte reexamination is ongoing. A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable. Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017. In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid. EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC is due by May 12, 2017.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty. We believe that it is very likely both patents will be determined invalid, however, if any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 12  EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit sharing contributions. Employee elective contributions are funded through voluntary payroll deductions. The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation. Company matching expense for fiscal 2017 and fiscal 2016 was $54,042 and $39,387, respectively. The Company has not provided for a discretionary profit sharing contribution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that as of February 28, 2017 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 28, 2017, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of May 5, 2017:

Name	Age	Position / Held Since

Andrew I. Sealfon	71	President 1980
		Chairman 1989
		Director 1980
		Chief Executive Officer 1986

Karen Fisher	51	Chief Financial Officer and Treasurer 2015

Eric Bauer	60	Chief Operating Officer 2017

Dr. Fred Ma	57	Chief Medical Officer 2016

Paul M. Baker	66	Director 1991

Mark L. Pastreich	87	Director 2011

Brad A. Sealfon	29	Director 2013

Arthur J. Radin	80	Director 2015

David W. Anderson	64	Director 2016

Joseph M. Manko, Jr.	51	Director 2016

Mr. Andrew Sealfon is deemed a “parent” and “promoter” as those terms are defined under the Securities Act of 1933, as amended.

All directors hold offices until the next annual meeting of stockholders or until their successors are elected.  Executive officers hold office at the discretion of the Board of Directors.

Mr. Andrew Sealfon co-founded Repro Med Systems, Inc. in 1980 and has been its President, Chief Executive Officer and head of research and development since that time, except from October 2015 through June 2016, when Mr. Narishkin was Interim Chief Operating Officer.  He is an electrical engineer and inventor and has been granted numerous U.S. patents.  Mr. Sealfon is a graduate of Lafayette College.

Ms. Fisher has more than 20 years of financial experience at a variety of industries, most recently serving as Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company, from February 2012 to January 2015.   Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a BS in accounting.

Mr. Bauer has more than 25 years of executive management experience in a variety of manufacturing and FDA regulated industries.  Prior to joining RMS Medical Products, Mr. Bauer was Chief Executive Officer of 2020Value, LLC, a consulting and coaching business, from 2015 to 2017.  From 2011 to 2015, Mr. Bauer served in the role of Chief Executive Officer for KAKO Beauty Products, a developer of prestige skin care goods, together with designing, packaging, marketing and implementation of a channel distribution strategy.  From 2008 to 2011, Mr. Bauer was Chief Executive Officer of Chemaid Laboratories, a Private Equity-owned contract manufacturing company providing high quality skin care, haircare, fragrance and bath products to the prestige cosmetics industry.  Mr. Bauer is a graduate of the State University of Buffalo with a BS in Industrial Engineering and has an MBA in Finance and Economics from the University of Rochester.  Mr. Bauer also attended executive education classes at Columbia University, Massachusetts Institute of Technology and Duke University.

Dr. Ma has over 30 years of broad experience based on his neurosurgical practice, with significant emphasis in pharmaceuticals and medical device industries.  Prior to joining RMS Medical Products, Dr. Ma was President and Managing Director of Medical Quality International, LLC, a pharmaceutical and medical device development consulting firm, from July 2014 to January 2016.  From June 2011 to July 2014, Dr. Ma was the Chief Medical Officer and Board of Director at Innovacyn, Inc. a pharmaceutical company.  Dr. Ma has a successful track record in all phases of product research and development culminating in final approvals, clearances, and commercialization. He is prominent within regulatory agencies and a multitude of professional organizations.  Dr. Ma has directly designed and supervised numerous product developments, 600 clinical trials, and has obtained many regulatory approvals and clearances in the United States and worldwide.  Dr. Ma earned his M.D. degree from Capital University of Medical Sciences, Beijing, D.M.Sc. (Doctorate of Medical Sciences (equivalent to combined M.D. and Ph.D. degrees)) from University of Tokyo, Japan, and a Ph.D. from Rutgers University.

Dr. Baker earned a medical degree from Cornell University Medical College. Dr. Baker has been a practicing pediatrician for over 38 years, has been on Medical Staff at Orange Regional Medical Center, Middletown, New York for 38 years and has been attending at Weill Cornell Medicine Voluntary Faculty in New York City for 37 years. Dr. Baker assisted us in the development of the RES-Q-VAC® Suction System. In addition, Dr. Baker has published results of use of the RES-Q-VAC in a letter to LANCET, a medical journal.  Dr. Baker is currently consulting with the Company to provide clinical research and support services related to new and enhanced applications for the FREEDOM60 and FreedomEdge.

Mr. Pastreich is a businessman, and a longtime real estate investor and broker for the past 60 years.  He has served on numerous for-profit and not-for-profit boards. Among his other various real estate holdings, he has been a partner in Casper Creek LLC for past 18 years, which owns the building leased by the Company.  Mr. Pastreich has a wealth of business acumen and experience.

Mr. Radin was appointed to the Board of Directors in January, 2015.  Mr. Radin, who started his career at Touche Ross & Co., has been a partner in public accounting firms for 45 years.  He was a Partner with Radin, Glass & Co., the Company’s former independent auditors, from 1998 until January 2015 when he joined Janover LLC. As of January 2017, he is a retired Partner and consultant at Janover LLC, a certified public accounting firm.  He is a member of the New York State Society of Certified Public Accountants Editorial Board.  Mr. Radin received a BA degree from Columbia College and a Master’s in Business Administration from New York University.

Mr. Brad Sealfon joined the Board of Directors in November, 2013.  Mr. Sealfon is the son of Mr. Andrew Sealfon, the Company’s Chairman, President and Chief Executive Officer.  From 2011 through December 2015, Mr. Sealfon was employed at the Company in a variety of roles, most recently as the Marketing Director.  Mr. Sealfon continues to consult with the Company on various projects.  Mr. Sealfon is the founder of Stokequest, a traveling and consulting group for fellow adventurers and outdoor enthusiasts.  Mr. Sealfon was also Head of Partnerships for the app WeShelter with a mission to end street homelessness.  Mr. Sealfon also served on the Board of Directors for the Interactive Museum in Orange County, NY.

Mr. Anderson was appointed to the Board of Directors in February, 2016.  Mr. Anderson has been in the medical (device) industry for over 23 years and is currently the Chief Executive Officer for ORTEQ Ltd/CellCoTec Ltd.  Previously, he held the role of Chief Executive Officer for Gentis, Inc. from 2004 through 2014.  He has also served on the board for ACell Inc., (Regenerative Medicine for Woundcare) and Aperion Biologics, (ACL Replacement Technology), as well as served on several advisory committees.  Mr. Anderson received a B.S. in Chemical Engineering from Cornell University and attended University of Minnesota for Graduate Studies in Microbiology.

Mr. Manko was appointed to the Board of Directors on May 13, 2016.  Mr. Manko has been the Senior Principal in Horton Capital Management LLC, the investment manager for the Horton Capital Partners Fund, LP (“Horton Fund”) since 2013.  The Horton Fund is a significant shareholder in the Company.  Mr. Manko has over 20 years of investment experience in the asset management, investment banking, private equity and corporate securities markets.  From 2005 to 2010 Mr. Manko was a Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited, where he was responsible for corporate finance, private equity investments, three public equity funds and the firm’s Special Situations and Event-Driven strategies.  Prior to that Mr. Manko was a Managing Director with Deutsche Bank in London.  He began his investment banking career at Merrill Lynch as a Vice President in Hong Kong and prior to that, Mr. Manko was a corporate finance attorney at Skadden, Arps, Slate, Meagher & Flom.  Mr. Manko has served on the board of several companies in the bio-pharmaceutical industry and has advised numerous companies in the pharmaceutical, biotech and medtech industries.  Mr. Manko earned both his B.A. and Juris Doctor from the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC reports of initial ownership of our common stock and subsequent changes in that ownership and furnish to us copies of all forms they file pursuant to Section 16(a). Based solely on a review of Forms 3, 4, and 5 furnished to us or filed with the SEC in fiscal 2017, we believe all Section 16(a) filing requirements were timely made in the fiscal year ended February 28, 2017, except the following filings were late:  Joseph Manko five Form 4’s; Mark Pastreich one Form 4; Eric Bauer one Form 3.

Code of Ethics

The Company has a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer or Controller. The Code of Ethics is available on the Company’s website at www.rmsmedicalproducts.com/about/code_of_ethics.pdf.  The Company intends to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, if any, on the website at www.rmsmedicalproducts.com within four business days following the date of any amendment or waiver.  A printed copy will be sent, without charge, to any shareholder who requests it by writing to the Chief Financial Officer of Repro Med Systems, Inc., 24 Carpenter Road, Chester, NY  10918.

Audit Committee

The Audit Committee was established by our Board of Directors on May 11, 2016. The Audit Committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The Audit Committee is currently comprised of Messrs. Radin (chair), Pastreich and Dr. Baker. Each member of this committee is “independent” within the meaning of applicable SEC rules and standards of the OTCQX, except Mr. Radin because he was with Radin, Glass & Co., our former independent auditors, until January 2015. The Board of Directors has designated Mr. Radin as the audit committee financial expert, as currently defined under the SEC rules.

The Audit Committee operates under a formal charter adopted by the Board of Directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s website at www.rmsmedicalproducts.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us in the last two completed fiscal years for our “named executive officers”, which are:

•	our Chief Executive Officer;

•

our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at February 28, 2017 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at February 28, 2017.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Andrew I. Sealfon, Chief Executive Officer	2017	$425,000	$—	$—	$—	$(1)	$425,000
	2016	$425,000	$70,125	$—	$—	$—	$495,125
Karen Fisher, Chief Financial Officer (2)	2017	$193,479	$29,138	$—	$—	$—	$222,617
	2016	$184,616	$36,075	$—	$98,432	$—	$319,123
Eric Bauer, Chief Operating Officer (3)	2017	$33,420	$25,000	$—	$122,656	$4,000	$185,076

Dr. Fred Ma, Chief Medical Officer (4)	2017	$275,000	$—	$5,000	$—	$—	$280,000
	2016	$125,000	$—	$—	$—	$—	$125,000
Cyril Narishkin, Former Chief Operating Officer (5)	2017	$140,000	$—	$—	$—	$134,700(6)	$274,700
	2016	$146,550	$—	$—	$—	$3,125(7)	$149,675

__________

(1)	Mr. Sealfon is provided with an automobile that has been paid for in full by the Company.

(2)

Ms. Fisher has an employment agreement with the Company which was entered into on January 15, 2015.  Ms. Fisher’s annual salary is $185,000, plus a minimum performance bonus of 20% of the base annual salary based on metrics of the Company-wide incentive plan, which is based on individual performance and the Company’s adjusted EBITDA target.  Effective March 1, 2016, Ms. Fisher’s annual compensation was increased to $195,000.  The agreement further called for the award of stock or stock options within Ms. Fisher’s first fiscal year of employment.  On November 4, 2015, pursuant to the Company’s 2015 Stock Option Plan, Ms. Fisher was awarded 500,000 incentive stock options which vested on November 3, 2016 and are exercisable for $0.38 per share. The term of employment is on an at-will basis, provided that if Ms. Fisher is terminated without cause she shall receive termination benefits at her then current base salary for a period of six months following termination.

(3)

Mr. Bauer has an employment agreement with the Company which was entered into on January 17, 2017.  Mr. Bauer’s annual base compensation is $275,000, plus he will be eligible to earn an annual bonus in accordance with the Company policy and procedure for granting of a specified executive bonus which is equivalent to 50% of base compensation based on achievement of goals, payable 50% in cash and 50% in stock of the Company.  The agreement further called for the award of a stock option grant of 500,000 incentive stock options that vest quarterly over a four year term and in accordance with the Company’s current stock option plan.  Vesting is automatically accelerated if Mr. Bauer’s employment is terminated by the Company without Cause (as defined in the employment agreement) after two years of employment.  Mr. Bauer received a one-time sign on bonus of $25,000 payable upon hire.  Mr. Bauer will receive up to $35,000 in expense reimbursement to cover costs attributable to relocation to the Chester, NY area.  Mr. Bauer will also receive $2,000 per month to cover the cost of temporary housing for up to twelve (12) months from effective date of his agreement or until Mr. Bauer relocates.  The term of the employment is one year from the effective date, subject to automatic renewals unless 60 days’ notice of non-renewal is provided by the Company or Mr. Bauer.  The Company or Mr. Bauer may terminate Mr. Bauer’s employment at any time upon 60 days’ notice to the other, and the Company may terminate his employment agreement immediately for Cause.  Upon termination of Mr. Bauer’s employment by the Company without Cause, subject to his execution of a customary general release of claims in favor of the Company and its affiliates, Mr. Bauer is entitled to receive an amount equal to (i) if the termination date is less than twelve (12) months after the effective date, six months of the cash portion (but not the stock portion) of his salary; or (ii) if the termination date is at least twelve (12) months after the effective date, twelve (12) months of the cash portion (but not the stock portion) of his salary.

(4)

Dr. Ma was hired as a consultant for the Company from July 2015 through October 2016 and was paid pursuant to his consulting agreement.  During the period from July 2015 through January 2016, he was paid at a monthly rate of $15,000 per month, from February 2016 through July 2016 he was paid $20,000 per month, and from August 2016 through October 2016 he was paid $25,000 per month.  Dr. Ma was also reimbursed for approved out of pocket expenses.  Effective November 1, 2016, the Company entered into an employment agreement with Dr. Ma with an annual base salary of $300,000, plus he will be eligible to earn an annual bonus in accordance with the Company policy and procedure for granting of bonuses to management and executives.  The agreement further called for quarterly equity compensation in the form of shares of common stock of the Company.  The stock will be awarded on the day following the last working day of each quarter.  The number of shares issued each quarter shall be determined by dividing $15,000 by the closing bid price of the Company’s common stock as reported by the OTC Markets Inc. as of the last working day of such quarter (the “Closing Price”).  The quarterly equity compensation set forth in the agreement shall cease on October 31, 2017, and the parties shall negotiate any replacement compensation in good faith.  During the first six months of employment Dr. Ma will also receive up to $1,000 per month to cover the cost of temporary housing and in the case he relocates to within commuting distance of the Company during the twelve (12) month period ending October 31, 2017, up to $50,000 to cover costs attributable to such relocation.  If Dr. Ma’s employment is terminated by the Company other than for cause, Dr. Ma shall be entitled to receive an amount equal to (i) if the termination date is less than twelve (12) months after the effective date, his Base Salary as in effect as of the termination date, paid over time as if he were employed until the date that is twelve (12) months after the effective date; (ii) if the termination date is at least twelve (12) months after the effective date, six (6) months of the cash portion (but not the stock portion) of his base salary in effect as of the termination date, or (iii) if the termination date is at least twenty-four (24) months after the effective date, twelve (12) months of the cash portion (but not the stock portion) of his base salary in effect as of the termination date.

(5)

Mr. Narishkin had been a consultant with the Company since February 2015 and the monthly fees ranged from $8,250 to $16,800 per month depending on the level of support per the consulting agreement.  On October 21, 2015, Cyril Narishkin was appointed to the Board of Directors and Interim Chief Operating Officer of the Company.  Also effective October 21, 2015, we entered into a consulting agreement with Mr. Narishkin, to support our expanded management team and accelerate our growth opportunities under his role of Interim Chief Operating Officer.  The agreement provided for payment of $16,000 per month for eight days per month, of which half was to be paid in cash and half was to be paid in shares of common stock. Effective January 1, 2016, the agreement provided for the same payment of $16,000 per month, of which seventy-five percent was to be paid in cash and twenty-five percent was to be paid in shares of common stock.  On June 24, 2016, Cyril Narishkin executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  In accordance with the agreement, the Company repurchased 96,542 shares of common stock of the Company owned by Mr. Narishkin at an aggregate purchase price of $43,393.

(6)	Of this amount $6,700 represents director fees for fiscal 2017.

(7)	Of this amount $3,125 represents director fees for fiscal 2016.

Officers and directors are reimbursed for travel and other expenses incurred on behalf of the Company. We offer an optional 401(k) savings plan with a company matching component to all full-time employees with 90 days of service.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of February 28, 2017.

2017 FISCAL YEAR OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Karen Fisher	11/4/2015	500,000(1)	—	0.38	11/2/2020
Eric Bauer	1/17/2017	—	500,000(2)	0.41	1/16/2022

__________

(1)

Incentive stock options granted under the 2015 Stock Option Plan. Fully vested and subject to early termination as provided in the option agreements, immediately prior to a change of control of the Company.

(2)

Incentive stock options granted under the 2015 Stock Option Plan. Pursuant to the terms of the stock option agreement, these options vest quarterly over a four year term and in accordance with the 2015 Stock Option Plan.  Vesting is automatically accelerated if Mr. Bauer’s employment is terminated by the Company without Cause (as defined in the employment agreement) after two years of employment.

Director Compensation

The following table provides compensation information for the year ended February 28, 2017 for each non-employee member of our Board of Directors:

2017 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul M. Baker	12,500	12,500	—	25,000
Mark L. Pastreich	12,500	12,500	—	25,000
Brad A. Sealfon (1)	12,500	12,500	7,744	32,744
Arthur J. Radin	12,500	12,500	—	25,000
David W. Anderson	12,500	12,500	—	25,000
Joseph M. Manko, Jr. (2)	9,986	9,986	—	19,972

__________

(1)	Brad Sealfon was employed by the Company as a consultant for a special project.
(2)	The stock awards were issued to Horton Capital Partners Fund L.P.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  We pay no additional remuneration to our employees serving as directors.  All directors, including our employee directors (if any), are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The Board of Directors has not made any changes to director compensation for fiscal 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of May 5, 2017, the number of shares of common stock beneficially owned by each person owning more than 5% of the outstanding shares, by each named executive officer and director, and by all executive officers and directors as a group. Except as otherwise noted, the address of each person is c/o Repro Med Systems, Inc., 24 Carpenter Road, Chester, NY, 10918.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 37,821,198 shares of common stock outstanding at May 5, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, except as indicated by the footnotes below, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 5, 2017, to be outstanding ignoring the withholding of shares of common stock to cover applicable taxes. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. We did not deem outstanding shares of common stock issuable as directors’ fees or pursuant to employment contracts within 60 days after May 5, 2017, as the number of shares is not able to be calculated at this time.  Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Principal Stockholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon^	8,127,250	21%	(1)
Dr. Paul Mark Baker	1,845,923	5%	(2)
Mark Pastreich	423,243	1%	—
Arthur J. Radin	295,743	1%	—
Brad A. Sealfon	115,177	*	—
Joseph M. Manko, Jr	5,857,046	15%	(3)
David W. Anderson	30,177	*	—
Karen Fisher	500,000	1%	—
Eric Bauer	52,083	*	—
Dr. Fred Ma	46,164	*	—
Cyril Narishkin	—	*	—

All Directors and Officers as a Group	17,292,806	44%	(3)

Horton Capital Partners Fund, LP	5,857,046	15%	(3)

Total of all Directors, Officers and 5% stockholders	17,292,806	44%	—

__________

^	Andrew I. Sealfon is deemed a “parent” and a “promoter” of Repro Med Systems, Inc., as those terms are defined under the Securities Act of 1933, as amended.

(1)

Does not include approximately 115,000 shares of common stock owned by Mr. Andrew Sealfon’s wife, 107,824 shares of common stock held by Mr. Sealfon’s son, Brad A. Sealfon, or 85,000 shares of common stock held by Mr. Sealfon’s daughter, Carolyn Sealfon, as to which Mr. Sealfon disclaims beneficial ownership.

(2)	Includes shares owned by Andrea Baker, Dr. Baker’s wife.

(3)

Each of Mr. Manko and Horton Capital Management, LLC, a Delaware limited liability company (“HCM”), may be deemed to beneficially own 5,857,046 shares of common stock, including 4,981,531 shares of common stock held by Horton Capital Partners Fund, LP, a Delaware limited partnership (“HCPF”), and excluding 1,000,000 shares of common stock issuable upon the exercise of the Warrant, dated August 8, 2014, issued to HCPF due to a conversion cap.  Such conversion cap precludes HCPF from exercising the Warrant to the extent that HCPF would, after such exercise, beneficially own (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended) in excess of 9.99% of the shares of common stock of the Company then outstanding.  Pursuant to investment management agreements, HCM maintains investment and voting power with respect to 4,981,531 shares of common stock held by HCPF.  Despite the delegation of investment and voting power to HCM, Horton Capital Partners LLC, a Delaware limited liability company (“HCP”), may be also deemed to be the beneficial owner of 4,981,531 shares of common stock held by HCPF because HCP has the right to acquire investment and voting power through termination of investment management agreements with HCM.  In addition, HCM acts as an investment adviser to certain managed accounts.  Under investment management agreements with managed account clients, HCM has investment and voting power with respect to 875,515 shares of common stock of the Company held in such managed accounts.  HCP is the general partner of HCPF.  Mr. Manko is the managing member of both HCM and HCP.  The address of Mr. Manko, HCM, HCP and HCPF is 1717 Arch Street, 39th Floor, Philadelphia, PA 19103.

Equity Compensation Plan Information

as of February 28, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,345,000	$0.39	2,655,000
Equity compensation plans not approved by security holders (1)	—	—	—
Total	1,345,000	$0.39	2,655,000

__________

(1)

Non-employee directors receive quarterly shares of common stock in an amount equal to $12,500 as determined by the closing bid price of the Company’s common stock as reported by the OTC Markets Inc. on the last day of the quarter (the “Closing Price”).  Pursuant to Dr. Ma’s employment agreement, Dr. Ma receives quarterly shares of common stock in an amount equal to $15,000 as determined by the Closing Price.  The Company has reserved 200,000 shares for issuance to Dr. Ma, of which 10,870 have been issued as of February 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60 System. Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.

To reduce corporate travel expenses, we maintain and operate a corporate aircraft.  Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Andrew Sealfon, the Company’s President and Chief Executive Officer, is a majority shareholder in AMI Aviation. The lease expenses paid were $21,500 in each of the fiscal years 2017 and 2016. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.  We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2011, the Company added Mr. Mark Pastreich as a director.  Mr. Pastreich is a principal in the company that owns the building leased by the Company located at 24 Carpenter Road, Chester, New York 10918. The Company is in year eighteen of a twenty-year lease. No changes have been made to the lease terms as a result of his directorship, and none are anticipated before the end of the lease.  The Company’s current annual lease payment is approximately $132,500 plus 65% of the building’s annual property taxes, amounting to $48,455 for the year ended February 28, 2017.

In affirmatively determining whether a director is “independent”, the Board of Directors uses the definition of independence set forth in the rules of the OTCQX. The Board of Directors, in applying these standards, has affirmatively determined that its current “independent” directors are Messrs. Pastreich, Anderson, Manko and Dr. Baker.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, for professional services rendered for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

Fee Category	Fiscal 2017 Fees	Fiscal 2016 Fees

Audit Fees	$39,000	$39,000

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended February 28, 2017, and February 29, 2016, respectively.

The Board of Directors is responsible for the appointment, compensation, and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees for services shown above were pre-approved by the Board of Directors.  Effective July 2016, the Audit Committee of the Board of Directors is responsible for evaluating and pre-approving the audit scope and the compensation of the independent auditors and any non-audit services to be provided by the independent auditors, including evaluating the effect of such services on the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules are filed in Part II, Item 8 hereof.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation dated December 28, 2016 (previously filed with Form 10-Q for the quarter ended November 30, 2016).

3(ii)	Amended and Restated By-Laws dated October 5, 2016 (previously filed with Form 10-Q for the quarter ended August 31, 2016).

4.1	Securities Purchase Agreement with Horton Capital Partners Fund, L.P. dated August 8, 2014 (previously filed with Form 10-K for the fiscal year ended February 28, 2015 and incorporated by reference).

10.1	Executive Employment Agreement for Karen Fisher, Chief Financial Officer dated January 15, 2015 (previously filed with Form 10-Q for the quarter ended August 31, 2016 and incorporated by reference).

10.2	Executive Employment Agreement for Fred Ma, Chief Medical Officer dated November 1, 2016, filed herewith.

10.3	Executive Employment Agreement for Eric Bauer, Chief Operating Officer dated January 17, 2017, filed herewith.

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended February 28, 2017), furnished in XBRL (eXtensible Business Reporting Language).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2017.

REPRO MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 5, 2017.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, and Chief Executive Officer

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Arthur J. Radin

Arthur J. Radin, Director

/s/ Brad A. Sealfon

Brad A. Sealfon, Director

/s/ David Anderson

David Anderson, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director