Form 10-Q
period 2017-06-30
REPRO MED SYSTEMS INC
filed 2017-08-04
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

February 28

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

As of August 4, 2017, 37,834,871 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of June 30, 2017 (Unaudited) and February 28, 2017	3

	Statements of Operations (Unaudited) for the one month ended March 31, 2017 and 2016, and the three and four months ended June 30, 2017 and 2016.	4

	Statements of Cash Flows (Unaudited) for the four months ended June 30, 2017, and 2016	5

	Notes to Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17-18

ITEM 6.	Exhibits	18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	June 30,
	2017	February 28,
	(Unaudited)	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,982,508	$3,313,265
Certificates of deposit	262,315	262,314
Accounts receivable less allowance for doubtful accounts of $13,046 at June 30, 2017 and $18,046 at February 28, 2017	1,899,622	1,502,030
Inventory	1,267,214	1,353,703
Tax Receivable	—	172,457
Prepaid expenses	229,667	175,955
TOTAL CURRENT ASSETS	6,641,326	6,779,724
Property and equipment, net	901,464	932,092
Patents, net of accumulated amortization of $188,735 and $180,137 at June 30, 2017 and February 28, 2017, respectively	429,974	426,943
Other assets	31,582	31,490
TOTAL ASSETS	$8,004,346	$8,170,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$22,481	$22,481
Accounts payable	279,130	772,428
Accrued expenses	353,997	417,357
Accrued payroll and related taxes	212,083	177,018
Accrued tax liability	1,384	—
TOTAL CURRENT LIABILITIES	869,075	1,389,284
Deferred capital gain – long term	15,002	22,496
Deferred tax liability	95,133	82,422
TOTAL LIABILITIES	$979,210	$1,494,202

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,572,102 and 40,558,429 shares issued, 37,834,871 and 37,821,198 shares outstanding at June 30, 2017 and February 28, 2017, respectively	405,721	405,584
Additional paid-in capital	4,117,845	4,129,726
Retained earnings	2,845,774	2,484,941
	7,369,340	7,020,251
Less: Treasury stock, 2,737,231 shares at June 30, 2017 and February 28, 2017	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	7,025,136	6,676,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,004,346	$8,170,249

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the One Month Ended		For the Three Months Ended		For the Four Months Ended
	March 31		June 30		June 30
	2017	2016	2017	2016	2017	2016

NET SALES	$1,509,619	$1,276,299	$3,829,457	$2,795,894	$5,339,076	$4,072,193
Cost of goods sold	536,823	446,618	1,532,158	1,008,749	2,068,981	1,455,367
Gross Profit	972,796	829,681	2,297,299	1,787,145	3,270,095	2,616,826

OPERATING EXPENSES
Selling, general and administrative	637,707	655,043	2,005,336	2,118,159	2,643,043	2,773,202
Research and development	7,872	14,535	24,840	57,403	32,712	71,938
Depreciation and amortization	25,576	23,536	76,781	73,041	102,357	96,577
Total Operating Expenses	671,155	693,114	2,106,957	2,248,603	2,778,112	2,941,717

Net Operating Profit/(Loss)	301,641	136,567	190,342	(461,458)	491,983	(324,891)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	19,988	36,673	34,671	(24,340)	54,659	12,333
Interest and other income	322	321	421	752	743	1,073
TOTAL OTHER INCOME/(EXPENSE)	20,310	36,994	35,092	(23,588)	55,402	13,406

PROFIT/(LOSS) BEFORE TAXES	321,951	173,561	225,434	(485,046)	547,385	(311,485)

Income Tax (Expense)Benefit	(109,590)	(59,231)	(76,962)	164,834	(186,552)	105,603

NET INCOME/(LOSS)	$212,361	$114,330	$148,472	$(320,212)	$360,833	$(205,882)

NET INCOME/(LOSS) PER SHARE

Basic	$0.01	$—	$—	$(0.01)	$0.01	$(0.01)
Diluted	$0.01	$—	$—	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	37,821,198	37,966,501	37,825,209	37,964,985	37,824,189	37,965,370
Diluted	37,847,628	37,966,501	37,891,306	37,964,985	37,877,694	37,965,370

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Four Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$360,833	$(205,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred compensation cost	—	7,000
Stock based compensation expense	7,615	69,714
Depreciation and amortization	102,357	96,577
Deferred capital gain - building lease	(7,493)	(7,493)
Deferred taxes	12,711	(15,144)
Provision for returns and doubtful accounts	(5,000)	(10,312)
Changes in operating assets and liabilities:
Increase in accounts receivable	(392,592)	(376,551)
Decrease in inventory	86,489	1,575
Decrease/(Increase) in prepaid expense and other assets	118,652	(108,855)
(Decrease)/Increase in accounts payable	(493,297)	186,109
Increase/(Decrease) in accrued payroll and related taxes	35,065	(21,489)
Decrease in accrued expense	(63,360)	(67,383)
Increase/(Decrease) in accrued tax liability	1,384	(92,003)
NET CASH USED IN OPERATING ACTIVITIES	(236,636)	(544,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(63,133)	(74,549)
Payments for patents	(11,628)	(29,085)
NET CASH USED IN INVESTING ACTIVITIES	(74,761)	(103,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for cancelled shares	(19,360)	—
Purchase of treasury stock	—	(1,105)
NET CASH USED IN FINANCING ACTIVITIES	(19,360)	(1,105)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(330,757)	(648,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,313,265	4,201,948
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,982,508	$3,553,072

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$—	$90,000

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$45,000	$24,718

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS”, or “we”) designs, manufactures and markets proprietary medical devices primarily for the ambulatory infusion market and emergency medical applications as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality management systems.  The Company operates as one segment.

FISCAL YEAR END

On March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31. With this fiscal year end change, the Company will report one-time, transitional financial information for the month of March 2017 and the quarter April through June 2017 on Form 10-Q.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2017, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flow for the four months periods ended June 30, 2017, and 2016.

The results of operations for the four months ended June 30, 2017, and 2016 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2017, as filed with the Securities and Exchange Commission on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09—Compensation-Stock Compensation (Topic 718), which provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).    In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  Based upon our initial evaluation, we do not expect the adoption of the standard and related amendments to have a material effect on our financial condition or results of operations.

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

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

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

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provides for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to zero and $7,000 for the four months ended June 30, 2017 and 2016, respectively.

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

On June 24, 2016, Cyril Narishkin executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was zero and $118,000 for the four months ended June 30, 2017 and 2016, respectively. In accordance with the agreement, the Company repurchased 96,542 shares of common stock of the Company owned by Mr. Narishkin at an aggregate purchase price of $43,393.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer. The lease payments were $5,668 and $7,167 for the four months ended June 30, 2017 and June 30, 2016, respectively. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year nineteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.  With a monthly lease amount of $11,042, the lease payments were $44,168 for each of the four months ended June 30, 2017 and June 30, 2016.  The Company also paid property taxes for the four months ended June 30, 2017 and June 30, 2016 in the amount of $16,236 and $15,825, respectively.

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

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2017	February 28, 2017

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	1,048,818	1,022,942
Manufacturing equipment and tooling	1,031,207	1,003,166
	2,305,149	2,251,232
Less: accumulated depreciation	1,403,685	1,319,140
Property and equipment, net	$901,464	$932,092

NOTE 4  LEGAL PROCEEDINGS

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Non-Final Office Action. EMED filed a response that is awaiting consideration by the Examiner. Thus, the ex parte reexamination is ongoing. A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable. Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017. In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid. EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC was filed on June 26, 2017.  The Company is now responding.

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

NOTE 5  STOCKHOLDERS’ EQUITY

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s Outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of June 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  The management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

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

As of June 30, 2017, there were outstanding 1,113,000 options awarded to certain executives, key employees and advisory board members under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the four months ended June 30, 2017 and June 30, 2016 was $0.24 and zero, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the four months ended June 30, 2017 and June 30, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	June 30,
	2017	2016

Dividend yield	0.00%	0.00%
Expected Volatility	59.00-72.2%	59.00%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	4 - 5 Years	5 Years
Risk-free rate	2.17-2.48%	2.17%

The following table summarizes the status of the Plan:

	Four Months Ended June 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,345,000	$0.39	1,060,000	$0.37
Granted	18,000	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	250,000	$0.36	—	$—
Outstanding at June 30	1,113,000	$0.39	1,060,000	$0.37
Options exercisable at June 30,	538,000	$0.38	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(37,385)	—	$50,055

Total stock-based compensation expense, net of estimated forfeitures for stock option awards totaled $(37,385) and $50,055 for the four months ended June 30, 2017 and June 30, 2016, respectively.

The weighted-average grant-date fair value of options granted during the four months ended June 30, 2017 and June 30, 2016, was $4,356 and zero, respectively.  The total intrinsic value of options exercised during the four months ended June 30, 2017 and June 30, 2016, was zero for both periods.

The following table presents information pertaining to options outstanding at June 30, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.41	1,113,000	5 years	$0.39	538,000	$0.38

As of June 30, 2017, there was $113,821 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during the four months ended June 30, 2017 and June 30, 2016, was $9,300 and zero, respectively.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60®, availability of sufficient capital to continue operations,  dependence on key personnel and the outcome of litigation and regulatory investigation. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital if or when needed to develop and market new products, acceptance of and demand for new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals, attracting and maintaining key personnel, succeeding in litigation claims and resolving the FDA Warning Letter that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

On March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31. With this fiscal year end change, the Company is reporting one-time, transitional financial information for the month of  March 2017 and the quarter April through June 2017.

During the four month period ended June 30, 2017, we delivered sales growth both domestically and internationally, ramped up production to keep pace with demand and found ways to lower costs.  The FDA renewed our Certificate to Foreign Government which is used to communicate to foreign governments that the FDA certified that RMS meets good manufacturing practices and quality system regulations.  We received registrations in new countries, launched our new flow controller in Europe and started several clinical trials with drug companies.  Furthermore, we have launched a new marketing campaign, redesigned our packaging and entered the social media world to help extend our brand awareness.  We plan to continue to focus on global sales growth, cost control and new product development.  Additionally, we continue to look for a new facility with more square footage to accommodate our expanding needs.

Our net sales results for the four months ended June 30, 2017 increased 31.1%, versus the same period last year.  Part of the increase was the result of backorders of $0.4 million at February 28, 2017 which were filled during the four months ended June 30, 2017.  Excluding these backorders, net sales grew 21.6% driven by organic growth both domestically and internationally, which included two large pump orders accelerated into this period and a large return of product related to a market withdrawal last year.   Our selling, general and administrative costs were 4.7% lower for the four months ended June 30, 2017 compared with the same period last year. We saw a significant reduction in legal fees related to our litigation and FDA regulatory efforts.  However, we cannot predict whether this trend will continue, nor can we predict the outcome of the litigation or regulatory process.  We also had reductions in sales and marketing driven by reduced recruiting and consulting fees that were incurred last year related to our website redesign, public relations, sales training and lead generation efforts and the timing of spend for current year marketing initiatives.  Offsetting these savings were increased salary and related benefit costs in our regulatory department due to headcount to support our regulatory compliance requirements.

RESULTS OF OPERATIONS

Four Months Ended June 30, 2017 compared to June 30, 2016

Net Sales

The following table summarizes our net sales for the four months ended June 30, 2017 and 2016:

	Four Months Ended June 30,		Change from Prior Year		% of Sales
	2017	2016	$	%	2016	2015
Sales
Domestic	$4,254,605	$3,287,740	$966,865	29.4%	79.7%	80.7%
International	1,084,471	784,453	300,018	38.2%	20.3%	19.3%
Total	$5,339,076	$4,072,193	$1,266,883	31.1%

Total net sales increased $1.3 million or 31.1% for the four months ended June 30, 2017 compared with the same period last year. Part of the increase came from fulfilling backorders of $0.4 million at February 28, 2017.  Excluding these backorders, net sales increased 21.6%.  This growth was driven by both domestic and international sales, resulting from increased organic growth in all product categories.  The launch of a new drug generated increased needle sales as customers built inventory, two large pump orders were accelerated forward into this period and last year included a large return of product related to a market withdrawal.  We continue to concentrate the majority of our efforts in our infusion product lines, specifically towards new applications in both domestic and international markets.  We continue to pursue registrations in new countries, although revenue realization could take up to eighteen months from the initial registration efforts.  We also continue to expand our sales efforts into the antibiotic market.

Gross Profit

Our gross profit for the four months ended June 30, 2017 and 2016 is as follows:

	Four Months Ended June 30,		Change from Prior Year
	2017	2016	$	%
Gross Profit	$3,270,095	$2,616,826	$653,269	25.0%
Stated as a Percentage of Net Sales	61.2%	64.3%

Gross profit increased $0.7 million or 25.0% in the four months ended June 30, 2017, compared to the same period in 2016.  This increase in the quarter was mostly driven by the increase in net revenues of $1.3 million.  Partially offsetting this increase was higher production costs related to scrap during quality inspections as we work to implement a nondestructive testing protocol.  Additionally, we had higher sterilization costs due to more frequent cycles required to meet demand and backlog and increased shipping costs due to the backlog.  We also had higher production salary and related benefits costs from overtime and the addition of a second shift to meet increased demand.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the four months ended June 30, 2017 and 2016 are as follows:

	Four Months Ended June 30,		Change from Prior Year
	2017	2016	$	%
Selling, general and administrative	$2,643,043	$2,773,202	(130,159)	(4.7%	)
Research and development	32,712	71,938	(39,226)	(54.5%	)
	$2,675,755	$2,845,140	(169,385)	(-6.0%	)
Stated as a Percentage of Net Sales	50.1%	69.9%

Selling, general and administrative expenses decreased $0.1 million, or 4.7%, during the four months ended June 30, 2017 compared to the same period last year.   The decrease was the result of a significant reduction in legal fees related to our litigation and regulatory efforts.  However, we cannot predict whether this trend will continue, nor can we predict the outcome of the litigation.  We are making every effort to manage the spend on professional fees while making sure we do whatever is necessary to achieve a positive outcome regarding out litigation and FDA matters.  We also had reductions in sales and marketing driven by reduced recruiting fees, lower consulting fees related to our website redesign last year, timing of spend this year on marketing initiatives and lower salary and related costs due to attrition.  Partially offsetting these savings were increased costs in our regulatory department due to headcount to support our regulatory compliance requirements.

Research and development expense decreased by 54.5%, primarily due to attrition for the period.  We are committed to our research and development activities and are actively searching to replace the open position.  We continue to actively pursue new product development and enhance existing product lines based on demand from the marketplace which includes feedback from sales and marketing at RMS and our distributors, the RMS clinical advisory panel, and our strategic business partners.  We believe that such efforts have been useful in helping us to maintain our competitive position, increase revenue from our existing customer base and expand our market reach. Although our research and development efforts have allowed us to develop the Freedom60, our HIgH-Flo needle sets, and the FreedomEdge® in 2015, there can be no assurance that our research and development will result in additional commercially successful products.

Depreciation and amortization

Depreciation and amortization expense increased by 6.0% up to $102,357 in the four months ended June 30, 2017 compared with $96,577 in the four months ended June 30, 2016 as a result of continued investment in new computer equipment for both administrative support and for production requirements, patent applications and maintenance of existing patents.

Net Income/(Loss)

	Four Months Ended June 30,			Change from Prior Year
	2017	2016		$
Net Income/(Loss)	$360,833	$(205,882)		$566,715
Stated as a Percentage of Net Sales	6.8%	(5.1%	)

Our net income for the four months ended June 30, 2017 was $0.4 million compared to a net loss of $0.2 million for the four months ended June 30, 2016.  This $0.6 million increase was mostly a result of the increase in sales and reduced selling, general and administrative expenses as described above.  Additionally, the Company recognized a $54,659 foreign exchange gain for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.0 million as of June 30, 2017, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, research and development costs, capital expenditures and patent costs.

We believe that as of June 30, 2017, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.  In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as antibiotics, chemotherapeutics, and pain medications.

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

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s Outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of June 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  The management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

Cash Flows

The following table summarizes our cash flows:

	Four Months Ended June 30, 2017	Four Months Ended June 30, 2016
Net cash used in operating activities	$(236,636)	$(544,137)
Net cash used in investing activities	$(74,761)	$(103,634)
Net cash used in financing activities	$(19,360)	$(1,105)

Operating Activities

Net cash used in operating activities of $0.2 million for the four months ended June 30, 2017 was primarily attributable to our increase in accounts receivable of $0.4 million and a decrease in accounts payable of $0.5 million mostly due to the payment of legal fees accrued for at February 28, 2017.  Partially offsetting these items were the net income of $0.4 million, non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets and a decrease in income tax receivable of $0.2 million.

Net cash used in operating activities of $0.6 million for the four months ended June 30, 2016 was primarily attributable to the operating loss of $0.2 million, an increase in accounts receivable of $0.4 million, an increase in prepaid expense of $0.1 million mostly due to an income tax receivable of $0.1 million due to the loss in the period, all partially offset by non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation expense of $69,714 and an increase in accounts payable of $0.2 million mostly due to raw material purchases and legal fees.

Investing Activities

Our net cash used in investing activities of $0.1 million for the four months ended June 30, 2017 and June 30, 2016 was primarily attributable to our continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Financing Activities

Our net cash used in financing activities was $19,360 and $1,105 for the four months ended June 30, 2017 and June 30, 2016, respectively, both the result of the repurchase of shares of the Company’s common stock.

FDA

RMS had an inspection by the FDA in June 2015, which included, among other items, a review of customer complaints, quality controls, quality assurance and documentation. The FDA inspection was then expanded as a consequence of an extensive “trade complaint” filed on behalf of a competitor which resulted in the issuance of an FDA FORM 483.   Eight months later, on February 29, 2016 we received a Warning Letter.  The Company responded and replied numerous times to the Warning Letter from March 18, 2016 on, and underwent a follow up inspection on November 29, 2016.  On December 16, 2016, the FDA issued another FDA FORM 483, to which the Company provided a written response on January 9, 2017 and provided a supplemental response on March 17, 2017 and April 24, 2017.  On April 25, 2017, RMS met with the FDA Center for Devices and Radiological Health (“CDRH”) Compliance team and the New York District Office to discuss the final resolution of Warning Letter closure.  On May 23, 2017, the Compliance Office of CDRH issued a letter to RMS to acknowledge that RMS had successfully addressed all quality and regulatory issues cited in the Warning Letter.  Prior to closing the Warning Letter, the FDA also needs to complete its review of our premarket submission (a pending 510(k)), which was accepted for review on May 17, 2017.  On June 30, 2017, RMS received a written response regarding our  pending 510(k) submission, and RMS is working with the Office for Device Evaluation of CDRH to address those questions in order receive the 510(k) clearance as expeditiously as possible.

On April 19, 2017, the FDA renewed our Certificate to Foreign Government which is used to communicate to foreign governments that the FDA certified that RMS meets good manufacturing practices and quality system regulations.

Although the Company is attempting to meet all of the FDA requirements, we cannot be certain that our actions will be deemed satisfactory by the FDA and this could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09—Compensation-Stock Compensation (Topic 718), which provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).    In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  Based upon our initial evaluation, we do not expect the adoption of the standard and related amendments to have a material effect on our financial condition or results of operations.

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

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX.  The Company issued an aggregate of 44,118 shares of common stock to its non-employee directors during the four month period ended June 30, 2017.

As of June 30, 2017, the Company issued an aggregate of 13,555 shares of common stock to Dr. Fred Ma, its Chief Medical Officer, under the terms of his employment agreement.

The following table provides information regarding repurchases by the Company of its common stock during the three month period ended June 30, 2017:

Issuer Purchases of Common Stock

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased
Period (1)	Purchased (2)	Per Share	Plan (3)	Under the Plan (3)
March 1, 2017 – March 31, 2017	—	—	—	1,603,394
April 1, 2017 – April 30, 2017	—	—	—	1,603,394
May 1, 2017 – May 31, 2017	44,000	$0.44	—	1,603,394
June 1, 2017 – June 30, 2017	—	—	—	1,603,394
Total	44,000	$0.44	—

__________

(1)	Monthly information is presented by reference to the Company’s fiscal months for the four months ended June 30, 2017.

(2)	In May 2017, the Company repurchased 44,000 shares of the Company’s common stock owned by two terminated employees at an aggregate purchase price of $19,360.

(3)

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s Outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases. As of June 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  The management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.  There is no expiration date to the program.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of June 30, 2017, there were outstanding 1.1 million options awarded to certain executives, key employees and advisory board members under the Plan.

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

REPRO MED SYSTEMS, INC.

August 4, 2017	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

August 4, 2017	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer