Form 10-Q
period 2017-09-30
REPRO MED SYSTEMS INC
filed 2017-11-03
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 3, 2017, 37,930,620 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2017 (Unaudited) and February 28, 2017	3

	Statements of Operations (Unaudited) for the three and seven months ended September 30, 2017 and 2016	4

	Statements of Cash Flows (Unaudited) for the seven months ended September 30, 2017 and 2016	5

	Notes to Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18-19

ITEM 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	September 30,	February 28,
	2017	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,661,707	$3,313,265
Certificates of deposit	262,314	262,314
Accounts receivable less allowance for doubtful accounts of $77,067 at September 30, 2017 and $18,046 at February 28, 2017	1,481,410	1,502,030
Inventory	1,586,568	1,353,703
Tax Receivable	—	172,457
Prepaid expenses	225,088	175,955
TOTAL CURRENT ASSETS	7,217,087	6,779,724
Property and equipment, net	902,075	932,092
Patents, net of accumulated amortization of $195,354 and $180,137 at September 30, 2017 and February 28, 2017, respectively	440,565	426,943
Other assets	31,583	31,490
TOTAL ASSETS	$8,591,310	$8,170,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$22,481	$22,481
Accounts payable	362,878	772,428
Accrued expenses	502,249	417,357
Accrued payroll and related taxes	123,716	177,018
Accrued tax liability	142,883	—
TOTAL CURRENT LIABILITIES	1,154,207	1,389,284
Deferred capital gain – long term	9,382	22,496
Deferred tax liability	91,039	82,422
TOTAL LIABILITIES	1,254,628	1,494,202

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,667,851 and 40,558,429 shares issued, 37,930,620 and 37,821,198 shares outstanding at September 30, 2017 and February 28, 2017, respectively	406,679	405,584
Additional paid-in capital	4,162,679	4,129,726
Retained earnings	3,111,528	2,484,941
	7,680,886	7,020,251
Less: Treasury stock, 2,737,231 shares at September 30, 2017 and February 28, 2017	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	7,336,682	6,676,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,591,310	$8,170,249

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Seven Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$3,849,338	$3,221,502	$9,188,414	$7,293,695
Cost of goods sold	1,470,680	1,188,558	3,539,662	2,643,925
Gross Profit	2,378,658	2,032,944	5,648,752	4,649,770

OPERATING EXPENSES
Selling, general and administrative	1,893,911	2,114,407	4,536,954	4,887,608
Research and development	14,852	75,198	47,564	147,136
Depreciation and amortization	77,517	70,935	179,874	167,513
Total Operating Expenses	1,986,280	2,260,540	4,764,392	5,202,257

Net Operating Profit/(Loss)	392,378	(227,596)	884,360	(552,487)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	10,419	(4,096)	65,079	8,237
Interest and other income	361	262	1,104	1,336
TOTAL OTHER INCOME/(EXPENSE)	10,780	(3,834)	66,183	9,573

PROFIT/(LOSS) BEFORE TAXES	403,158	(231,430)	950,543	(542,914)

Income Tax (Expense)Benefit	(137,404)	78,217	(323,956)	183,819

NET INCOME/(LOSS)	$265,754	$(153,213)	$626,587	$(359,095)

NET INCOME/(LOSS) PER SHARE

Basic	$0.01	$—	$0.02	$(0.01)
Diluted	$0.01	$—	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	37,898,357	37,779,427	37,856,074	37,885,432
Diluted	38,056,604	37,779,427	38,014,321	37,885,432

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Seven Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$626,587	$(359,095)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Amortization of deferred compensation cost	—	14,000
Stock based compensation expense	53,407	126,006
Depreciation and amortization	179,874	167,513
Deferred capital gain - building lease	(13,113)	(13,113)
Deferred taxes	8,617	(30,288)
Provision for returns and doubtful accounts	58,941	(14,102)
Changes in operating assets and liabilities:
Increase in accounts receivable	(38,321)	(293,821)
Increase in inventory	(232,865)	(71,011)
Decrease/(Increase) in prepaid expense and other assets	123,231	(78,602)
(Decrease)/Increase in accounts payable	(409,550)	357,384
Decrease in accrued payroll and related taxes	(53,302)	(31,204)
Increase in accrued expense	84,892	168,732
Increase/(Decrease) in accrued tax liability	142,883	(155,075)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	531,281	(212,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(134,640)	(123,689)
Payments for patents	(28,839)	(106,355)
NET CASH USED IN INVESTING ACTIVITIES	(163,479)	(230,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for cancelled shares	(19,360)	—
Purchase of treasury stock	—	(120,577)
NET CASH USED IN FINANCING ACTIVITIES	(19,360)	(120,577)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	348,442	(563,297)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,313,265	4,201,949
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,661,707	$3,638,652

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$78,750	$43,468

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2017, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flow for the three and seven month periods ended September 30, 2017, and 2016.

The results of operations for the three and seven months ended September 30, 2017, and 2016 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended February 28, 2017, as filed with the Securities and Exchange Commission on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09—Compensation-Stock Compensation (Topic 718), which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our financial statements, disclosure requirements and methods of adoption.

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

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM60® Syringe Infusion System. Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization amounted to zero and $7,000 for the three months ended September 30, 2017 and 2016, respectively, and zero and $14,000 for the seven months ended September 30, 2017 and 2016, respectively.

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

On June 24, 2016, Cyril Narishkin executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was zero and $48,000 for the three months ended September 30, 2017 and 2016, respectively and zero and $166,000 for the seven months ended September 30, 2017 and 2016, respectively.  In accordance with the agreement, the Company repurchased 96,542 shares of common stock of the Company owned by Mr. Narishkin at an aggregate purchase price of $43,393 in July 2016.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer. The lease payments were $3,876 and $5,375 for the three months ended September 30, 2017 and 2016, respectively and $9,544 and $12,542 for the seven months ended September 30, 2017 and 2016, respectively.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year nineteen of a twenty-year lease. There have been no changes to lease terms since his directorship and none are expected through the life of the current lease.  With a monthly lease amount of $11,042, the lease payments were $33,126 for each of the three months ended September 30, 2017 and 2016 and $77,294 for each of the seven months ended September 30, 2017 and 2016.  The Company also paid property taxes for the three months ended September 30, 2017 and 2016 in the amount of $12,862 and $12,334, respectively, and $29,098 and $28,159 for the seven months ended September 30, 2017 and 2016, respectively.

We are currently negotiating a lease extension at our current facility as we continue to assess what our strategy for future expansion and growth requirements will be.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2017	February 28, 2017

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	1,054,971	1,022,942
Manufacturing equipment and tooling	1,074,157	1,003,166
	2,354,252	2,251,232
Less: accumulated depreciation	(1,452,177)	(1,319,140)
Property and equipment, net	$902,075	$932,092

NOTE 4  LEGAL PROCEEDINGS

Lawyers representing EMED Technologies Corp. (“EMED”) sent RMS a letter dated, May 1, 2013, which alleged that the RMS High-Flo Butterfly design infringed a patent controlled by EMED.  RMS disputed this claim and believes that our design did not infringe and that the EMED patent itself was not valid.  Under advice of counsel, on September 20, 2013, the Company commenced in the United States District Court for the Eastern District of California a Declaratory Judgment action against competitor, EMED to establish the invalidity of one of EMED’s patents and non-infringement of the Company’s needle sets. EMED answered the complaint and asserted patent infringement and unfair business practice counterclaims. The Company responded by asserting its own unfair business practice claims against EMED. Both parties have requested injunctive relief and monetary damages. Discovery is ongoing.

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

On March 24, 2016, EMED filed a Motion seeking a second Preliminary Injunction prohibiting RMS from selling three of its products in California.  The Company opposed that Motion on April 19, 2016.  The Order denying this second Preliminary Injunction was issued June 6, 2017.

On August 22, 2017, the Company filed a Motion seeking a Preliminary Injunction prohibiting EMED from making false statements and claims regarding the products of both companies.  EMED filed a Response and Objections to Company’s motion on September 21, 2017, and Company filed a subsequent Reply on September 28, 2017.  The Court issued a Minute Order on September 22, 2017 vacating a hearing set for October 5, 2017, and stating that if the Court determines oral hearings to be required, the parties will be notified.  Presently, the parties are awaiting further action by the Court.

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Final Office Action dated July 19, 2017.  EMED filed a response to this Final Office Action on September 15, 2017 that is awaiting consideration by the Examiner.  Thus, the ex parte reexamination is ongoing.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017.  In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid.  EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC was filed on June 26, 2017.  The Company’s response brief was filed on August 3, 2017.  EMED filed a reply brief on August 17, 2017.  Presently, the parties are awaiting further action by the CAFC.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty. We believe that it is likely both patents will be determined invalid, however, if any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 5  STOCKHOLDERS’ EQUITY

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of September 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45.  The management of the Company has decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

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

On June 29, 2016, the Board of Directors approved the amendment to the Plan increasing the total number of shares of Common Stock to be subject to awards granted under the Plan to 4,000,000 shares.  On September 6, 2016, at the Annual Shareholder Meeting, the Company’s shareholders approved the Plan as amended.

As of September 30, 2017, there were outstanding 1,163,000 options awarded to certain executives, key employees and advisory board members under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the seven months ended September 30, 2017 and September 30, 2016 was $0.26 and zero, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the seven months ended September 30, 2017 and September 30, 2016. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

September 30,
	2017	2016

Dividend yield	0.00%	—
Expected Volatility	70.1-72.2%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	—
Risk-free rate	2.30-2.36%	—

The following table summarizes the status of the Plan:

	Seven Months Ended September 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,345,000	$0.39	1,060,000	$0.37
Granted	68,000	$0.44	—	$—
Exercised	—	$—	—	$—
Forfeited	250,000	$0.36	155,000	$0.36
Outstanding at September 30	1,163,000	$0.40	905,000	$0.37
Options exercisable at September 30,	573,000	$0.38	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(25,343)	—	$86,876

Total stock-based compensation expense, net of estimated forfeitures for stock option awards totaled $(25,343) and $86,876 for the seven months ended September 30, 2017 and September 30, 2016, respectively.

The weighted-average grant-date fair value of options granted during the seven months ended September 30, 2017 and September 30, 2016, was $17,961 and zero, respectively.  The total intrinsic value of options exercised during the seven months ended September 30, 2017 and September 30, 2016, was zero for both periods.

The following table presents information pertaining to options outstanding at September 30, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.46	1,163,000	5 years	$0.40	573,000	$0.38

As of September 30, 2017, there was $115,384 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during the seven months ended September 30, 2017 and September 30, 2016, was $17,873 and zero, respectively.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, limited liquidity, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital to continue operations,  dependence on key personnel and the outcome of litigation and regulatory investigation. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These statements involve risks and uncertainties with respect to the ability to raise capital if or when needed to develop and market new products, acceptance of and demand for new and existing products, ability to penetrate new markets, our success in enforcing and obtaining patents, obtaining required Government approvals, attracting and maintaining key personnel and succeeding in litigation claims that could cause the actual results to differ materially. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

On March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31.

During the three months ended September 30, 2017, our total net sales were up 19.5% compared with the same period last year, with the majority of the increase coming from higher volume from our domestic customers.  Our gross margin percentage, 61.8%, was not as high as the same period last year, 63.1%, mostly due to higher production costs related to scrap during quality inspections as we continue to work to implement a nondestructive testing protocol, which we expect to have implemented before the end of the calendar year.  Our selling, general and administrative costs were 10.4% lower for the three months ended September 30, 2017 compared with the same period last year mostly due to a significant reduction in legal fees for the quarter related to our litigation and regulatory efforts.

Our net sales for the seven months ended September 30, 2017 increased 26.0%, versus the same period last year.  Part of the increase was the result of backorders of $0.4 million at February 28, 2017 which were filled during the three month period ended June 30, 2017.  Excluding these backorders, net sales grew 18.0% driven by growth both domestically and internationally, which included a larger pump order from a national customer in the period and a large return of product related to a market withdrawal last year.  Our selling, general and administrative costs were 7.2% lower for the seven months ended September 30, 2017 compared with the same period last year. We saw a significant reduction in legal fees related to our litigation and regulatory efforts.  However, we cannot predict whether this trend will continue, nor can we predict the outcome of the litigation or regulatory process.  We also had reductions in sales and marketing spend driven by reduced consulting fees that were incurred last year related to our website redesign, public relations, sales training and lead generation efforts and the timing of spend for current year marketing initiatives.  Offsetting these savings were increased salary and related benefit costs in our regulatory department due to headcount to support our regulatory compliance requirements and the addition of our Chief Operating Officer.

We continue to expand internationally, generating our first sales in Asia and Africa in the 2017 quarter.  The FDA issued a new 510(k) clearance for our Integrated Catch-Up Freedom Syringe Driver System, the first ever fully integrated 510(k) cleared system by the FDA, confirming the science behind the performance of using the dedicated RMS system.  It is also the only mechanical infusion system cleared for both subcutaneous drugs (SCIg) and intravenous (antibiotics), clearing the path for customers to invest in one system to meet all their needs.  The FDA renewed our Certificate to Foreign Government which is used to communicate to foreign governments that the FDA certified that RMS meets good manufacturing practices and quality system regulations.  We received registrations in new countries, launched our new flow controller in Europe and started several clinical trials with drug companies. Furthermore, we have launched a new marketing campaign, redesigned our packaging and entered the social media world to help extend our brand awareness.  We plan to continue to focus on global sales growth, cost control and new product development.  We have requested an extension on the lease for our facility as we continue to assess what our strategy for future expansion and growth requirements will be.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to September 30, 2016

Net Sales

The following table summarizes our net sales for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change from Prior Year		% of Sales
	2017	2016	$	%	2017	2016
Sales
Domestic	$3,209,345	$2,597,905	$611,440	23.5%	83.4%	80.6%
International	639,993	623,597	16,396	2.6%	16.6%	19.4%
Total	$3,849,338	$3,221,502	$627,836	19.5%

Total net sales increased $0.6 million or 19.5% for the three months ended September 30, 2017 compared with the same period last year. This growth was driven mostly by increased volume from domestic sales.  We continue to concentrate the majority of our efforts in our infusion product lines, specifically towards new applications in both domestic and international markets.  During the quarter we generated our first sales in Asia and Africa, and we continue to pursue registrations in new countries.  We also continue to expand our sales efforts into the antibiotic market.

Gross Profit

Our gross profit for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2017	2016	$	%
Gross Profit	$2,378,658	$2,032,944	$345,714	17.0%
Stated as a Percentage of Net Sales	61.8%	63.1%

Gross profit increased $0.3 million or 17.0% in the three months ended September 30, 2017, compared to the same period in 2016. This increase in the quarter was mostly driven by the increase in net sales of $0.6 million.  Partially offsetting this increase were higher production costs related to scrap during quality inspections as we work to implement a nondestructive testing protocol, which we expect to have implemented before the end of the calendar year.  Additionally, we still incurred slightly higher payroll costs as we built up inventory.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2017	2016	$	%
Selling, general and administrative	$1,893,911	$2,114,407	$(220,496)	(10.4)
Research and development	14,852	75,198	(60,346)	(80.2)
	$1,908,763	$2,189,605	$(280,842)	(12.8)
Stated as a Percentage of Net Sales	49.6%	68.0%

Selling, general and administrative expenses decreased $0.2 million, or 10.4%, during the three months ended September 30, 2017 compared to the same period last year.  The decrease was the result of a significant reduction in legal fees of $0.3 million related to our litigation and regulatory efforts.  We cannot predict whether this trend will continue, nor can we predict the outcome of the litigation.  We also had reduced expenses in sales and marketing of $0.1 million mostly due to lower salary and related costs due to attrition in Europe, lower overall marketing spend due to timing, all partially offset by recruiting fees in Europe.  Further offsetting the savings were increased costs of $0.1 million in our regulatory department due to headcount to support our regulatory compliance requirements and the addition of our Chief Operating Officer, as well as an increase in bad debt expense of $65,000 related to an international customer.  Research and development expense decreased 80.2% due to attrition.  We are committed to our research and development activities and are actively searching to replace the open positions.

Depreciation and amortization

Depreciation and amortization expense increased by 9.3% up to $77,517 in the three months ended September 30, 2017 compared with $70,935 in the three months ended September 30, 2016 as a result of continued investment in computer equipment, testing equipment, patent applications and maintenance of existing patents.

Net Income/(Loss)

	Three Months Ended September 30,			Change from Prior Year
	2017	2016		$
Net Income/(Loss)	$265,754	$(153,213)		$418,967
Stated as a Percentage of Net Sales	6.9%	(4.8%	)

Our net income for the three months ended September 30, 2017 was $0.3 million compared to a net loss of $0.2 million for the three months ended September 30, 2016.  This $0.4 million change was mostly a result of the increase in net sales and the reduced selling, general and administrative expenses as described above.  Additionally, the Company recognized a $10,419 foreign exchange gain for the period.

Seven months ended September 30, 2017 compared to September 30, 2016

Net Sales

The following table summarizes our net sales for the seven months ended September 30, 2017 and 2016:

	Seven Months Ended September 30,		Change from Prior Year		% of Sales
	2017	2016	$	%	2017	2016
Sales
Domestic	$7,463,949	$5,885,669	$1,578,280	26.8%	81.2%	80.7%
International	1,724,465	1,408,026	316,439	22.5%	18.8%	19.3%
Total	$9,188,414	$7,293,695	$1,894,719	26.0%

Total net sales increased $1.9 million or 26.0% for the seven months ended September 30, 2017 compared with the same period last year and was driven by both domestic and international sales.  Part of the increase was the result of backorders of $0.4 million at February 28, 2017 which were filled during the three month period ended June 30, 2017.  Excluding these backorders, net sales grew 18.0%.  The launch of a new drug generated increased needle sales as customers built inventory, a larger pump order was received from a national customer in the period and last year included a large return of product related to a market withdrawal.  We continue to concentrate the majority of our efforts in our infusion product lines, specifically towards new applications in both domestic and international markets.  We generated our first sales in Asia and Africa during the period, and we continue to pursue registrations in new countries.  We also continue to expand our sales efforts into the antibiotic market.

Gross Profit

Our gross profit for the seven months ended September 30, 2017 and 2016 is as follows:

	Seven Months Ended September 30,		Change from Prior Year
	2017	2016	$	%
Gross Profit	$5,648,752	$4,649,770	$998,982	21.5%
Stated as a Percentage of Net Sales	61.5%	63.8%

Gross profit increased $1.0 million or 21.5% in the seven months ended September 30, 2017, compared to the same period in 2016. This increase was driven by the increase in net sales of $1.9 million.  Partially offsetting this increase were higher production costs related to scrap during quality inspections as we work to implement a nondestructive testing protocol, higher sterilization costs due to more frequent cycles required to meet demand and backlog and increased shipping costs due to a backlog. We also had higher production salary and related benefits costs from overtime and the addition of a second shift to meet increased demand.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the seven months ended September 30, 2017 and 2016 are as follows:

	Seven Months Ended September 30,		Change from Prior Year
	2017	2016	$	%
Selling, general and administrative	$4,536,954	$4,887,608	$(350,654)	(7.2%	)
Research and development	47,564	147,136	(99,572)	(67.7%	)
	$4,584,518	$5,034,744	$(450,226)	(8.9%	)
Stated as a Percentage of Net Sales	49.9%	69.0%

Selling, general and administrative expenses decreased $0.4 million, or 7.2%, during the seven months ended September 30, 2017 compared to the same period last year.  The decrease was the result of a significant reduction in legal fees of $0.6 million related to our litigation and regulatory efforts.  We cannot predict whether this trend will continue, nor can we predict the outcome of the litigation.  We also had reductions in sales and marketing spend of $0.2 million driven by lower consulting fees related to our website redesign last year, timing of spend this year on marketing initiatives and tradeshows and lower salary and related costs due to attrition in Europe.  Partially offsetting these savings were increased costs in our regulatory department due to headcount to support our regulatory compliance requirements and the addition of our Chief Operating Officer, totaling $0.4 million, as well as an increase in bad debt expense of $65,000, related to an international customer.  Research and development expense decreased by $0.1 million, or 67.7%, primarily due to attrition for the period.  We are committed to our research and development activities and are actively searching to replace the open positions.

Depreciation and amortization

Depreciation and amortization expense increased by 7.4% up to $179,874 in the seven months ended September 30, 2017 compared with $167,513 in the seven months ended September 30, 2016 as a result of continued investment in computer equipment, testing equipment, patent applications and maintenance of existing patents.

Net Income/(Loss)

	Seven Months Ended September 30,			Change from Prior Year
	2017	2016		$
Net Income/(Loss)	$626,587	$(359,095)		$985,682
Stated as a Percentage of Net Sales	6.8%	(4.9%	)

Our net income for the seven months ended September 30, 2017 was $0.6 million compared to a net loss of $0.4 million for the seven months ended September 30, 2016..  This $1.0 million change was mostly a result of the increase in net sales and the reduced selling, general and administrative expenses as described above.  Additionally, the Company recognized $65,079 in foreign exchange gain for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.7 million as of September 30, 2017, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, capital expenditures and patent costs.

We believe that as of September 30, 2017, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.  In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as antibiotics, chemotherapeutics, and pain medications.

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

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of September 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45.  The management of the Company has decided to discontinue repurchasing its outstanding Common Stock for an undetermined period of time to utilize cash for capital investments needed to expand the business.

Cash Flows

The following table summarizes our cash flows:

	Seven Months Ended September 30, 2017	Seven Months Ended September 30, 2016
Net cash provided by/(used in) operating activities	$531,281	$(212,676)
Net cash used in investing activities	$(163,479)	$(230,044)
Net cash used in financing activities	$(19,360)	$(120,577)

Operating Activities

Net cash provided by operating activities of $0.5 million for the seven months ended September 30, 2017 was primarily attributable to net income of $0.6 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, a decrease in tax receivable of $0.1 million, and an increase in tax liability of $0.1 million.  Offsetting these were an increase in inventory of $0.2 million as we built up finished goods inventory after our backorder position at February 28, 2017 and the reduction of accounts payable of $0.4 million which was the result of the payment of legal fees accrued at February 28, 2017.

Net cash used in operating activities of $0.2 million for the seven months ended September 30, 2016 was primarily attributable to the operating loss of $0.4 million, an increase in accounts receivable of $0.3 million, an increase in prepaid expense of $0.1 million mostly due to an income tax receivable of $0.1 million due to the loss in the period and the decrease in tax liability of $0.2 million.  Partially offsetting these were non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation expense of $0.1 million and an increase in accounts payable of $0.4 million mostly due to raw material purchases and legal fees.

Investing Activities

Our net cash used in investing activities of $0.2 million for the seven months ended September 30, 2017 and September 30, 2016 was primarily attributable to our continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Financing Activities

Our net cash used in financing activities was $19,360 and $120,577 for the seven months ended September 30, 2017 and September 30, 2016, respectively, and were a result of the repurchase of shares of the Company’s common stock.

FDA

RMS had an inspection by the FDA in June 2015, which included, among other items, a review of customer complaints, quality controls, quality assurance and documentation. The FDA inspection was then expanded as a consequence of an extensive “trade complaint” filed on behalf of a competitor which resulted in the issuance of an FDA FORM 483.  Eight months later, on February 29, 2016 we received a Warning Letter.  Since that time the Company has successfully addressed all quality and regulatory issues cited in the Warning Letter and the FDA FORM 483.  On October 2, 2017, the FDA conducted another inspection as a last step in closing the Warning Letter.  We anticipate the Warning Letter to be closed in the near future.

On April 19, 2017, the FDA renewed our Certificate to Foreign Government which is used to communicate to foreign governments that the FDA confirmed and certified that RMS meets U.S. FDA good manufacturing practices and quality system regulations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09—Compensation-Stock Compensation (Topic 718), which provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our financial statements, disclosure requirements and methods of adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX.  The Company issued 53,196 and 97,314 shares of common stock to its non-employee directors during the three and seven month period ended September 30, 2017, respectively.

The Company issued 42,553 and 56,108 shares of common stock to Dr. Fred Ma, its Chief Medical Officer, under the terms of his employment agreement, during the three and seven month period ended September 30, 2017, respectively.

On September 30, 2015, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases. As of September 30, 2017, the Company had repurchased 396,606 shares at an average price of $0.45.  There were no repurchases of common stock by the Company during the quarter ended September 30, 2017.  The management of the Company has decided to discontinue repurchasing its outstanding Common Stock for an undetermined period of time to utilize cash for capital investments needed to expand the business.  There is no expiration date to the repurchase plan.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of September 30, 2017, there were outstanding 1.2 million options awarded to certain executives, key employees and advisory board members under the Plan.

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

REPRO MED SYSTEMS, INC.

November 3, 2017	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

November 3, 2017	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer