Form 10-KT
period 2017-12-31
REPRO MED SYSTEMS INC
filed 2018-03-05
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From March 1, 2017 to December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter), is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of June 30, 2017, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $9,368,992.

The number of issued and outstanding shares of the registrant’s common stock, $0.01 par value was 38,021,298 at March 5, 2018, which excludes 2,737,231 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business plans and prospects and our future operating results. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business prospects and operations and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements and related notes, as well as the following: change in United States Food and Drug Administration (“FDA”) regulations; introduction of competitive products; availability of sufficient capital to continue operations; availability of insurance reimbursement, change in government regulation of the home health care industry; success of our research and development efforts; ability to raise capital if or when needed to develop and market new products; acceptance of and demand for new and existing products; expanded market acceptance of the FREEDOM System; ability to obtain required governmental approvals; success in enforcing and obtaining patents; continued performance by principal suppliers; customer preference to work through distributors; continued service of key personnel and attracting and maintaining new personnel; and the costs, duration and ultimate outcome of litigation.

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

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC. d/b/a RMS Medical Products (“REPRO MED,” “RMS Medical Products,” “RMS”, the “Company” or “we”), designs, manufactures and markets proprietary and innovative portable medical devices and supplies, primarily for the ambulatory infusion market and emergency medical applications, in compliance with the FDA quality and regulatory system and international standards for quality system management. The Company’s development and marketing focus is primarily concentrated on (i) its mechanical infusion products, the FREEDOM Infusion Systems (as used with one or more accessories, the “FREEDOM System”) which include the ™FREEDOM60® Syringe Driver (“FREEDOM60”), the FreedomEdge® Syringe Driver (“FreedomEdge”), HIgH-Flo Subcutaneous Safety Needle Sets™, RMS Precision Flow Rate Tubing™and RMS Precision Flow Rate Controller, and (ii) its medical suction product, RES-Q-VAC® Portable Medical Suction System (“RES-Q-VAC”). The Company was incorporated in the State of New York in March 1980.

OUR MISSION

The RMS mission is “to improve the Quality of Life of patients around the world through the design, development and delivery of the highest quality innovative therapeutic solutions”.  Our mission statement clarifies what we do, for whom we do it and how we do it, allowing employees and customers to understand in a short statement what RMS is all about.  Everything we do is motivated by improving the patient’s quality of life.  From decisions about future products, to investments in quality, to the design of training programs, we encourage every employee to ask the question “How will this help the patient?”  Thousands of RMS patients have been safely using the FREEDOM System for more than 10 years with their life saving therapy to improve the quality of their lives.

RMS’ easy-to-use, lightweight and portable FREEDOM System allows the patient to continue with his daily activities while receiving his infusion therapy.  The patient experiences virtually no site reactions when using the innovative FREEDOM System with dynamic equilibrium (“DynEq™”), RMS Precision Flow Rate Tubing and HIgH-Flo Subcutaneous Safety Needle Sets.  We believe the FREEDOM System is the only system designed specifically to prevent adverse site reactions which improves patient compliance, resulting in healthier patients and lower overall health care costs.

Consistent with our mission, RMS relies on proven scientific principles to innovate and develop the highest quality therapeutic solutions through a culture of continuous improvement.

OUR PRODUCTS

FREEDOM SYSTEM

The FREEDOM System comprises the FREEDOM60 or the FreedomEdge (a smaller version of the FREEDOM60) combined with HigH-Flo Subcutaneous Safety Needle Sets and RMS Precision Flow Rate Tubing. The FREEDOM System is an easy-to-use, lightweight mechanical infusion system which comprises a FREEDOM60 syringe driver using a 60 ml syringe or the FreedomEdge syringe driver using a 20 ml or 30 ml syringe, both are completely portable and maintenance free, with no batteries or electrical connection required.  The FREEDOM System offers increased safety, greater reliability and an overall higher quality infusion than electrical pumps and other competitor products.  For the infusion professional, the FREEDOM System with RMS accessories delivers accurate infusion rates and class-leading flow performance.  For the home infusion provider, the FREEDOM System is a cost-effective alternative to replace electronic systems.

The FREEDOM System is unique, operating in dynamic equilibrium (DynEq), which means the system operates at a safe, low pressure that maintains a balance between what a patient’s subcutaneous tissues are able to absorb and what the system delivers.  This balance is created by a safe, limited and controlled pressure, which adjusts the flow rate automatically to the patient’s needs providing a reliable, faster and more comfortable administration with fewer side effects for those patients than with electronic devices.  It is also environmentally friendly, since it does not require batteries or electricity to operate.

The FDA issued a new 510(k) clearance for the RMS “Integrated Catch-Up Freedom Syringe Driver Infusion System” (which we refer to as the “FREEDOM System”) effective August 31, 2017, which includes the RMS Precision Flow Tubing sets, and our patient preferred HIgH-Flo Subcutaneous Safety Needle Sets.  The FREEDOM System is the first and only fully integrated mechanical system cleared by the FDA for a wide range of flow rates and medications for subcutaneous and intravenous indications, including specific clearance for Cuvitru® and Hyzentra®, and for antibiotics.  The FDA clearance includes the following Caution Statement, “In order to achieve specific and repeatable flow rate performance with the FREEDOM Syringe Infusion Systems’ unique constant force mechanism, use only Freedom System accessories manufactured by RMS Medical Products …” and “For use with subcutaneous immune globulin products, use only RMS flow control devices and HIgH-Flo Subcutaneous Safety Needle Sets, as use of generic products may result in unknown flow rates and additional site complications such as pain, swelling and redness.”

Ambulatory infusion systems are most prevalent in the outpatient and home care market, although RMS believes there is potential in the hospital setting as well.  Applications for the FREEDOM System have been expanded to a wide spectrum of clinical applications by the medical and nursing communities due to its unique constant pressure design, fluid dynamics functionality and safety profile.  The use of the FREEDOM System for treatment of primary immune deficiencies through subcutaneous immune globulin (“SCIg”) administration has continued to increase over the past several years and remains the leading system in the U.S. for these infusions.  For patients with Primary Immunodeficiency, Multifocal Motor Neuropathy, Idiopathic Thrombocytopenic Purpura and Chronic Inflammatory Demyelinating Polyneuropathy, the FREEDOM System has vastly improved quality of life with much fewer unpleasant side effects than electronic devices. There is evidence that indications for SCIg therapy will continue to expand to other disease states. RMS believes the FREEDOM System is an ideal system for SCIg administration because:

•	the patient is able to self-administer in any location
•	the pump is easily configured for this application
•	it is the best value infusion system available in a heavily cost constrained market
•	it has demonstrated ultimate effectiveness and an impeccable safety profile
•	the system prevents the negative side effects caused by other systems

HIgH-Flo Subcutaneous Safety Needle Sets are a critical element of the FREEDOM System, are available in 26 gauge and 24 gauge sizes, and feature unique design elements specific to subcutaneous self-administration, including a 5-bevel back-cut needle designed for more comfort and less tissue damage and flexible wings to minimize patient discomfort. This unique design prevents adverse side effects caused by conventional needles.  In addition, the HIgH-Flo Subcutaneous Safety Needle Sets design permits drug flows which are the same or faster than those achieved with larger gauge needles, a critical success factor for very viscous Immunoglobulin G (“IgG”) therapies.  RMS’s proprietary fluid dynamics engineering, compatible with the FREEDOM System supports the sensitivity of the system’s dynamic equilibrium, providing a better overall patient experience.

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

In October 2016, RMS expanded its FREEDOM System outside the U.S. to include the RMS Precision Flow Rate Controller (the “Controller”) after being granted a CE Mark, a mandatory conformity marking for products sold within the European Economic Area. It is now commercially available in Europe and Canada and is currently being used by patients throughout Germany and Sweden.  In March 2017, we initiated a clinical trial for the Controller in Sweden to administer HYQVIA®, a drug used to treat Primary Immunodeficiency (PID).  The Controller was designed specifically for this drug viscosity, we believe resulting in the FREEDOM60 System being the easiest and safest delivery system for home use.  In this trial patients indicated 96% satisfaction with the system and commented that this was the first time they were able to receive this treatment at home without clinician assistance.  We continue the development of the Controller for the standard flow rates currently used for all subcutaneous medications which we plan to launch later this year.

In March 2016, the Company introduced its new On-Line Calculator, a tool to help providers determine which of the RMS Precision Flow Rate Tubing and HIgH-Flo Subcutaneous Safety Needle Sets to use based on the medication being administered and desired flow rate/time of infusion. Customers responded well to the new calculator and expressed that the new format of the On-Line Calculator, which can be used on any computer, tablet or mobile device, was easy to use and very helpful.  The calculator is based on well-known fluidic principles and provides consistent predictions of flow rates for various combinations of drugs, RMS Precision Flow Rate Controller, and HIgH-Flo Subcutaneous Safety Needle Sets.

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

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and a network of medical device distributors, where the majority of our sales are generated.  One distributor in the U.S. provides approximately 55.2% of our gross revenues.  We believe many of our customers purchase FREEDOM System products through distributors for “one stop shopping” convenience, but that those customers would purchase directly from RMS should the distributor relationships dissolve.  Internationally, the FREEDOM Systems are distributed mostly in Europe and Canada.  RMS continues its efforts to expand to other countries around the world.

RES-Q-VAC is sold globally by emergency medical device distributors in approximately 27 countries. These distributors generally sell to the end user and advertise these products in relevant publications and in their catalogs.  We also sell directly to some physician offices, hospitals and other institutional customers.  We market RES-Q-VAC through regional distributors specializing in the hospital respiratory care market.  RMS is expanding distributorships in international markets where we believe RES-Q-VAC has higher potential.

We market our FREEDOM System and RES-Q-VAC at national and international trade shows. We support shows attended by our primary customers such as MEDICA, Arab Health, National Home Infusion Association Conference, Infusion Nurses Society, European Society for Immunodeficiencies and the Immune Deficiency Foundation’s regional meetings.

MANUFACTURING AND RAW MATERIALS

The Company performs electromechanical assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all products at its Chester, NY facility.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers, and some of these components are provided by a single supplier, including two suppliers for molded plastic parts located in Taiwan, subassemblies from Command Medical Products, Inc. and tubing from Natvar, a Tekni-Plex Co., Inc.  We believe we have adequate supplies or sources of availability of raw materials necessary to meet our needs. There always are risks and uncertainties with respect to the supply of raw materials, particularly where provided by a single supplier, which could impact availability in sufficient quantities to meet our needs.

In an effort to manage risk associated with raw materials supply, we work closely with suppliers to help ensure availability and continuity of supply while maintaining high quality and reliability. The Company also seeks to develop new and alternative sources of supply where beneficial to its overall raw materials procurement strategy, and is working towards establishing several of these secondary sources.  The cost and time required to fabricate molds to manufacture parts can slow the development of new products and might temporarily limit supply if we determine it is advisable to seek alternate sources of component supply for existing products.

The Company also utilizes long-term supply contracts with some suppliers to help maintain continuity of supply and manage the risk of price increases.  RMS is not always able to recover cost increases for raw materials through customer pricing due to contractual limits and market forces.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation and renovation to our long-term success and are committed to research and new product development activities.  Our product development team engages in consumer research, product development, current product improvement and testing activities, and also leverages our development capabilities by partnering with a network of outside resources. We spent $50,587 on research and development for the ten months ending December 31, 2017 and $237,486 for year ending February 28, 2017.  We are actively recruiting for open positions in our research and development department.

During fiscal 2017, we launched our new Controller and defined a product pipeline that enhances our current product offerings as well as broadens the range of products available.  We expect to launch three new products within the next six to twelve months.  These include new flow rate tubing to achieve maximum flow rates of new SCIg drugs with the smallest needles, a clearance for our variable rate flow controller for use of RMS stated flow rates, and a new addition to the subcutaneous administration needle sets which will initially be positioned to the unique needs of the neurology market.  A provisional patent application has been filed for this needle set as a first step in seeking enforceable patent rights for this new and advantageous invention.

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

On March 10, 2016, RMS initiated a Voluntary Medical Device Correction and Removal for its RMS Precision Flow Rate Tubing and HIgH-Flo Subcutaneous Safety Needle Sets, due to defective bags.  On May 19, 2016, the entire process of field corrections and removal for the defective bags was completed and closed out without any complaint and/or adverse event reported from the field.

INSURANCE REIMBURSEMENT

Medicare currently provides reimbursement for the FREEDOM System, although there can be no assurance it will continue to do so. Medicare may allow reimbursement for other infusion pumps that are currently in the market or new ones that may enter shortly, which could adversely affect our sales into this market.

In order to receive more favorable Medicare reimbursement for the FREEDOM60, we submitted a formal request for a Healthcare Common Procedures Coding System (“HCPCS”) coding verification with the Statistical Analysis Durable Medical Equipment Regional Carrier.  It was the determination that the Medicare HCPCS code(s) used to bill the four Durable Medical Regional Carriers should be: “E0779 Ambulatory infusion pump, mechanical, reusable, for infusion eight hours or greater.”  This code provides reimbursement for the FREEDOM60 for billable syringe pump application approved by Medicare. Current approved uses under Medicare include among others, subcutaneous immune globulin, antivirals, antifungals, and chemotherapeutics.

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

COMPETITION AND THE MARKET

FREEDOM SYSTEM

RMS is the global leader in mechanical infusion systems.  Competition for Freedom Systems include; electrically powered pumps, elastomeric infusers and one competitor in mechanical devices.  Electronic pumps are constant flow devices which deliver drugs at a programmed rate.  These expensive devices can create high pressures during delivery which can cause complications for the patient. They require either batteries or another source of power and extensive patient and provider training to properly program.  Electronic pumps are used widely outside the U.S. and RMS devices are seen as an environmentally friendly, lower cost and easier to use alternative. Elastomeric infusers are a very low cost one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) applications. Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view since they are thrown away at the end of the infusion but they are more costly to fill, have issues with drug stability, retain up to 7% of the drug and end up in landfills (leaking drugs).  Elastomeric devices are manufactured outside the U.S. by a number of competitors. RMS has one competitor in the mechanical device category.  This competitor is a lower cost option in the market and has a stated strategy of under cutting RMS pricing.  They manufacture in Mexico and sell primarily in the U.S., although they are attempting to expand to Europe.  RMS successfully competes on quality, service and innovation with all competitors.

The ambulatory infusion market for the FREEDOM System has been rapidly changing due to reimbursement issues.  Insurance reimbursement has reduced the market share of high-end electronic delivery systems.  We believe market pressures have moved specialty pharmacies to consider alternatives to expensive electronic systems especially for new subcutaneous administrations, which usually cannot be done with gravity.  For cost concerns, some patients have been trained to administer intravenous drugs through IV push where the drug is pushed into the vein directly from a syringe.  Pharmacies are now seeing the financial benefit of using and reusing Freedom Systems rather than elastomeric devices for delivery of antibiotics.  It is easier and less costly to fill syringes than elastomeric devices, the drugs are more stable and less is wasted.  Even though price pressure continues to increase, the quality of Freedom Systems continues to win, since patient care is the top priority.  Thus, we believe the overall trend continues to be towards syringe pumps such as the FREEDOM System and that quality will be the primary decision criteria.

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

We are currently involved in legal proceedings with a competitor who has been offering accessories that FDA has indicated in the current clearance should not be used with the FREEDOM System (see Item 3 – Legal Proceedings).

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

Periodically we are subject to inspections by the FDA District Office for quality system and good manufacturing practices compliance.  RMS had an inspection by the FDA in June 2015, which included, among other items, a review of customer complaints, quality controls, quality assurance and documentation. The FDA inspection was then expanded as a consequence of an extensive “trade complaint” filed on behalf of a competitor which resulted in the issuance of an FDA FORM 483.  Eight months later without any further discussion with the FDA, on February 29, 2016 we received a Warning Letter.  On November 20, 2017, the Warning Letter was officially closed out.

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

EMPLOYEES

As of December 31, 2017, we had 73 full time employees and no part time employees.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters, for manufacturing operations and for research and development.

Currently, we are in year nineteen of a twenty-year lease that expires in February 2019 and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $41,959 for the ten months ended December 31, 2017.  We continue to seek another location within a 30 mile radius from our current facility with more square footage to accommodate our expanding needs.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to the new location.  Since there can be no assurance that we will find a suitable location before our current lease expires on terms that are economically favorable to us or at all, on November 14, 2017, we executed a lease extension with our current landlord, which calls for six month extensions beginning March 1, 2019 with the option to renew six times, with monthly lease payments of $12,088.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis.  For the ten months ending December 31, 2017, we paid $17,883 in rent and common charges for this space.

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Final Office Action dated July 19, 2017. EMED filed a response to this Final Office Action on September 15, 2017, and subsequently filed a Notice of Appeal on October 17, 2017.  The Date for filing an Appeal Brief is two (2) months from the date of Notice.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival having unintentionally delayed the filing by more than two months.  Service was made to RMS on January 28, 2018.  Thus, the ex parte reexamination is ongoing.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017. In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid.  EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC was filed on June 26, 2017.  The Company’s response brief was filed on August 3, 2017.  EMED filed a reply brief on August 17, 2017.  Presently, the parties are awaiting further action by the CAFC.

Following the final decision on January 12, 2017 by the PTAB in the IPR regarding the second patent, EMED apparently filed a new application in the USPTO claiming priority back to US Application 12/187,256 – which was issued as US 8,500,703, and the subject of the Ex-Parte Re Examination noted above.  This new application was submitted under the USPTO Tract 1 accelerated prosecution option and resulted in a new patent US 9,808,576 issued November 7, 2017.  On this same date, EMED filed a new claim of patent infringement for this third patent, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  In light of the recent cases, including TC Heartland v. Kraft Foods Group, RMS has filed a Motion to Dismiss or Transfer Venue to the Southern District of New York.  EMED has filed a Response to this Motion, and RMS filed a further Response on February 8, 2018 a day ahead of the due date.  We await a decision by the Court.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 75,000,000 shares of common stock, $0.01 par value (“Common Stock”). As of December 31, 2017, 37,994,298 shares were issued and outstanding and there were approximately 802 stockholders of record.

Our Common Stock is traded on the OTCQX market under the symbol, “REPR”. The following table sets forth the high and low closing bid quotations for the Common Stock, as reported by Nasdaq.com, for the periods indicated. These quotations do not include retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

QUARTER ENDED
December 31, 2017	$1.25	$0.50
September 30, 2017	$0.57	$0.37
June 30, 2017 (four months)	$0.47	$0.38

QUARTER ENDED
February 28, 2017	$0.50	$0.38
November 30, 2016	$0.47	$0.37
August 31, 2016	$0.51	$0.29
May 31, 2016	$0.55	$0.30

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company makes open market purchases of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases are made through a broker designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of February 28, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  There is no expiration date to the program.  As of December 31, 2017 the maximum number of shares available to be repurchased under the Plan was 1,603,394.  Management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.  As such, no shares were repurchased in the ten months ended December 31, 2017.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of December 31, 2017, the Company had 1,038,000 options outstanding to certain executives and key employees under the plan.

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

On May 21, 2010, the Department of Health and Human Services (“HHS”) announced the addition of Severe Combined Immune Deficiency (“SCID”), a primary immunodeficiency disease, to the recommended uniform screening of newborns. The Immune Deficiency Foundation (IDF) has strongly supported and worked tirelessly toward this goal for many years.  As of November 29,  2017, 48 states have added SCID to their uniform newborn screening.  As more states add this screening, patients are diagnosed earlier, which could translate to sales opportunities in the future.

There is the potential for new drugs to enter the market which might change the market conditions for devices such as the FREEDOM60, FreedomEdge, RMS Precision Flow Rate Tubing and HIgH-Flo Subcutaneous Safety Needle Sets (e.g. Hyaluronidase, which can facilitate absorption of IgG, making multiple site infusions unnecessary).  We believe DynEq (the principle behind the FREEDOM System) is ideal for new drug combinations.  New drugs might increase the size of the subcutaneous market, but there can be no assurance that newer drugs will have the same needs and requirements as the current drugs being used.

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

FISCAL YEAR END

In order to conform to industry norms and to facilitate financial analysis for investors, on March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31. For its new fiscal year ending December 31, 2017, RMS  is filing this Transition Report on Form 10-K for ten months ending December 31, 2017 and twelve months ending February 28, 2017.  For comparison purposes, RMS is also presenting the twelve months ending December 31, 2017 and 2016 within this management discussion and analysis below.

OVERVIEW

On March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31.  This change was made by the Company to better align the Company’s financial reporting calendar with its industry peers, suppliers and customers.

Our fiscal year ended December 31, 2017 was one of many accomplishments and Company firsts.  During the twelve month period we achieved Company record net sales of $15.4 million and net income of $0.8 million.  The growth in net sales was driven principally by increased volume with our existing customers domestically and internationally and in all product categories.  The High-Flo Subcutaneous Safety Needle Sets showed substantial growth led in part by the launch of a new drug.  Several customers recently informed the Company that they had hesitated and delayed purchasing decisions as a result of the concerns raised by the FDA and that their hesitation was removed when the new 510(k) clearance was issued by the FDA for the RMS “Integrated Catch-Up Freedom Syringe Drive Infusion System” on August 31, 2017, which includes specific clearance for Cuvitru® and Hizentra®. Internationally, we gained new customers in several new countries, a current distributor has expanded its home infusion business, and facilitated subcutaneous immunoglobulin gained traction in Europe.  Contributing to our improved net income was the significant reduction in legal fees of nearly 50% year over year, as FDA regulatory concerns were satisfied and litigation efforts became more focused and financially controlled.

Our Integrated Catch-Up Freedom Syringe Driver System is the first ever fully integrated 510(k) cleared system by the FDA.  It is also the only mechanical infusion system cleared for both subcutaneous drugs (SCIg) and intravenous (antibiotics), clearing the path for customers to invest in one system to meet many of their needs.

In April 2017, the FDA renewed our Certificate to Foreign Government which is used to communicate to foreign governments that the FDA certified that RMS meets good manufacturing practices and quality system regulations.

Since receipt of the February 29, 2016 advisory FDA Warning Letter, RMS learned that the basis for this letter was a June 2015 trade complaint submitted to the FDA on behalf of EMED, which the Company believes was false and misleading.  The FDA cleared the 510(k) for the “Integrated Catch-Up Freedom Syringe Driver System” on August 31, 2017 and officially closed the Warning Letter on November 20, 2017.

During 2017, we received registrations in new countries, have generated new sales in Asia and Africa and started several clinical trials with drug companies. Furthermore, we redesigned our packaging and entered the social media world to help extend our brand awareness.  We plan to continue to focus on global sales growth, cost control and new product development.  We have requested an extension on the lease for our facility as we continue to assess what our strategy for future expansion and growth requirements will be.

RESULTS OF OPERATIONS

Ten Months Ended December 31, 2017 compared to the Twelve Months Ended February 28, 2017

Net Sales

The following table summarizes our net sales for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017.

	Ten Months Ended	Twelve Months Ended	Change from Prior Year		% of Net Sales
	December 31, 2017	February 28, 2017	$	%	December 31, 2017	February 28, 2017
Net Sales
Domestic	$10,885,446	$10,043,468	$841,978	8.4%	81.8%	81.7%
International	2,428,448	2,250,187	178,261	7.9%	18.2%	18.3%
Total	$13,313,894	$12,293,655	$1,020,239	8.3%

Net sales for the ten months ended December 31, 2017 were 8.3% greater than net sales for the twelve months ended February 28, 2017.  The increase is driven principally by increased volume with our existing customers domestically and internationally in all major product categories.  The launch of a new drug generated increased needle sales, and we believe the new 510(k) clearance by the FDA for the RMS “Integrated Catch-Up Freedom Syringe Drive Infusion System” on August 31, 2017, which includes specific clearance for Cuvitru® and Hizentra®, also contributed in part to increased sales. Internationally, we gained new customers in several new countries, a current distributor has expanded its home infusion business, and facilitated subcutaneous immunoglobulin gained traction in Europe.  Also contributing to the increase was a backlog at February 28, 2017 of $0.4 million, which was filled during the current period. Excluding this backlog, net sales grew 2.0% for the ten months ending December 31, 2017 compared with the twelve months ending February 28, 2017.

The following table summarizes our net sales for the twelve months ended December 31, 2017 and 2016.

	Twelve Months Ended December 31,		Change from Prior Year		% of Net Sales
	2017	2016	$	%	2017	2016
Net Sales
Domestic	$12,615,121	$10,160,768	$2,454,353	24.2%	81.7%	82.2%
International	2,827,591	2,203,517	624,074	28.3%	18.3%	17.8%
Total	$15,442,712	$12,364,285	$3,078,427	24.9%

Net sales increased $3.1 million or 24.9% compared with the twelve month period last year.  The increase is driven principally by increased volume with our existing customers domestically and internationally in all major product categories.  The launch of a new drug generated increased needle sales, and we believe the new 510(k) clearance by the FDA for the RMS “Integrated Catch-Up Freedom Syringe Drive Infusion System” on August 31, 2017, which includes specific clearance for Cuvitru® and Hizentra®, also contributed in part to increased sales. Internationally, we gained new customers in several new countries, a current distributor has expanded its home infusion business, and facilitated subcutaneous immunoglobulin gained traction in Europe.  Also contributing to the 2017 increase was a backlog at December 31, 2016 of $0.3 million, which was filled during the current period.  Excluding this backlog, net sales grew 20.2% for the twelve month period ending December 31, 2017.

Gross Profit

Our gross profit for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017 is as follows:

	Ten Months Ended	Twelve Months Ended	Change from Prior Year
	December 31, 2017	February 28, 2017	$	%
Gross Profit	$8,138,948	$7,569,558	$569,390	7.5%
Stated as a Percentage of Net Sales	61.1%	61.6%

Although the comparison is a ten month versus a twelve month period, gross profit increased $0.6 million or 7.5% for the ten months ended December 31, 2017 as compared to the twelve months ended February 28, 2017 due to the increase in net sales which was partially offset by the increase in higher salary and related benefits costs from overtime and the addition of a second shift to meet increased demand.

Our gross profit for the twelve months ended December 31, 2017 and 2016 is as follows:

	Twelve Months Ended December 31,		Change from Prior Year
	2017	2016	$	%
Gross Profit	$9,268,107	$7,680,895	$1,587,212	20.7%
Stated as a Percentage of Net Sales	60.0%	62.1%

Gross profit for the twelve months ended December 31, 2017 increased $1.6 million or 20.7% compared to the same period last year.  This increase was mostly driven by the increase in net sales which was partially offset by the increase in higher salary and related benefits costs from overtime and the addition of a second shift to meet increased demand.  Furthermore, increased scrap during quality inspections also negatively impacted gross profit.  In January 2018, we implemented a nondestructive testing protocol to reduce scrap.  Higher shipping costs and sterilization costs due to the backlog also lowered the gross profit.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017 are as follows:

	Ten Months Ended	Twelve Months Ended	Change from Prior Year
	December 31, 2017	February 28, 2017	$	%
Selling, general and administrative	$6,594,570	$7,767,712	$(1,173,142)	(15.1%)
Research and development	50,587	237,486	(186,899)	(78.7%)
	$6,645,157	$8,005,198	$(1,360,041)	(17.0%)
Stated as a Percentage of Net Sales	49.9%	65.1%

Selling, general and administrative expenses decreased $1.2 million for the ten months ended December 31, 2017, down 15.1% from the twelve month period ended February 28, 2017 due to the ten month period versus the twelve month period.  Legal fees were significantly lower as FDA regulatory concerns were satisfied and litigation efforts became more focused and financially controlled.

Research and development expenses decreased by $0.2 million for the ten months ended December 31, 2017 compared to the twelve month period ended February 28, 2017.  This decrease is due to attrition in the engineering staff.  We are currently recruiting to fill three engineering positions.

Our selling, general and administrative expenses and research and development costs for the twelve months ended December 31, 2017 2016 are as follows:

	Twelve Months Ended December 31,		Change from Prior Year
	2017	2016	$	%
Selling, general and administrative	$7,731,972	$7,468,724	$263,248	3.5%
Research and development	88,621	246,551	(157,930)	(64.1%)
	$7,820,593	$7,715,275	$105,318	1.4%
Stated as a Percentage of Net Sales	50.6%	62.4%

Selling, general and administrative expenses increased $0.3 million or 3.5% for the twelve months ended December 31, 2017, compared with the same period last year.  The increase in selling, general and administrative expense was due to the addition of a Chief Operating Officer in January 2017 and his subsequent resignation in December 2017, which increased salary and benefit costs and severance expense.  Additionally we had higher payroll costs and related benefits due to increased headcount to support regulatory compliance and higher commission expense resulting from the increase in sales.  Significantly offsetting this increase was reduced legal fees as our regulatory concerns were satisfied and litigation efforts became more focused and financially controlled, lower consulting fees versus last year which included our website redesign as well as various other consulting projects and attrition in international sales staff.

Research and development costs were lower due to engineering staff attrition.  We are actively recruiting to fill the open positions.  Andrew Sealfon, the Company’s Chief Executive Officer, has contributed much of his time to the RMS’s research and development efforts and we expect to launch two new products within the next six to twelve months.

Depreciation and amortization

Depreciation and amortization expense was $257,257 or 14.4% lower in the ten months ended December 31, 2017 compared with the twelve month period ended February 28, 2017 due to the short period.

For the twelve months ended December 31, 2017, depreciation and amortization expense was $306,562 or 3.5% higher compared with the same period last year as a result of continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Net Income/(Loss)

	Ten Months Ended	Twelve Months Ended		Change from Prior Year
	December 31, 2017	February 28, 2017		$
Net Income/(Loss)	$904,957	$(534,999)		$1,439,956
Stated as a Percentage of Net Sales	6.8%	(4.4%	)

Our net income for the ten months ended December 31, 2017 was $0.9 million, as compared to a net loss of $0.5 million for the twelve months ended February 28, 2017.  The increase is due to increased gross profit and the impact of the ten month versus the twelve month comparison.

	Twelve Months Ended December 31,			Change from Prior Year
	2017	2016		$
Net Income/(Loss)	$819,547	$(216,123)		$1,035,670
Stated as a Percentage of Net Sales	5.3%	(1.7%	)

Our net income for the twelve months ended December 31, 2017 was $0.8 million, as compared to a net loss of $0.2 million for the twelve months ended December 31, 2016.  This improvement was mostly the result of increased gross profit and minimal net increases in selling, general and administrative expenses as described above.  Further adding to the improvement was the favorable impact on foreign exchange resulting in a gain of $65,651 compared with a loss of $37,594 in the same period last year.  With the increase in profitability, we had tax expense of $0.4 million compared with a tax benefit of $0.2 million in the same period last year due to losses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $4.0 million as of December 31, 2017, and cash flows from operations.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, capital expenditures and patent costs.

We believe that as of December 31, 2017, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.  In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as antibiotics, chemotherapeutics, and pain medications.

We continue to be in litigation with a competitor, EMED Technologies Corp. (“EMED”) although our expenses have significantly reduced as our litigation efforts have become more focused and financially controlled.  Although the Company believes it has meritorious claims and defenses in the actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cash Flows

The following table summarizes our cash flows:

	Ten Months Ended December 31, 2017	Twelve Months Ended February 28, 2017
Net cash provided by (used in) operating activities	$899,912	$(313,616)
Net cash used in investing activities	$(219,281)	$(416,329)
Net cash used in financing activities	$(19,360)	$(140,739)

Operating Activities

Net cash provided by operating activities of $0.9 million for the ten months ended December 31, 2017 was primarily attributable to our net income of $0.9 million, non-cash charges in earnings of $0.3 million for depreciation and amortization of long lived tangible and intangible assets and an increase in accrued expenses of $0.2 million due to increased bonus accrual.  Further adding to the net cash provided by operating activities was an increase in accrued income tax liability of $0.3 million due to increased profitability and an increase in accrued payroll and related taxes of $0.2 million related to a severance accrual for the former Chief Operating Officer.  Partially offsetting these were increases in accounts receivable of $0.4 million, an increase in inventory of $0.3 million as we build inventory and a decrease in accounts payable of $0.3 million related to the payment of legal fees accrued at February 28, 2017.

Net cash used in operating activities of $0.3 million for the fiscal year ended February 28, 2017, was primarily attributable to our net loss of $0.5 million and higher inventory levels of $0.3 million due to anticipated sales and building raw inventory reserve.  Offsetting these were the increase in accounts payable of $0.5 million  mostly due to professional fees and the purchase of raw materials, non-cash charges in earnings of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, $28,000 of deferred compensation costs and stock based compensation expense of $0.2 million.

Investing Activities

Our net cash used in investing activities of $0.2 million for the ten months ended December 31, 2017 and $0.4 million for the fiscal year ended February 28, 2017 was primarily attributable to our continued investment in capital assets mostly related to production and for new patent applications and maintenance of existing patents.

Financing Activities

Net cash used in financing activities was $19,360 for the ten months ended December 31, 2017 and $0.1 million for the fiscal year ended February 28, 2017 attributable to stock repurchases under the Company’s repurchase program.

Lease Commitments

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters, for manufacturing operations and research & development.  We are in year nineteen of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $41,959 for the ten month year ended December 31, 2017.  On November 14, 2017, we executed a lease extension with our current landlord, which calls for six month extensions beginning March 1, 2019 with the option to renew six times, with monthly lease payments of $12,088.

We also lease 2,500 square feet of warehouse space in a nearby industrial park on a year-to-year basis.  In the ten months ended December 31, 2017, we paid $17,883 in rent and common charges for this space.

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

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  The ASU provides guidance on eight specific statement of cash flow classification issues and is intended to reduce diversity in practice.  ASU 2016-15 will be effective for the Company on January 1, 2018.  The adoption of ASU 2016-15 is not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).  In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  In November 2017, the FASB issued ASU No. 2017-14 Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which amends SEC paragraphs pursuant to Staff Accounting Bulletins No. 116 and SEC Release No. 33-10403.  We do not expect the adoption of the standard and related amendments to have a material effect on our financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repro-Med Systems, Inc.

Chester, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. (the “Company”) as of December 31, 2017 and February 28, 2017, the related statements of operations, changes in equity, and cash flows for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and February 28, 2017 and the results of its operations and its cash flows for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ McGrail Merkel Quinn & Associates, P.C.

We have served as the Company’s auditor since 2014.

Scranton, Pennsylvania

March 5, 2018

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	December 31,	February 28,
	2017	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,974,536	$3,313,265
Certificates of deposit	263,269	262,314
Accounts receivable less allowance for doubtful accounts of $77,067 and $18,046 for December 31, 2017, and February 28, 2017, respectively	1,861,949	1,502,030
Inventory	1,658,681	1,353,703
Tax receivable	—	172,457
Prepaid expenses	170,739	175,955
TOTAL CURRENT ASSETS	7,929,174	6,779,724
Property and equipment, net	836,283	932,092
Patents, net of accumulated amortization of $203,768 and $180,137 at December 31, 2017 and February 28, 2017, respectively	483,821	426,943
Other assets	31,582	31,490
TOTAL ASSETS	$9,280,860	$8,170,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current portion	$22,481	$22,481
Accounts payable	454,398	772,428
Accrued expenses	658,060	417,357
Accrued payroll and related taxes	334,903	177,018
Accrued tax liability	115,854	—
Total Current Liabilities	1,585,696	1,389,284
Deferred capital gain - less current portion	3,762	22,496
Deferred tax liability	21,675	82,422
Total Liabilities	1,611,133	1,494,202
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 40,731,529 and 40,558,429 shares issued; 37,994,298 and 37,821,198 shares outstanding at December 31, 2017, and February 28, 2017, respectively	407,315	405,584
Additional paid-in capital	4,216,718	4,129,726
Retained earnings	3,389,898	2,484,941
	8,013,931	7,020,251
Less: Treasury stock, 2,737,231 shares at December 31, 2017 and February 28, 2017, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	7,669,727	6,676,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,280,860	$8,170,249

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the
	Ten Months Ended December 31,	Twelve Months Ended February 28,
	2017	2017

NET SALES	$13,313,894	$12,293,655
Cost of goods sold	5,174,946	4,724,097
Gross Profit	8,138,948	7,569,558

OPERATING EXPENSES
Selling, general and administrative	6,594,570	7,767,712
Research and development	50,587	237,486
Depreciation and amortization	257,257	300,611
Total Operating Expenses	6,902,414	8,305,809

Net Operating Profit/(Loss)	1,236,534	(736,251)

Non-Operating (Income)/Expense
Interest expense	—	1,886
(Gain)/Loss on foreign currency exchange	(68,566)	41,499
Other expense and interest income, net	(2,420)	(2,937)

INCOME/(LOSS) BEFORE TAXES	1,307,520	(776,699)

Income tax expense/(benefit)	402,563	(241,700)

NET INCOME/(LOSS)	$904,957	$(534,999)

NET INCOME/(LOSS) PER SHARE
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	37,897,632	37,830,581
Diluted	38,445,482	37,878,201

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TEN MONTHS ENDED DECEMBER 31, 2017 AND THE TWELVE MONTHS ENDED FEBRUARY 28, 2017

			Additional			Deferred	Total
	Common Stock		Paid-in	Retained	Treasury	Compensation	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Cost	Equity

BALANCE, FEBRUARY 29, 2016	40,487,532	$404,875	$3,968,342	$3,019,940	$(246,858)	$(28,000)	$7,118,299
Issuance of stock based compensation	167,439	1,674	87,984	—	—	—	89,658
Compensation expense related to stock options	—	—	115,828	—	—	—	115,828
Cancellation of common stock	(96,542)	(965)	(42,428)	—	—	—	(43,393)
Purchase of treasury common stock	—	—	—	—	(97,346)	—	(97,346)
Amortization of deferred compensation cost	—	—	—	—	—	28,000	28,000
Net loss for the year ended February 28, 2017	—	—	—	(534,999)	—	—	(534,999)
BALANCE, FEBRUARY 28, 2017	40,558,429	405,584	4,129,726	2,484,941	(344,204)	—	6,676,047
Issuance of stock based compensation	217,100	2,171	110,329	—	—	—	112,500
Compensation expense related to stock options	—	—	(4,417)	—	—	—	(4,417)
Cancellation of common stock	(44,000)	(440)	(18,920)	—	—	—	(19,360)
Net income for the year ended December 31, 2017	—	—	—	904,957	—	—	904,957
BALANCE, DECEMBER 31, 2017	40,731,529	$407,315	$4,216,718	$3,389,898	$(344,204)	$—	$7,669,727

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the
	Ten Months Ended December 31,	Twelve Months Ended February 28,
	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$904,957	$(534,999)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Amortization of deferred compensation cost	—	28,000
Stock based compensation expense	108,083	205,486
Depreciation and amortization	257,257	300,611
Deferred capital gain - building lease	(18,734)	(22,480)
Deferred taxes	(60,747)	(40,689)
Allowance for returns and doubtful accounts	58,941	(19,360)
Changes in operating assets and liabilities:
Increase in accounts receivable	(418,860)	(132,490)
Increase in inventory	(304,978)	(313,426)
Decrease (Increase) in prepaid expense	5,217	(83,289)
Increase in other assets	(93)	(350)
(Decrease) Increase in accounts payable	(318,030)	464,664
Increase in accrued payroll and related taxes	157,885	28,252
Increase (Decrease) in accrued expense	240,703	(82,049)
Increase (Decrease) in accrued income tax liability	288,311	(129,497)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	899,912	(331,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(137,817)	(203,125)
Payments for patents	(80,509)	(212,008)
Purchase of certificates of deposit	(955)	(1,196)
NET CASH USED IN INVESTING ACTIVITIES	(219,281)	(416,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(97,346)
Payment for cancelled shares	(19,360)	(43,393)
NET CASH USED IN BY FINANCING ACTIVITIES	(19,360)	(140,739)

Net Increase (Decrease) in CASH AND CASH EQUIVALENTS	661,271	(888,684)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,313,265	4,201,949
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,974,536	$3,313,265

Supplemental Information
Cash paid during the years for:
Interest	$—	$1,886
Taxes	$175,000	$194,470
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$112,500	$89,658

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND FEBRUARY 28, 2017

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

CERTIFICATES OF DEPOSIT

The certificates of deposit are recorded at cost plus accrued interest. The certificates of deposit earn interest at a rate of 0.35% to 0.55% and mature in February 2018 and March 2018.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2015 are subject to examination by income tax authorities.

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

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year. Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee and director stock options (See Note 6).

	Fiscal Year Ended
	Ten Months December 31, 2017	Twelve Months February 28, 2017

Net income/(loss)	$904,957	$(534,999)

Weighted Average Outstanding Shares:
Outstanding shares	37,897,632	37,830,581
Option shares includable	547,850	47,620
	38,445,482	37,878,201

Net income/(loss) per share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

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

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  The ASU provides guidance on eight specific statement of cash flow classification issues and is intended to reduce diversity in practice.  ASU 2016-15 will be effective for the Company on January 1, 2018.  The adoption of ASU 2016-15 is not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. On July 9, 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities.  We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.  In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606); Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as the requirements in ASU 2014-09.  In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing, which is intended to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas and the effective date is the same as the requirements in ASU 2014-09.  In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by update 2014-09).  In December 2016, the FASB issued ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which represents changes to make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This update is the final, combined version of Proposed Accounting Standards Updates 2016-240 and 2016-320 (both entitled Technical Corrections and Improvements), which have been deleted.  In November 2017, the FASB issued ASU No. 2017-14 Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which amends SEC paragraphs pursuant to Staff Accounting Bulletins No. 116 and SEC Release No. 33-10403.  We do not expect the adoption of the standard and related amendments to have a material effect on our financial condition or results of operations.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of December 31, 2017, the Company does not believe that any of its assets are impaired.

NOTE 2  INVENTORY

Inventory consists of:

	December 31, 2017	February 28, 2017
Raw materials and Work-in-process	$1,042,367	$947,670
Finished goods	677,762	456,621
Total	1,720,129	1,404,291
Less: reserve for obsolete inventory	61,448	50,588
Inventory, net	$1,658,681	$1,353,703

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2017	February 28, 2017	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	1,052,501	1,022,942	3-10 years
Manufacturing equipment and tooling	1,075,471	1,003,166	3-12 years
Total	2,353,096	2,251,232
Less: accumulated depreciation	1,516,813	1,319,140
Property and equipment, net	$836,283	$932,092

Depreciation expense was $233,626 and $267,854 for the ten months ended December 31, 2017, and the twelve months ended February 28, 2017, respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM System.  Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization was zero for the ten months ended December 31, 2017, and was $28,000 for the twelve months ended February 28, 2017; the agreement is fully amortized.

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

In December 2016 and January 2017, Brad Sealfon, the son of Andrew Sealfon, the Company’s President and Chief Executive Officer, consulted for the Company in its production and quality departments and was compensated $7,744.  In March 2017, Mr. Sealfon provided additional consulting for the Company in its marketing department and was compensated $2,000.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer.  The lease payments were $13,421 for the ten months ended December 31, 2017 and $21,500 for the year ended February 28, 2017. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year nineteen of a twenty-year lease.  With a monthly lease amount of $11,042, the lease payments were $110,420 for the ten months ended December 31, 2017, and $132,504 for the twelve months ended February 28, 2017.  The Company also paid property taxes for the ten months ended December 31, 2017 in the amount of $41,959 and $48,455 for the twelve months ended February 28, 2017.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at monthly lease amount of $12,088.

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

As of December 31, 2017, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  Management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.  As such, no shares were repurchased in the ten months ended December 31, 2017.

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

As of December 31, 2017, the Company has 1,038,000 options outstanding to certain executives and key employees under the Plan.

Effective November 1, 2016, the Company entered into an employment agreement with Dr. Ma, the Company’s Chief Medical Officer.  The agreement calls for quarterly equity compensation in the form of shares of common stock of the Company.  The stock will be awarded on the day following the last working day of each quarter.  The number of shares issued each quarter shall be determined by dividing $15,000 by the closing bid price of the Company’s common stock as reported by the OTC Markets Inc. as of the last working day of such quarter (the “Closing Price”).  As of December 31, 2017, 129,019 shares of common stock were issued to Dr. Ma.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2017 and February 28, 2017 was $0.29 and $0.21, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended December 31, 2017 and February 28, 2017. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	December 31, 2017	February 28, 2017

Dividend yield	0.00%	0.00%
Expected Volatility	70.1%-72.2%	59.00%-70.90%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	5 Years
Risk-free rate	2.30%-2.36%	2.17%-2.48%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2017		February 28, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at March 1	1,345,000	$0.39	1,060,000	$0.37
Granted	318,000	$0.49	500,000	$0.41
Exercised	—	$—	—	$—
Forfeited	625,000	$0.39	215,000	$0.36
Outstanding at year end	1,038,000	$0.41	1,345,000	$0.39
Options exercisable	737,010	$0.38	—	$—
Weighted average fair value of options granted during the period	—	$0.29	—	$0.21
Stock-based compensation expense	—	$(4,417)	—	$115,828

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $(4,417) and $115,828 for the fiscal year ended December 31, 2017 and February 28, 2017, respectively.

The weighted-average grant-date fair value of options granted during ten months ended December 31, 2017 and the twelve months ended February 28, 2017 was $93,115 and $122,656 respectively. The total intrinsic value of options exercised during the ten months ended December 31, 2017 and the twelve months ended February 28, 2017, was zero for both periods.

The following table presents information pertaining to options outstanding at December 31, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36-0.50	1,038,000	5 years	$0.41	737,010	$0.38

As of December 31, 2017, there was $77,620 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of vested options during the ten months ended December 31, 2017 was $150,820 and for the twelve months ended February 28, 2017, it was $98,432.

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

At December 31, 2017, minimum future rental payments are:

Year	Minimum Rental Payments

2018	132,504
2019	22,084
$154,588

Rent expense for the ten months ended December 31, 2017 was $110,420, and for the twelve months ended February 28, 2017 was $132,504.

NOTE 8 FEDERAL AND STATE INCOME TAXES

The provision (benefit) for income taxes at December 31, 2017, and February 28, 2017 consisted of:

	December 31, 2017	February 28, 2017

State income tax:
Current, net of refund	$1,670	$2,004
Federal income (benefit) tax:
Deferred	(47,327)	(40,689)
Current	448,220	(203,015)
Total	$402,563	$(241,700)

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 34% is as follows:

	December 31, 2017	February 28, 2017

Income (loss) before tax	$1,307,520	$(776,699)
Computed expected tax (benefit)	$444,557	$(264,078)
State income and franchise tax/(refund)	1,670	1,323
Reduction in deferred tax from change in tax rate	(13,420)	—
Other	(30,244)	21,055
Provision (benefit) for taxes	$402,563	$(241,700)

The components of deferred tax liabilities at December 31, 2017, and February 28, 2017, respectively, are as follows:

	December 31, 2017	February 28, 2017

Deferred compensation cost	$33,987	$49,228
Depreciation and amortization	(69,550)	(156,596)
Allowance for bad debts and other	13,888	24,946
Deferred tax liabilities	$(21,675)	$(82,422)

New Tax Legislation

On December 22, 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act tax reform legislation.  This legislation makes significant change in U.S tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax.  The legislation reduced the highest U.S corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018.  As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate.  This revaluation resulted in an additional benefit of $13,420 included in income tax expense and corresponding reduction in the net deferred tax liabilities.  The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

NOTE 9  MAJOR CUSTOMERS

For the ten months ended December 31, 2017, and the twelve months ended February 28, 2017, approximately, 55% and 56%, respectively, of the Company’s gross product revenues were derived from one major customer.  At December 31, 2017, and February 28, 2017, accounts receivable due from this customer were $0.9 million and $0.4 million, respectively.

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

NOTE 10  LEGAL PROCEEDINGS

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

On September 11, 2015, the Company requested an ex parte reexamination of the patent in the first filed case, and on September 17, 2015 the Company requested an inter partes review (“IPR”) of the patent in the second filed case. On November 20, 2015, the USPTO instituted the ex parte reexamination request having found a substantial new question of patentability concerning EMED’s patent in the first filed case. All EMED claims have been rejected by the USPTO Examiner in a Final Office Action dated July 19, 2017.  EMED filed a response to this Final Office Action on September 15, 2017, and subsequently filed a Notice of Appeal on October 17, 2017.  The Date for filing an Appeal Brief is two (2) months from the date of Notice.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival having unintentionally delayed the filing by more than two months.  Service was made to RMS on January 28, 2018.  Thus, the ex parte reexamination is ongoing.  A decision to institute the IPR for EMED’s patent in the second filed case was ordered by the USPTO on February 19, 2016 having determined a reasonable likelihood all claims of the patent may be found to be unpatentable.  Oral argument for the IPR was held on November 22, 2016 and a final ruling issued on January 12, 2017. In its final ruling, the PTAB held the claim asserted by EMED against the Company in the second filed case was invalid.  EMED appealed the PTAB’s final ruling, and EMED’s opening brief in the CAFC was filed on June 26, 2017.  The Company’s response brief was filed on August 3, 2017.  EMED filed a reply brief on August 17, 2017.  Presently, the parties are awaiting further action by the CAFC.

Following the final decision on January 12, 2017 by the PTAB in the IPR regarding the second patent, EMED apparently filed a new application in the USPTO claiming priority back to US Application 12/187,256 – which was issued as US 8,500,703, and the subject of the Ex-Parte Re Examination noted above.  This new application was submitted under the USPTO Tract 1 accelerated prosecution option and resulted in a new patent US 9, 808,576 issued November 7, 2017.  On this same date, EMED filed a new claim of patent infringement for this third patent, also directed to the Company’s needle sets, in the United States District Court for the Eastern District of Texas.  In light of the recent cases, including TC Heartland v. Kraft Foods Group, RMS has filed a Motion to Dismiss or Transfer Venue to the Southern District of New York.  EMED has filed a Response to this Motion, and RMS filed a further Response on February 8, 2018 a day ahead of the due date.  We await a decision by the Court.

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

NOTE 11  EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit sharing contributions. Employee elective contributions are funded through voluntary payroll deductions. The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation. Company matching expense for the period ended December 31, 2017 and February 28, 2017 was $64,881 and $54,042, respectively. The Company has not provided for a discretionary profit sharing contribution.

NOTE 12  SUBSEQUENT EVENTS

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of Libor plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2017 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 5, 2018:

Name	Age	Position / Held Since

Andrew I. Sealfon	72	President 1980
		Chairman 1989
		Director 1980
		Chief Executive Officer 1986

Karen Fisher	51	Chief Financial Officer and Treasurer 2015

Dr. Fred Ma	58	Chief Medical Officer 2016

Paul M. Baker	68	Director 1991

Mark L. Pastreich	88	Director 2011

Brad A. Sealfon	30	Director 2013

Arthur J. Radin	80	Director 2015

David W. Anderson	65	Director 2016

Joseph M. Manko, Jr.	52	Director 2016

All directors hold offices until the next annual meeting of stockholders or until their successors are elected.  Executive officers hold office at the discretion of the Board of Directors.

Mr. Andrew Sealfon co-founded Repro Med Systems, Inc. in 1980 and has been its President, Chief Executive Officer and head of research and development since that time, except from October 2015 through June 2016.  He is an electrical engineer and inventor and has been granted numerous U.S. patents.  Mr. Sealfon is a graduate of Lafayette College.

Ms. Fisher has more than 25 years of financial experience at a variety of industries.  Prior to joining RMS, Ms. Fisher was Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a BS in accounting.

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

Mr. Radin was appointed to the Board of Directors in January, 2015.  Mr. Radin, who started his career at Touche Ross & Co., has been a partner in public accounting firms for 45 years.  He was a Partner with Radin, Glass & Co., the Company’s former independent auditors, from 1998 until January 2015 when he joined Janover LLC, a certified public accounting firm.  Mr. Radin retired as a Partner as of January 2017 and remains a consultant at Janover LLC.  He is a member of the New York State Society of Certified Public Accountants Editorial Board.  Mr. Radin received a BA degree from Columbia College and a Master’s in Business Administration from New York University.

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

Mr. Anderson was appointed to the Board of Directors in February, 2016.  Mr. Anderson has been in the medical (device) industry for over 23 years and is currently the Chief Executive Officer for Brain Temp, Inc.  Previously, he held the role of Chief Executive Officer for Orteq Sports Medicine from 2014 to 2017 and Gentis, Inc. from 2004 through 2014.  He also serves on the board for ACell Inc., (Regenerative Medicine for Woundcare), as well as serves on several advisory committees.  Mr. Anderson received a B.S. in Chemical Engineering from Cornell University and attended University of Minnesota for Graduate Studies in Microbiology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC reports of initial ownership of our common stock and subsequent changes in that ownership and furnish to us copies of all forms they file pursuant to Section 16(a). Based solely on a review of Forms 3, 4, and 5 furnished to us or filed with the SEC, we believe all Section 16(a) filing requirements were timely made in the fiscal year ended December 31, 2017, except the following filings were late:  Joseph Manko one Form 4; David Anderson one Form 4.

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

Audit Committee

The Audit Committee was established by our Board of Directors on May 11, 2016. The Audit Committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The Audit Committee is currently comprised of Messrs. Radin (chair), Pastreich and Dr. Baker.  Each member of this committee is “independent” within the meaning of applicable SEC rules and standards of the NASDAQ, except Mr. Pastreich because he was paid in excess of $120,000 for building lease payments. The Board of Directors has designated Mr. Radin as the audit committee financial expert, as currently defined under the SEC rules.

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

•

our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2017 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year*	Salary	Bonus	Awards	Awards	Compensation	Total
Andrew I. Sealfon, Chief Executive Officer (1)	2017	$354,167	$60,833	$—	$—	$—	$415,000
	FY2017	$425,000	$—	$—	$—	$—	$425,000
Eric Bauer, Former Chief Operating Officer (2)	2017	$229,167	$57,292	$—	$—	$172,568(5)	$459,027
	FY2017	$33,420	$25,000	$—	$122,656	$4,000	$185,076
Dr. Fred Ma, Chief Medical Officer (3)	2017	$250,000	$60,000	$65,000	$—	$—	$375,000
	FY2017	$275,000	$19,726	$5,000	$—	$—	$299,726
Karen Fisher, Chief Financial Officer (4)	2017	$166,731	$33,346	$—	$—	$—	$200,077
	FY2017	$193,479	$29,138	$—	$—	$—	$222,617

__________

*	2017 represents the ten month period ending December 31, 2017 and FY2017 represents the twelve month period ending February 28, 2017

(1)	Mr. Sealfon is provided with an automobile that has been paid for in full by the Company.

(2)

Mr. Bauer had an employment agreement with the Company effective January 17, 2017.  Mr. Bauer’s annual base compensation was $275,000, plus he was eligible to earn an annual bonus in accordance with the Company policy and procedure for granting of a specified executive bonus which is equivalent to 50% of base compensation based on achievement of goals, payable 50% in cash and 50% in stock of the Company.  The agreement further called for the award of a stock option grant of 500,000 incentive stock options to vest quarterly over a four year term and in accordance with the Company’s current stock option plan.  Vesting would be automatically accelerated if Mr. Bauer’s employment were terminated by the Company without Cause (as defined in the employment agreement) after two years of employment.  Mr. Bauer received a one-time sign on bonus of $25,000 payable upon hire.   Mr. Bauer received $2,000 per month or $22,000 in the aggregate, to cover the cost of temporary housing for up to twelve (12) months from effective date of his agreement until his resignation. Upon termination of Mr. Bauer’s employment by the Company without Cause, subject to his execution of a customary general release of claims in favor of the Company and its affiliates, Mr. Bauer would have been entitled to receive an amount equal to (i) if the termination date is less than twelve (12) months after the effective date, six months of the cash portion (but not the stock portion) of his salary; or (ii) if the termination date is at least twelve (12) months after the effective date, twelve (12) months of the cash portion (but not the stock portion) of his salary. Mr. Bauer resigned his employment effective as of January 17, 2018 pursuant to a Separation Agreement and General Release dated December 19, 2017 (the “Separation Agreement”), which calls for payment of six months of his salary in the amount of $137,500 plus salary through January 15, 2018 in the amount of $11,458.33, unused vacation of $9,338.11, $4,271.28 for six months of COBRA premiums and a pro-rated portion of the 2017 annual bonus.

(3)

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

(4)

Ms. Fisher has an employment agreement with the Company which was entered into on January 15, 2015.  Ms. Fisher’s annual salary was $185,000, plus a minimum performance bonus of 20% of the base annual salary based on metrics of the Company-wide incentive plan, which is based on individual performance and the Company’s adjusted EBITDA target.  Effective March 1, 2017, Ms. Fisher’s annual compensation was increased to $200,000.  The agreement further called for the award of stock or stock options within Ms. Fisher’s first fiscal year of employment.  On November 4, 2015, pursuant to the Company’s 2015 Stock Option Plan, Ms. Fisher was awarded 500,000 incentive stock options which vested on November 3, 2016 and are exercisable for $0.38 per share. The term of employment is on an at-will basis, provided that if Ms. Fisher is terminated without cause she shall receive termination benefits at her then current base salary for a period of six months following termination.

(5)	Of this amount $10,000 represents temporary housing allowance and $162,568 represents his severance.

Officers and directors are reimbursed for travel and other expenses incurred on behalf of the Company. We offer an optional 401(k) savings plan with a company matching component to all full-time employees with 90 days of service.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2017.

2017 FISCAL YEAR OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options	Options	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Karen Fisher	11/4/2015	500,000(1)	—	0.38	11/2/2020
Eric Bauer	1/17/2017	125,000(2)	—	0.41	1/16/2022

__________

(1)

Incentive stock options granted under the 2015 Stock Option Plan. Fully vested and subject to early termination as provided in the option agreements, immediately prior to a change of control of the Company.

(2)	Incentive stock options granted under the 2015 Stock Option Plan and fully vested in accordance with the Separation Agreement, exercisable prior to April 17, 2018.

Director Compensation

The following table provides compensation information for the year ended December 31, 2017 for each non-employee member of our Board of Directors:

2017 DIRECTOR COMPENSATION TABLE*

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul M. Baker	10,417	10,417	—	20,834
Mark L. Pastreich	10,417	10,417	—	20,834
Brad A. Sealfon (1)	10,417	10,417	2,000	22,834
Arthur J. Radin	10,417	10,417	—	20,834
David W. Anderson	10,417	10,417	—	20,834
Joseph M. Manko, Jr. (2)	10,417	10,417	—	20,834

__________

*	Amounts are for the ten months ended December 31, 2017
(1)	Brad Sealfon was employed by the Company as a consultant for a special project.
(2)	The stock awards were issued to Horton Capital Partners Fund L.P.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, effective September 1, 2015.  We pay no additional remuneration to our employees serving as directors.  All directors, including our employee directors (if any), are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The Board of Directors has not made any changes to director compensation as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March 5, 2018, the number of shares of common stock beneficially owned by each person owning more than 5% of the outstanding shares, by each named executive officer and director, and by all executive officers and directors as a group. Except as otherwise noted, the address of each person is c/o Repro Med Systems, Inc., 24 Carpenter Road, Chester, NY, 10918.

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

Percentage ownership is based on 38,021,298 shares of common stock outstanding at March 5, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, except as indicated by the footnotes below, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 5, 2018, to be outstanding ignoring the withholding of shares of common stock to cover applicable taxes. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. We did not deem outstanding shares of common stock issuable as directors’ fees or pursuant to employment contracts within 60 days after March 5, 2018, as the number of shares is not able to be calculated at this time.  Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name of Principal Stockholders and Identity of Group	Number of Shares Owned	Percent of Class	Notes:

Andrew I. Sealfon	8,127,250	21%	(1)
Dr. Paul Mark Baker	1,863,185	5%	(2)
Mark Pastreich	440,505	1%	—
Arthur J. Radin	313,005	1%	—
Brad A. Sealfon	132,439	*	—
Joseph M. Manko, Jr.	7,266,907	19%	(3)
David W. Anderson	17,262	*	—
Karen Fisher	500,000	1%	—
Eric Bauer	125,000	*	—
Dr. Fred Ma	129,019	*	—

All Directors and Officers as a Group	18,914,572	48%	(3)

Horton Capital Management, LLC	7,266,907	19%	(3)

Total of all Directors, Officers and 5% stockholders	18,914,572	48%	—

__________

(1)

Does not include approximately 115,000 shares of common stock owned by Mr. Andrew Sealfon’s wife, 129,939 shares of common stock held by Mr. Sealfon’s son, Brad A. Sealfon, or 85,000 shares of common stock held by Mr. Sealfon’s daughter, Carolyn Sealfon, as to which Mr. Sealfon disclaims beneficial ownership.

(2)	Includes shares owned by Andrea Baker, Dr. Baker’s wife.

(3)

Each of Mr. Manko and Horton Capital Management, LLC, a Delaware limited liability company (“HCM”), may be deemed to beneficially own 7,266,907 shares of common stock, including 6,206,907 shares of common stock held by Horton Capital Partners Fund, LP, a Delaware limited partnership (“HCPF”), and excluding 1,000,000 shares of common stock issuable upon the exercise of the Warrant, dated August 8, 2014, issued to HCPF due to a conversion cap.  Such conversion cap precludes HCPF from exercising the Warrant to the extent that HCPF would, after such exercise, beneficially own (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended) in excess of 9.99% of the shares of common stock of the Company then outstanding, unless Horton waives this provision with permission of the Company.  On September 8, 2017, Horton waived this provision and requested the warrant to be exercised, but Company permission was not granted.  Pursuant to investment management agreements, HCM maintains investment and voting power with respect to 6,206,907 shares of common stock held by HCPF.  Despite the delegation of investment and voting power to HCM, Horton Capital Partners LLC, a Delaware limited liability company (“HCP”), may be also deemed to be the beneficial owner of 6,206,907 shares of common stock held by HCPF because HCP has the right to acquire investment and voting power through termination of investment management agreements with HCM.  In addition, HCM acts as an investment adviser to certain managed accounts.  Under investment management agreements with managed account clients, HCM has investment and voting power with respect to 1,060,000 shares of common stock of the Company held in such managed accounts.  HCP is the general partner of HCPF.  Mr. Manko is the managing member of both HCM and HCP.  The address of Mr. Manko, HCM, HCP and HCPF is 1717 Arch Street, 39th Floor, Philadelphia, PA 19103.

Equity Compensation Plan Information

as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,038,000	$0.41	2,962,000
Equity compensation plans not approved by security holders (1)	—	—	—
Total	1,038,000	$0.41	2,962,000

__________

(1)

Non-employee directors receive quarterly shares of common stock in an amount equal to $12,500 as determined by the closing bid price of the Company’s common stock as reported by the OTC Markets Inc. on the last day of the quarter (the “Closing Price”).  Pursuant to Dr. Ma’s employment agreement, Dr. Ma receives quarterly shares of common stock in an amount equal to $15,000 as determined by the Closing Price.  The Company has reserved 200,000 shares for issuance to Dr. Ma, of which 129,019 have been issued as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

To reduce corporate travel expenses, we maintain and operate a corporate aircraft.  Since 1992, the aircraft has been leased from AMI Aviation, Inc. Mr. Andrew Sealfon, the Company’s President and Chief Executive Officer, is a majority shareholder in AMI Aviation. The lease expenses paid were $13,421 for the ten months ended December 31, 2017. The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.  We believe the AMI lease is on terms competitive with those that could be obtained from unaffiliated third parties.

In February 2011, the Company added Mr. Mark Pastreich as a director.  Mr. Pastreich is a principal in the company that owns the building leased by the Company located at 24 Carpenter Road, Chester, New York 10918.  The Company is in year nineteen of a twenty-year lease. The Company’s current lease payments for the ten months ended December 31, 2017 were approximately $110,420 plus 65% of the building’s annual property taxes, amounting to $41,959.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088.

In affirmatively determining whether a director is “independent”, the Board of Directors uses the definition of independence set forth in the rules of the NASDAQ. The Board of Directors, in applying these standards, has affirmatively determined that its current “independent” directors are Messrs. Radin, Anderson, Manko and Dr. Baker.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by McGrail Merkel Quinn & Associates, P.C., an independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2017 and February 28, 2017, respectively.

Fee Category	Ten Months Ended December 31, 2017	Twelve Months Ended February 28, 2017
Audit Fees	$ 35,000	$ 39,000

Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the ten months ended December 31, 2017, and the twelve months ended February 28, 2017, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules are filed in Part II, Item 8 hereof.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation dated December 28, 2016 (previously filed with Form 10-Q for the quarter ended November 30, 2016 and incorporated by reference).

3(ii)	Amended and Restated By-Laws dated October 5, 2016 (previously filed with Form 10-Q for the quarter ended August 31, 2016 and incorporated by reference).

4.1	Securities Purchase Agreement with Horton Capital Partners Fund, L.P. dated August 8, 2014 (previously filed with Form 10-K for the fiscal year ended February 28, 2015 and incorporated by reference).

10.1	Executive Employment Agreement for Karen Fisher, Chief Financial Officer dated January 15, 2015 (previously filed with Form 10-Q for the quarter ended August 31, 2016 and incorporated by reference).

10.2	Executive Employment Agreement for Fred Ma, Chief Medical Officer dated November 1, 2016, (previously filed with Form 10-K for the fiscal year ended February 28, 2017 and incorporated by reference).

10.3

Executive Employment Agreement for Eric Bauer, Chief Operating Officer dated January 17, 2017, (previously filed with Form 10-K for the fiscal year ended February 28, 2017 and incorporated by reference).

10.4	Executive Termination Agreement for Eric Bauer, Chief Operating Officer dated December 19, 2017, filed herewith.

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 202, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2017), furnished in XBRL (eXtensible Business Reporting Language).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2018.

REPRO MED SYSTEMS, INC.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2018.

/s/ Andrew I. Sealfon

Andrew I. Sealfon, President, Chairman of the Board, Director, and Chief Executive Officer

/s/ Dr. Paul Mark Baker

Dr. Paul Mark Baker, Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Arthur J. Radin

Arthur J. Radin, Director

/s/ Brad A. Sealfon

Brad A. Sealfon, Director

/s/ David Anderson

David Anderson, Director

________________

Joseph M. Manko, Jr., Director