Form 10-Q
period 2018-03-31
REPRO MED SYSTEMS INC
filed 2018-05-07
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 7, 2018, 38,047,260 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017	3

	Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017	4

	Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 6.	Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,033,155	$3,974,536
Certificates of deposit	158,909	263,269
Accounts receivable less allowance for doubtful accounts of $77,067 at March 31, 2018 and December 31, 2017	1,854,642	1,861,949
Inventory	1,800,549	1,658,681
Prepaid expenses	203,302	170,739
TOTAL CURRENT ASSETS	8,050,557	7,929,174
Property and equipment, net	773,948	836,283
Patents, net of accumulated amortization of $211,865 and $203,768 at March 31, 2018 and December 31, 2017, respectively	504,205	483,821
Other assets	31,582	31,582
TOTAL ASSETS	$9,360,292	$9,280,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$20,624	$22,481
Accounts payable	549,763	454,398
Accrued expenses	338,921	658,060
Accrued payroll and related taxes	196,628	334,903
Accrued tax liability	111,265	115,854
TOTAL CURRENT LIABILITIES	1,217,201	1,585,696
Deferred capital gain – long term	—	3,762
Deferred tax liability	24,004	21,675
TOTAL LIABILITIES	1,241,205	1,611,133

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,758,529 and 40,731,529 shares issued, 38,021,298 and 37,994,298 shares outstanding at March 31, 2018 and December 31, 2017, respectively	407,585	407,315
Additional paid-in capital	4,262,381	4,216,718
Retained earnings	3,793,325	3,389,898
	8,463,291	8,013,931
Less: Treasury stock, 2,737,231 shares at March 31, 2018 and December 31, 2017	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	8,119,087	7,669,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,360,292	$9,280,860

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

NET SALES	$4,033,224	$3,638,436
Cost of goods sold	1,567,400	1,536,482
Gross Profit	2,465,824	2,101,954

OPERATING EXPENSES
Selling, general and administrative	1,880,269	1,775,109
Research and development	9,848	45,906
Depreciation and amortization	74,578	74,880
Total Operating Expenses	1,964,695	1,895,895

Net Operating Profit	501,129	206,059

Non-Operating Income
Gain on currency exchange	9,424	17,074
Interest and other income	615	1,644
TOTAL OTHER INCOME	10,039	18,718

PROFIT BEFORE TAXES	511,168	224,777

Income Tax Expense	(107,741)	(97,826)

NET INCOME	$403,427	$126,951

NET INCOME PER SHARE

Basic	$0.01	$—
Diluted	$0.01	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,016,498	37,774,473
Diluted	38,781,445	37,831,079

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$403,427	$126,951
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Amortization of deferred compensation cost	—	7,000
Stock based compensation expense	45,933	50,330
Depreciation and amortization	74,578	74,880
Deferred capital gain - building lease	(5,620)	(5,620)
Deferred taxes	2,329	226
Provision for returns and doubtful accounts	—	(602)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	7,307	(336,305)
(Increase)/Decrease in inventory	(141,868)	66,908
(Increase)/Decrease in prepaid expense and other assets	(32,563)	99,936
Increase/(Decrease) in accounts payable	95,366	(156,791)
Decrease in accrued payroll and related taxes	(138,275)	(21,490)
(Decrease)/Increase in accrued expense	(319,139)	140,423
(Decrease)/Increase in accrued tax liability	(4,589)	97,600
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(13,114)	143,446

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(4,145)	(62,521)
Proceeds from certificate of deposit	104,360	—
Payments for patents	(28,482)	(41,718)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	71,733	(104,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(484)
NET CASH USED IN FINANCING ACTIVITIES	—	(484)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,619	38,723
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,974,536	3,417,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,033,155	$3,455,906

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$110,000	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$33,750	$33,750

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

FISCAL YEAR END

The Company’s fiscal year end is December 31.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2018, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of operations and cash flow for the three months periods ended March 31, 2018, and 2017.

The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Transition Annual Report for the ten months ended December 31, 2017, as filed with the Securities and Exchange Commission on Form 10-K.

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

REVENUE RECOGNITION

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  We adopted this ASU effective January 1, 2018 on a full retrospective basis.  Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures.  As such, prior period financial statements were not recast.

The Company’s revenues result from the sale of assembled products.  We recognize revenues when shipment occurs and at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in sales.

The Company generally does not accept return of goods shipped unless it is a Company error.  The only credits provided to customers are for defective merchandise.  The Company warrants the syringe driver from defects in materials and workmanship under normal use and the warranty does not include a performance obligation.  The costs under the warranty are expensed as incurred.

Provisions for distributor pricing and annual customer volume rebates are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded or when it’s probable the annual growth target will be achieved.  The rebates are provided to distributors for the difference in selling price to distributor and pricing specified to select customers.

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

STOCK-BASED COMPENSATION

The Company maintains a long-term incentive stock benefit plan under which it grants stock options and restricted stock to certain directors and key employees.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of restricted stock granted are recorded at the fair value of the shares at the grant date and are recognized over the vesting period.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM System.  Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization was zero for the three months ended March 31, 2018 and was $7,000 for the three months ended March 31, 2017; the agreement is fully amortized.

On June 24, 2016, Cyril Narishkin, the Company’s former Chief Operating Officer, executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was $16,000 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2018.

In January 2017, Brad Sealfon, the son of Andrew Sealfon, the Company’s President and Chief Executive Officer, consulted for the Company in its production and quality departments and was compensated $5,184.  In March 2017, Mr. Sealfon provided additional consulting as a principal of Stokequest, LLC for the Company in its marketing department and was compensated $2,000.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, the Company’s President and Chief Executive Officer. The lease payments were $3,876 and $5,375 for the three months ended March 31, 2018 and 2017, respectively.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year twenty of a twenty-year lease.  With a monthly lease amount of $11,042, the lease payments were $33,126 for the three months ended March 31, 2017, and $33,126 for the three months ended March 31, 2017.  The Company also paid property taxes for the three months ended March 31, 2018 in the amount of $12,712 and $12,167 for the three months ended March 31, 2017.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at monthly lease amount of $12,088.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2018	December 31, 2017

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	1,052,108	1,052,501
Manufacturing equipment and tooling	1,075,471	1,075,471
	2,352,703	2,353,096
Less: accumulated depreciation	(1,578,755)	(1,516,813)
Property and equipment, net	$773,948	$836,283

Depreciation expense was $66,480 and $69,008 for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 4  LEGAL PROCEEDINGS

The Company is involved in several lawsuits with its competitor, EMED Technologies Corp. (“EMED”), wherein EMED has alleged the Company’s needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices and various other claims.  Although no assurances can be given, the Company believes it likely that each of EMED’s patents at issue in these cases will be deemed invalid and that the Company will succeed on the merits with respect to all of the other elements of the cases.

The initial case involving EMED was filed by the Company in the United States District Court for the Eastern District of California on September 20, 2013, in response to a letter from EMED claiming infringement by RMS, and sought to establish the invalidity of the patent referenced in the letter – patent US 8,500,703 – or “’703.”  EMED answered the complaint and asserted patent infringement of ’703 and unfair business practice counterclaims. The Company responded by adding unfair business practice claims against EMED.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

On August 22, 2017, the Company filed a motion in this California case seeking a Preliminary Injunction prohibiting EMED from making false statements and claims regarding the products of both companies.  The motion has now been fully briefed, and the parties are awaiting action by the Court.

Earlier, on September 11, 2015, the Company requested an ex parte reexamination of the ’703 patent by the US Patent and Trademark Office (USPTO). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all EMED claims of the patent.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival, and the ex parte reexamination is ongoing.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement of another of its patents (US 8,961,476 – “’476”), by the Company’s needle sets, and seeking unspecified monetary damages. This ‘476 patent is related to the ‘703 patent.

On September 17, 2015 the Company requested an inter partes review (“IPR”) of ‘476, and in response to the Company’s request, the Court entered an order staying the second case until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in RMS’s favor invalidating all but one of the claims in this patent.  (The Company believes the remaining claim is not independently material to any of EMED’s litigation claims or RMS’s rights.)  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in the Company’s favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing.  The second court case in the Eastern District of Texas remains stayed pending EMED’s exhaustion of its rights of judicial review of the PTAB’s decision.

Following the PTAB’s Final Written Decision, EMED filed a new patent application claiming priority back to the application that issued as ‘703 at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to the Company’s needle sets, and seeking unspecified damages and a preliminary injunction against the Company’s marketing of its needle sets. RMS has filed a Motion to Dismiss or Transfer Venue to the Southern District of New York, as RMS has no physical or direct presence in the Eastern District of Texas.  RMS also filed an opposition to EMED’s preliminary injunction motion, to which EMED did not file a reply.  Decisions by the Court on these pending motions is expected shortly.

On April 23, 2018, EMED filed a new Civil Case in the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the first case, described above.  The Company is reviewing this newest action and will respond in due course.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 5  STOCKHOLDERS’ EQUITY

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of March 31, 2018, the Company had repurchased 396,606 shares at an average price of $0.45. The management of the Company has decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

NOTE 6  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.

As of March 31, 2018, there were outstanding 1,038,000 options awarded to certain executives, key employees and advisory board members under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2018 and March 31, 2017 was zero and $0.25, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2018 and March 31, 2017. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	March 31,
	2018	2017

Dividend yield	—	0.00%
Expected Volatility	—	70.90%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	5 Years
Risk-free rate	—	2.48%

The following table summarizes the status of the Plan:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,038,000	$0.41	905,000	$0.37
Granted	—	$—	500,000	$0.41
Exercised	—	$—	—	$—
Forfeited	—	—	60,000	$0.36
Outstanding at March 31	1,038,000	$0.41	1,345,000	$0.39
Options exercisable at March 31	756,385	$0.39	500,000	$0.38
Weighted average fair value of options granted during the period	—	$—	—	$0.25
Stock-based compensation expense	—	$12,183	—	$16,580

Total stock-based compensation expense, net of estimated forfeitures for stock option awards totaled $12,183 and $16,580 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2018 and March 31, 2017, was zero and $122,656, respectively.  There were no options exercised during the three months ended March 31, 2018 and March 31, 2017.

The following table presents information pertaining to options outstanding at March 31, 2018:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $0.50	1,038,000	5 years	$0.41	756,385	$0.39

As of March 31, 2018, there was $65,437 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested as of March 31, 2018 and March 31, 2017, was $156,425 and $98,432, respectively.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel and the outcome of litigation. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

The results of this year’s first quarter are an increase in net sales of 10.9% as compared with the same period last year, which included some variability due to a one-time back order issue.  For 2018, we anticipate growth in our needle set sales including an updated Super 26g High Flo administration set, and general organic growth supported by a comprehensive updated new FDA clearance per the RMS “Integrated Catch-Up Freedom Syringe Drive Infusion System” which became effective on August 31, 2017.  The expanded clearance includes specifications for use with Cuvitru® and Hizentra®, as well as intravenous antibiotics.  The Super 26g High Flo administration set was developed specifically to support recent approval of immunoglobulins for the neurological treatment of Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”).  Our gross margin percentage increased from 57.7% to 61.1% quarter over quarter, driven by ongoing operational efficiencies.  With improved sales, better margins and level operating expenses, net income improved significantly. In addition, we expect many of the SCIg providers, and others, will see benefit in using the FREEDOM System for additional uses such as neurology, antibiotics, chemotherapeutics, and pain medications.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to March 31, 2017

Net Sales

The following table summarizes our net sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change from Prior Year		% of Sales
	2018	2017	$	%	2018	2017
Sales
Domestic	$3,375,208	$2,995,447	$379,761	12.7%	83.7%	82.3%
International	658,016	642,989	15,027	2.3%	16.3%	17.7%
Total	$4,033,224	$3,638,436	$394,788	10.9%

Total net sales increased $0.4 million or 10.9% for the three months ended March 31, 2018 compared with the same period last year. This growth was driven mostly by increased volume in domestic needle sales, we believe due to the launch of a new drug and our 510(k) clearance described above.

Gross Profit

Our gross profit for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$2,465,824	$2,101,954	$363,870	17.3%
Stated as a Percentage of Net Sales	61.1%	57.8%

Gross profit increased $0.4 million or 17.3% in the three months ended March 31, 2018, compared to the same period in 2017. This increase in the quarter was mostly driven by the increase in net sales of $0.4 million.  In addition to higher sales, the increase in gross profit was driven by the positive results of implementing a nondestructive testing protocol which reduced scrap, and lower sterilization costs due to the consolidation of loads going to the sterilizer.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$1,880,269	$1,775,109	$105,160	5.9%
Research and development	9,848	45,906	(36,058)	(78.5%)
	$1,890,117	$1,821,015	$69,102	3.8%
Stated as a Percentage of Net Sales	46.9%	50.0%

Selling, general and administrative expenses increased $0.1 million, or 5.9%, during the three months ended March 31, 2018 compared to the same period last year, driven mostly by increased headcount to support our regulatory compliance requirements and legal fees due to a credit as we transitioned to new counsel in the three months ended March 31, 2017.

Research and development expenses decreased due to attrition during the three months ended March 31, 2018 compared with the same period last year.  We hired a new engineer in April 2018 and are committed to our research and development activities.

Depreciation and amortization

Depreciation and amortization expense decreased by 0.4 % to $74,578 in the three months ended March 31, 2018 compared with $74,880 in the three months ended March 31, 2017, primarily driven by investment in patent applications and maintenance of existing patents.

Net Income

	Three Months Ended March 31		Change from Prior Year
	2018	2017	$
Net Income	$403,427	$126,951	$276,476
Stated as a Percentage of Net Sales	10.0%	3.5%

Our net income for the three months ended March 31, 2018 was $0.4 million compared to $0.1 million for the three months ended March 31, 2017, driven by higher net sales, improved gross margin, level operating expenses and the impact of the new lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $4.0 million as of March 31, 2018.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, capital expenditures and patent costs.

We believe that as of March 31, 2018, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash (used in)/provided by operating activities	$(13,114)	143,446
Net cash provided by/(used in) investing activities	$71,733	(104,239)
Net cash used in financing activities	$—	(484)

Operating Activities

Net cash used in operating activities of $13,114 for the three months ended March 31, 2018 was primarily the result of increased inventory of $0.1 million as we build inventory to meet demand, and the pay out of bonuses, commissions and severance accrued for at December 31, 2017 totaling $0.6 million in aggregate.  Mostly offsetting these decreases were higher net income of $0.4 million and non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation of $45,933, as well as an increase in accounts payable of $0.1 million.

Net cash provided by operating activities of $0.1 million for the three months ended March 31, 2017 was primarily attributable to net income of $0.1 million, an increase in accrued expense and tax liability of $0.2 million, decreases in inventory and prepaids of $0.2 million, as well as non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets and stock based compensation of $50,330.  Partially offsetting these increases were the increase in accounts receivable of $0.3 million and the decrease in accounts payable of $0.2 million.

Investing Activities

Our net cash provided by investing activities of $0.1 million for the three months ended March 31, 2018 was mostly the result of the maturity of a certificate of deposit.  Net cash used in investing activities of $0.1 million for the three months ended March 31, 2017 was primarily attributable to our investment in capital assets, mostly related to production and computer equipment, and for new patent applications and maintenance of existing patents.

Financing Activities

There were no financing activities for the three months ended March 31, 2018 and we repurchased shares of the Company’s common stock in the amount of $484 for the three months ended March 31, 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX.  The Company issued 15,000 and 40,758 shares of common stock to its non-employee directors during the three months period ended March 31, 2018, and March 31, 2017, respectively.

The Company issued 12,000 and 32,609 shares of common stock to Dr. Fred Ma, its Chief Medical Officer, under the terms of his employment agreement, during the three months ended March 31, 2018, and March 31, 2017 respectively.

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases. As of March 31, 2018, the Company had repurchased 396,606 shares at an average price of $0.45.  There were no repurchases of common stock by the Company during the quarter ended March 31, 2018.  The management of the Company has decided to discontinue repurchasing its outstanding Common Stock for an undetermined period of time to utilize cash for capital investments needed to expand the business.  There is no expiration date to the repurchase plan.

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of March 31, 2018, there were outstanding 1,038,000 options awarded to certain executives, key employees and advisory board members under the Plan.

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

REPRO MED SYSTEMS, INC.

May 7, 2018	/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Chairman of the Board, Director, Chief Executive Officer

May 7, 2018	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer