Form 10-Q
period 2018-06-30
REPRO MED SYSTEMS INC
filed 2018-08-06
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, 38,195,214 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

TABLE OF CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	3

	Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and 2017	4

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,421,186	$3,974,536
Certificate of deposit (restricted cash)	1,504,818	—
Certificates of deposit	159,462	263,269
Accounts receivable less allowance for doubtful accounts of $77,067 at June 30, 2018 and $77,067 at December 31, 2017	1,840,094	1,861,949
Inventory	1,718,294	1,658,681
Prepaid expenses	255,888	170,739
TOTAL CURRENT ASSETS	8,899,742	7,929,174
Property and equipment, net	795,484	836,283
Patents, net of accumulated amortization of $220,340 and $203,768 at June 30, 2018 and December 31, 2017, respectively	531,685	483,821
Other assets	31,582	31,582
TOTAL ASSETS	$10,258,493	$9,280,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$15,003	$22,481
Accounts payable	711,947	454,398
Accrued expenses	539,473	658,060
Accrued payroll and related taxes	187,307	334,903
Accrued tax liability	91,488	115,854
TOTAL CURRENT LIABILITIES	1,545,218	1,585,696
Deferred capital gain – long term	—	3,762
Deferred tax liability	20,733	21,675
TOTAL LIABILITIES	1,565,951	1,611,133

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,907,991 and 40,731,529 shares issued, 38,170,760 and 37,994,298 shares outstanding at June 30, 2018 and December 31, 2017, respectively	409,080	407,315
Additional paid-in capital	4,358,618	4,216,718
Retained earnings	4,269,048	3,389,898
	9,036,746	8,013,931
Less: Treasury stock, 2,737,231 shares at June 30, 2018 and December 31, 2017	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	8,692,542	7,669,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,258,493	$9,280,860

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET SALES	$4,502,326	$3,829,457	$8,535,550	$7,467,893
Cost of goods sold	1,762,742	1,532,158	3,330,142	3,068,639
Gross Profit	2,739,584	2,297,299	5,205,408	4,399,254

OPERATING EXPENSES
Selling, general and administrative	2,022,631	2,005,336	3,902,900	3,780,445
Research and development	23,963	24,840	33,811	70,746
Depreciation and amortization	75,978	76,781	150,556	151,662
Total Operating Expenses	2,122,572	2,106,957	4,087,267	4,002,853

Net Operating Profit	617,012	190,342	1,118,141	396,401

Non-Operating (Expense)/Income
(Loss)/Gain on currency exchange	(19,838)	34,670	(10,414)	51,744
Interest and other income	5,501	421	6,116	2,066
TOTAL OTHER (EXPENSE)/INCOME	(14,337)	35,091	(4,298)	53,810

PROFIT BEFORE TAXES	602,675	225,433	1,113,843	450,211

Income Tax Expense	(126,952)	(76,961)	(234,693)	(174,788)

NET INCOME	$475,723	$148,472	$879,150	$275,423

NET INCOME PER SHARE

Basic	$0.01	$—	$0.02	$0.01
Diluted	$0.01	$—	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,100,040	37,825,209	38,058,500	37,799,981
Diluted	38,872,998	37,899,619	38,815,301	37,866,730

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$879,150	$275,423
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization of deferred compensation cost	—	7,000
Stock based compensation expense	94,170	41,479
Depreciation and amortization	150,556	151,662
Deferred capital gain - building lease	(11,240)	(11,240)
Deferred taxes	(941)	12,937
Provision for returns and doubtful accounts	—	(5,603)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	21,855	(597,699)
(Increase)/Decrease in inventory	(59,613)	94,177
(Increase)/Decrease in prepaid expense and other assets	(85,149)	33,174
Increase/(Decrease) in accounts payable	257,549	(492,919)
(Decrease)/Increase in accrued payroll and related taxes	(147,597)	71,113
Decrease in accrued expense	(118,587)	(12,207)
(Decrease)/Increase in accrued tax liability	(24,366)	161,851
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	955,787	(270,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(93,185)	(89,437)
Purchase of certificate of deposit (restricted cash)	(1,500,000)	—
Reinvested earnings on certificate of deposit (restricted cash)	(4,818)	—
Payments for patents	(64,436)	(53,346)
Proceeds/(reinvested earnings) from certificates of deposit	103,807	(1,196)
NET CASH USED IN INVESTING ACTIVITIES	(1,558,632)	(143,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	51,250	—
Payment for cancelled shares	(1,755)	(19,360)
Purchase of treasury stock	—	(484)
NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES	49,495	(19,844)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(553,350)	(434,675)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,974,536	3,417,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,421,186	$2,982,508

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$260,000	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$67,500	$67,500

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2018, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2018, and the results of operations and cash flow for the three and six month periods ended June 30, 2018, and 2017.

The results of operations for the three and six months ended June 30, 2018, and 2017 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on Form 10-K.

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

STOCK-BASED COMPENSATION

The Company maintains a long-term incentive stock benefit plan under which it grants stock options and stock to certain directors and key employees.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of restricted stock granted are recorded at the fair value of the shares at the grant date and are recognized over the vesting period.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM System.  Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization was zero for the three months ended June 30, 2018 and 2017, respectively, and zero and $7,000 for the six months ended June 30, 2018 and 2017, respectively; the agreement is fully amortized.

On June 24, 2016, Cyril Narishkin, the Company’s former Chief Operating Officer, executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was zero for the three months ended June 30, 2018 and 2017, respectively, and was zero and $16,000 for the six months ended June 30, 2018 and 2017, respectively.

In January 2017, Brad Sealfon, the son of Andrew Sealfon, a Company Director and former President and Chief Executive Officer, consulted for the Company in its production and quality departments and was compensated $5,184.  In March 2017, Mr. Sealfon provided additional consulting as a principal of Stokequest, LLC for the Company in its marketing department and was compensated $2,000.   Mr. Sealfon has not performed any consulting for the Company during the six months ended June 30, 2018.

LEASED AIRCRAFT

The Company leases an aircraft from a company controlled by Andrew Sealfon, a Company Director and former President and Chief Executive Officer. The lease payments were $3,876 for both three months ended June 30, 2018 and 2017, and $7,752 and $9,251 for the six months ended June 30, 2018 and 2017, respectively.  The original lease agreement has expired and the Company is currently on a month-to-month basis for rental payments.

BUILDING LEASE

Mr. Mark Pastreich, a director, is a principal in the entity that owns the building leased by Company. The Company is in year twenty of a twenty-year lease. With a monthly lease amount of $11,042, the lease payments were $33,126 for each of the three months ended June 30, 2018 and 2017 and $66,252 for each of the six months ended June 30, 2018 and 2017.  The Company also paid property taxes for the three months ended June 30, 2018 and 2017 in the amount of $12,720 and $12,418, respectively, and $25,432 and $24,585 for the six months ended June 30, 2018 and 2017, respectively.  On November 14, 2017, the Company executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at monthly lease amount of $12,088.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2018	December 31, 2017

Land	$54,030	$54,030
Building	171,094	171,094
Vehicles	60,784	43,836
Furniture, office equipment, and leasehold improvements	1,020,801	1,008,665
Manufacturing equipment and tooling	1,129,827	1,075,471
	2,436,536	2,353,096
Less: accumulated depreciation	(1,641,052)	(1,516,813)
Property and equipment, net	$795,484	$836,283

Depreciation expense was $67,504 and $70,154 for the three months ended June 30, 2018 and 2017, respectively, and $133,984 and $139,162 for the six months ended June 30, 2018 and 2017, respectively.

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

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement of another of its patents (US 8,961,476 – “’476”), by the Company’s needle sets, and seeking unspecified monetary damages. This ’476 patent is related to the ’703 patent.

On September 17, 2015 the Company requested an inter partes review (“IPR”) of ’476, and in response to the Company’s request, the Court entered an order staying the second case until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in RMS’s favor invalidating all but one of the claims in this patent.  (The Company believes the remaining claim is not independently material to any of EMED’s litigation claims or RMS’s rights.)  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in the Company’s favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing.  The second court case in the Eastern District of Texas remains stayed pending EMED’s exhaustion of its rights of judicial review of the PTAB’s decision.

Following the PTAB’s Final Written Decision in the IPR of ’476, EMED filed a new patent application claiming priority back to the application that issued as ’703 at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “’576” on November 7, 2017.  On this same date, EMED filed a new case (third case) in the United States District Court for the Eastern District of Texas claiming patent infringement of ’576, also directed to the Company’s needle sets, and seeking unspecified damages and a preliminary injunction against the Company’s marketing of its needle sets. RMS has filed a Motion to Dismiss or Transfer Venue to the Southern District of New York, as RMS has no physical or direct presence in the Eastern District of Texas.  RMS also filed an opposition to EMED’s preliminary injunction motion, to which EMED did not file a reply.  The Eastern District of Texas has now ordered the case moved to the Southern District of New York, which has now occurred.

On May 4, 2018 the Company requested an inter parties review (“IPR”) of ’576 and EMED’s response is due in mid-August.   Upon the submission of that Response, the Company intends to Move for Stay of the ’576 Southern District of New York matter.

EMED has petitioned the Eastern District of Texas for right to move the ’476 matter to the Southern District of New York and for leave to amend the original complaint, but neither request is believed likely to succeed as both issues are years past statutory deadlines and at odds with prior statements made by EMED in this matter.

On April 23, 2018, EMED filed a new Civil Case in the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the first case, described above.  The Company has filed a Motion to Dismiss and the parties are awaiting a decision by the Court.

Although the Company believes it has meritorious claims and defenses in these actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 5  STOCKHOLDERS’ EQUITY

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of June 30, 2018, the Company had repurchased 396,606 shares at an average price of $0.45. The management of the Company has decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

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

As of June 30, 2018, there were outstanding 931,000 options awarded to certain executives, key employees and advisory board members under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the six months ended June 30, 2018 and June 30, 2017 was $0.75 and $0.25, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2018 and June 30, 2017. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

	June 30,
	2018	2017

Dividend yield	0.00%	0.00%
Expected Volatility	65.2%	70.9-72.20%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	5 Years
Risk-free rate	2.80%	2.36-2.48%

The following table summarizes the status of the Plan:

	Six months Ended June 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,038,000	$0.41	905,000	$0.37
Granted	18,000	$1.33	518,000	$0.41
Exercised	125,000	$0.41	—	$—
Forfeited	—	$—	310,000	$0.36
Outstanding at June 30	931,000	$0.43	1,113,000	$0.39
Options exercisable at June 30	656,885	$0.39	538,000	$0.38
Stock-based compensation expense	—	$26,670	—	$(26,021)

Total stock-based compensation expense, net of estimated forfeitures for stock option awards totaled $26,670 and ($26,021) for the six months ended June 30, 2018 and June 30, 2017, respectively. Cash received from option exercises for the six months ended June 30, 2018 and 2017 was $51,250 and zero, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 and June 30, 2017, was $0.75 and $0.25, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2018 and June 30, 2017, was $30,664 and zero, respectively.

The following table presents information pertaining to options outstanding at June 30, 2018:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $1.33	931,000	5 years	$0.43	656,885	$0.39

As of June 30, 2018, there was $64,507 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 19 months. The total fair value of shares vested as of June 30, 2018 and June 30, 2017, was $135,979 and $107,732, respectively.

NOTE 7  DEBT OBLIGATIONS

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of Libor plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  As of June 30, 2018 the Company has no outstanding amounts against the line of credit.

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

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

Net sales increased 17.6% for the three months ended June 30, 2018, as compared with the same period last year.  The increase in net sales was driven by higher needle set sales, which we believe was bolstered by the FDA clearance for the RMS “Integrated Catch-Up Freedom Syringe Driver Infusion System” on August 31, 2017, which includes both subcutaneous medications, specifically immunoglobulins and intravenous medications, such as antibiotics as well as sales from the recently FDA approved first use of immunoglobulin for chronic inflammatory demyelinating polyneuropathy (“CIDP”) indication for the subcutaneous drug Hizentra®.  Net sales during the period included approximately $0.3 million of revenue related to one-time sales to support the clinical activities for pharmaceutical companies.  Net income for the period increased three-fold to $0.5 million, or 10.6% of net sales, which compares with $0.1 million reported during the second quarter of 2017.  Higher net sales combined with improved gross profits on relatively flat operating expenses and a favorable tax rate change contributed to the increase in profitability.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to June 30, 2017

Net Sales

The following table summarizes our net sales for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change from Prior Year		% of Sales
	2018	2017	$	%	2018	2017
Sales
Domestic	$3,582,392	$2,988,833	$593,559	19.9%	79.6%	78.0%
International	919,934	840,624	79,310	9.4%	20.4%	22.0%
Total	$4,502,326	$3,829,457	$672,869	17.6%

Total net sales increased $0.7 million or 17.6% for the three months ended June 30, 2018 compared with the same period last year. This growth was driven mostly by increased volume in domestic needle sales.  We believe our 510(k) clearance described above contributed to the increase, as well as sales to our pharmaceutical partners for clinical trials, which added $0.3 million for the three months.

Gross Profit

Our gross profit for the three months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$2,739,584	$2,297,299	$442,285	19.3%
Stated as a Percentage of Net Sales	60.8%	60.0%

Gross profit increased $0.4 million or 19.3% in the three months ended June 30, 2018, compared to the same period in 2017. This increase in the quarter was mostly driven by the increase in net sales.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$2,022,631	2,005,336	$17,295	0.9%
Research and development	23,963	24,840	(877)	(3.5%	)
	$2,046,594	2,030,176	$16,418	0.8%
Stated as a Percentage of Net Sales	45.5%	53.0%

Selling, general and administrative expenses during the three months ended June 30, 2018 were nearly even with the same period last year.  This resulted from higher regulatory salary and benefits to meet our compliance activities, the addition of a clinical and medical affairs associate and consulting for FDA submissions and international registrations in aggregate $0.2 million.  Additionally we incurred higher consulting and recruiting fees for investor relations and the chief executive officer search of $0.1 million.  Mostly offsetting these increases were lower legal fees of $0.1 million and lower salary and related benefits expense of $0.2 million due to the termination of the chief operating officer last year and decreased headcount in sales and marketing.

Research and development expenses are nearly even with the same period last year.  We hired a new engineer in April 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by 1.0 % to $75,978 in the three months ended June 30, 2018 compared with $76,781 in the three months ended June 30, 2017, as a result of decreased depreciation as more assets become fully depreciated offset by a continued investment in production equipment, and increased amortization expense of new patent applications and maintenance of existing patents.

Net Income

	Three Months Ended June 30,		Change from Prior Year
	2018	2017	$
Net Income	$475,723	148,472	327,251
Stated as a Percentage of Net Sales	10.6%	3.9%

Our net income for the three months ended June 30, 2018 was $0.5 million compared to $0.1 million for the three months ended June 30, 2017, driven by higher net sales, level operating expenses and the impact of the new lower income tax rate.  Partially offsetting this was a negative foreign exchange effect of $54,508 versus last year.

Six months ended June 30, 2018 compared to June 30, 2017

Net Sales

The following table summarizes our net sales for the six months ended June 30, 2018 and 2017:

	Six months Ended June 30,		Change from Prior Year		% of Sales
	2018	2017	$	%	2018	2017
Sales
Domestic	$6,957,600	$5,984,280	$973,320	16.3%	81.5%	80.1%
International	1,577,950	1,483,613	94,337	6.4%	18.5%	19.9%
Total	$8,535,550	$7,467,893	$1,067,657	14.3%

Total net sales increased $1.1 million or 14.3% for the six months ended June 30, 2018 driven largely by needle set sales.  We believe our 510(k) clearance described above contributed to the increase, as well as sales to our pharmaceutical partners for clinical trials which added $0.4 million for the six months.

Gross Profit

Our gross profit for the six months ended June 30, 2018 and 2017 is as follows:

	Six months Ended June 30,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$5,205,408	$4,399,254	$806,154	18.3%
Stated as a Percentage of Net Sales	61.0%	58.9%

Gross profit increased $0.8 million or 18.3% in the six months ended June 30, 2018, compared to the same period last year. This increase was driven by the increase in net sales of $1.1 million.  Additionally, production operating efficiencies contributed to improved gross margin.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the six months ended June 30, 2018 and 2017 are as follows:

	Six months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$3,902,900	$3,780,445	$122,455	3.2%
Research and development	33,811	70,746	(36,935)	(52.2)%
	$3,936,711	$3,851,191	$85,520	2.2%
Stated as a Percentage of Net Sales	46.1%	51.6%

Selling, general and administrative expenses increased $0.1 million, or 3.2%, during the six months ended June 30, 2018 compared to the same period last year.  This resulted from higher regulatory salary and benefits to meet our compliance activities, the addition of a clinical and medical affairs associate and consulting fees for FDA submissions and international registrations in aggregate $0.3 million.  Additionally we incurred higher consulting and recruiting fees for investor relations and the chief executive officer search of $0.2 million.  Mostly offsetting these increases were lower salary and related benefits expense of $0.4 million due to the termination of the chief operating officer last year and decreased headcount in sales and marketing.

Research and development expense decreased by 52.2%, primarily due to attrition for the period compared with last year.  We have since hired an engineer.

Depreciation and amortization

Depreciation and amortization expense decreased by 0.7% to $150,556 in the six months ended June 30, 2018 compared with $151,662 in the six months ended June 30, 2017 as a result of decreased depreciation as more assets become fully depreciated offset by a continued investment in production equipment, and increased amortization expense of new patent applications and maintenance of existing patents.

Net Income

	Six months Ended June 30,		Change from Prior Year
	2018	2017	$
Net Income	$879,150	$275,423	$603,727
Stated as a Percentage of Net Sales	10.3%	3.7%

Our net income for the six months ended June 30, 2018 was $0.9 million compared to a net income of $0.3 million for the six months ended June 30, 2017.  This $0.6 million change was mostly a result of the increase in net sales, a 2.2% increase in selling, general and administrative and research and development expenses as described above as well as a lower income tax rate.  Partially offsetting this was a negative foreign exchange effect of $62,158 versus last year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.4 million as of June 30, 2018.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, capital expenditures and patent costs.

We believe that as of June 30, 2018, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of Libor plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  As of June 30, 2018, the Company has no outstanding amounts against the line of credit.

We continue to be in litigation with a competitor, EMED Technologies Corporation (“EMED”) and have incurred a significant amount of legal fees in connection with that process.  Although the Company believes it has meritorious claims and defenses in the actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cash Flows

The following table summarizes our cash flows:

	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Net cash provided by/(used in) operating activities	$955,787	$(270,852)
Net cash used in investing activities	$(1,558,632)	$(143,979)
Net cash provided by/(used in) financing activities	$49,495	$(19,844)

Operating Activities

Net cash provided by operating activities of $1.0 million for the six months ended June 30, 2018 was primarily the result of net income of $0.9 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets and stock based compensation of $0.1 million, as well as an increase in accounts payable of $0.3 million due to higher supplier payables.  Partially offsetting these were payments for insurance renewals, severance, bonus and commission payments.

Net cash used in operating activities of $0.3 million for the six months ended June 30, 2017 was primarily attributable to an increase in accounts receivable of $0.6 million and a decrease in accounts payable of $0.5 million mostly due to the payment of legal fees in the period.  Offsetting this was net income of $0.3 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible, intangible assets and stock based compensation of $41,479, a decrease in inventory of $0.1 million and increase in tax liability resulting from increased profits.

Investing Activities

Our net cash used for investing activities of $1.6 million for the six months ended June 30, 2018 was mostly the result of the purchase of a certificate of deposit.  Net cash used in investing activities of $0.1 million for the six months ended June 30, 2017 was primarily attributable to our investment in capital assets, mostly related to production and computer equipment, and for new patent applications and maintenance of existing patents.

Financing Activities

Net cash provided by financing activities was $49,495 for the six months ended June 30, 2018 mostly resulting from the exercise of options.  Net cash used in financing activities was $19,844 for the six months ended June 30, 2017 mostly resulting from the cancellation of shares.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX.  The Company issued 14,424 and 29,424 shares of common stock to its non-employee directors during the three and six month period ended June 30, 2018, respectively.

The Company issued 11,538 and 23,538 shares of common stock to Dr. Fred Ma, its Chief Medical Officer, under the terms of his employment agreement, during the three and six month periods ended June 30, 2018, respectively.

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases. As of June, 2018, the Company had repurchased 396,606 shares at an average price of $0.45.  There were no repurchases of common stock by the Company during the quarter ended June 30, 2018.  The management of the Company has decided to discontinue repurchasing its outstanding Common Stock for an undetermined period of time to utilize cash for capital investments needed to expand the business.  There is no expiration date to the repurchase plan.

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of June 30, 2018, there were outstanding 931,000 options awarded to certain executives, key employees and advisory board members under the Plan.

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

REPRO MED SYSTEMS, INC.

August 6, 2018	/s/ Daniel S. Goldberger
Daniel S. Goldberger, Chairman of the Board, Interim President and Chief Executive Officer

August 6, 2018	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer