Form 10-Q
period 2018-09-30
REPRO MED SYSTEMS INC
filed 2018-11-09
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 9, 2018, 38,216,932 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

PART I – ITEM 1.  FINANCIAL STATEMENTS.

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,649,332	$3,974,536
Certificates of deposit	1,671,004	263,269
Accounts receivable less allowance for doubtful accounts of $77,067 at September 30, 2018 and $77,067 at December 31, 2017	1,510,630	1,861,949
Inventory	1,949,403	1,658,681
Prepaid expenses	348,085	170,739
TOTAL CURRENT ASSETS	9,128,454	7,929,174
Property and equipment, net	821,313	836,283
Patents, net of accumulated amortization of $229,693 and $203,768 at September 30, 2018 and December 31, 2017, respectively	595,754	483,821
Other assets	31,582	31,582
TOTAL ASSETS	$10,577,103	$9,280,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$9,383	$22,481
Accounts payable	591,919	454,398
Accrued expenses	627,237	658,060
Accrued payroll and related taxes	121,203	334,903
Accrued tax liability	55,002	115,854
TOTAL CURRENT LIABILITIES	1,404,744	1,585,696
Deferred capital gain – long term	—	3,762
Deferred tax liability	32,509	21,675
TOTAL LIABILITIES	1,437,253	1,611,133

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,932,445 and 40,731,529 shares issued, 38,195,214 and 37,994,298 shares outstanding at September 30, 2018 and December 31, 2017, respectively	409,324	407,315
Additional paid-in capital	4,419,129	4,216,718
Retained earnings	4,655,601	3,389,898
	9,484,054	8,013,931
Less: Treasury stock, 2,737,231 shares at September 30, 2018 and December 31, 2017	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	9,139,850	7,669,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,577,103	$9,280,860

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET SALES	$4,547,187	$3,849,338	$13,082,737	$11,317,231
Cost of goods sold	1,655,619	1,470,680	4,985,761	4,539,320
Gross Profit	2,891,568	2,378,658	8,096,976	6,777,911

OPERATING EXPENSES
Selling, general and administrative	2,203,614	1,893,911	6,106,514	5,674,357
Research and development	126,923	14,852	160,735	85,598
Depreciation and amortization	78,345	77,517	228,900	229,178
Total Operating Expenses	2,408,882	1,986,280	6,496,149	5,989,133

Net Operating Profit	482,686	392,378	1,600,827	788,778

Non-Operating (Expense)/Income
(Loss)/Gain on currency exchange	(5,842)	10,419	(16,256)	62,164
Gain on sale of fixed asset	6,000	—	6,000	—
Interest and other income	6,972	361	13,088	2,427
TOTAL OTHER (EXPENSE)/INCOME	7,130	10,780	2,832	64,591

PROFIT BEFORE TAXES	489,816	403,158	1,603,659	853,369

Income Tax Expense	(103,263)	(137,404)	(337,956)	(312,192)

NET INCOME	$386,553	$265,754	$1,265,703	$541,177

NET INCOME PER SHARE

Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,194,682	37,898,357	38,104,393	37,833,133
Diluted	38,985,684	38,072,425	38,875,737	37,934,851

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,265,703	$541,177
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred compensation cost	—	7,000
Stock based compensation expense	154,925	87,271
Depreciation and amortization	228,900	229,178
Gain on sale of fixed asset	(6,000)	—
Deferred capital gain - building lease	(16,860)	(16,860)
Deferred taxes	10,834	8,843
Provision for returns and doubtful accounts	—	58,339
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	351,319	(243,428)
Increase in inventory	(290,722)	(225,177)
(Increase)/Decrease in prepaid expense and other assets	(177,346)	37,753
Increase/(Decrease) in accounts payable	137,521	(409,171)
Decrease in accrued payroll and related taxes	(213,700)	(17,253)
(Decrease)/Increase in accrued expense	(30,823)	136,045
(Decrease)/Increase in accrued tax liability	(60,852)	303,349
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,352,899	497,066

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(188,006)	(160,946)
Purchase of certificate of deposit	(1,500,000)	—
Proceeds on sale of fixed assets	6,000	—
Payments for patents	(137,858)	(70,556)
Proceeds/(reinvested earnings) from certificates of deposit	92,266	(1,196)
NET CASH USED IN INVESTING ACTIVITIES	(1,727,598)	(232,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	51,250	—
Payment for cancelled shares	(1,755)	(19,360)
Purchase of treasury stock	—	(484)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	49,495	(19,844)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(325,204)	244,524
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,974,536	3,417,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,649,332	$3,661,707

Supplemental Information
Cash paid during the periods for:
Interest	$—	$—
Taxes	$378,000	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$103,333	$101,250

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2018, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2018, and the results of operations and cash flow for the three and nine month periods ended September 30, 2018, and 2017.

The results of operations for the three and nine months ended September 30, 2018, and 2017 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Transition Annual Report for the ten months ended December 31, 2017, as filed with the Securities and Exchange Commission on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of this ASU on its financial statements, disclosure requirements and methods of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU on our financial statements, disclosure requirements and methods of adoption.  In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842.  For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities.  The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

STOCK-BASED COMPENSATION

The Company maintains a long-term incentive stock benefit plan under which it grants stock options to certain directors and key employees.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted to certain directors and employees are recorded at the fair value of the shares at the grant date and are recognized over the vesting period.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

On December 20, 2013, we executed an agreement effective March 1, 2014, with a Company director, Dr. Paul Mark Baker, to provide clinical research and support services related to new and enhanced applications for the FREEDOM System.  Authorized by the Board of Directors, the agreement provided for payment of 420,000 shares of common stock valued at $0.20 per share over a three-year period.  Amortization was zero for the three months ended September 30, 2018 and 2017, respectively, and zero and $7,000 for the nine months ended September 30, 2018 and 2017, respectively; the agreement is fully amortized.

On June 24, 2016, Cyril Narishkin, the Company’s former Chief Operating Officer, executed a termination and general release agreement, which terminated his previous consulting agreement, and resigned as an officer and director for personal reasons.  Mr. Narishkin was compensated for services as a consultant through January 31, 2017 at a monthly rate of $16,000 per month for up to eight days of service a month upon request of the Company.  Mr. Narishkin’s compensation was zero for the three months ended September 30, 2018 and 2017, respectively, and was zero and $16,000 for the nine months ended September 30, 2018 and 2017, respectively.

LEASED AIRCRAFT

The Company leased an aircraft from a company controlled by Andrew Sealfon, a Company director and former President and Chief Executive Officer. The lease payments were $1,292 and $3,876 for the three months ended September 30, 2018 and 2017, respectively and $9,045 and $13,128 for the nine months ended September 30, 2018 and 2017, respectively.  Upon the termination of Mr. Sealfon as President and Chief Executive Officer on July 25, 2018, the Company ceased leasing this aircraft.

BUILDING LEASE

Mr. Mark Pastreich, a Director, is a principal in the entity that owns the building leased by Company. The Company is in year twenty of a twenty-year lease. With a monthly lease amount of $11,042, the lease payments were $33,126 for each of the three months ended September 30, 2018 and 2017 and $99,378 for each of the nine months ended September 30, 2018 and 2017.  The Company also paid property taxes for the three months ended September 30, 2018 and 2017 in the amount of $12,431 and $12,862, respectively, and $37,863 and $37,447 for the nine months ended September 30, 2018 and 2017, respectively.  On November 14, 2017, the Company executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2018	December 31, 2017

Land	$54,030	$54,030
Building	171,094	171,094
Vehicles	57,920	43,836
Furniture, office equipment, and leasehold improvements	1,032,895	1,008,665
Manufacturing equipment and tooling	1,194,683	1,075,471
	2,510,622	2,353,096
Less: accumulated depreciation	(1,689,309)	(1,516,813)
Property and equipment, net	$821,313	$836,283

Depreciation expense was $68,991 and $70,898 for the three months ended September 30, 2018 and 2017, respectively, and $202,975 and $210,060 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 4  LEGAL PROCEEDINGS

The Company is involved in several lawsuits with its competitor, EMED Technologies Corporation (“EMED”), wherein EMED has alleged the Company’s needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices and various other claims.  Although no assurances can be given, the Company believes it likely that each of EMED’s patents at issue in these cases will be deemed invalid and that the Company will succeed on the merits with respect to all of the other elements of the cases.

The initial case involving EMED was filed by the Company in the United States District Court for the Eastern District of California on September 20, 2013, in response to a letter from EMED claiming infringement by the Company, and sought to establish the invalidity of the patent referenced in the letter – patent US 8,500,703 – or “’703.”  EMED answered the complaint and asserted patent infringement of ’703 and unfair business practice counterclaims. The Company responded by adding unfair business practice claims against EMED.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

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

On September 17, 2015 the Company requested an inter partes review (“IPR”) of ’476, and in response to the Company’s request, the Court entered an order staying the second case until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in the Company’s favor invalidating all but one of the claims in this patent.  The Company believes the remaining claim is not independently material to any of EMED’s litigation claims or the Company’s rights.  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in the Company’s favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari regarding Federal Court’s upholding of the PTAB’s Final Written Decision, which was denied on October 29, 2018, thus finally affirming the PTAB’s invalidation of ’476, save for one dependent claim.  As EMED did not plead this dependent claim in the charge of infringement, the Company expects the Eastern District of Texas to dismiss the ’476 case.

Following the PTAB’s Final Written Decision in the IPR of ’476, EMED filed a new patent application claiming priority back to the application that issued as ’703 at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “’576” on November 7, 2017.  On this same date, EMED filed a new case (third case) in the United States District Court for the Eastern District of Texas claiming patent infringement of ’576, also directed to the Company’s needle sets, and seeking unspecified damages and a preliminary injunction against the Company’s marketing of its needle sets.  The Company filed a Motion to Dismiss or Transfer Venue to the Southern District of New York (“SDNY”), which has resulted in the transfer to the SDNY.

On May 4, 2018 the Company requested an IPR of ’576 and EMED’s response was filed on August 24, 2018.  On November 2, 2018, the PTAB issued its decision denying institution of an IPR for ’576.  Consequently, the SDNY Court has lifted the stay of EMED’s ’576 infringement lawsuit and the Company will present its defenses to validity and infringement of the ’576 patent in that Court.  The SDNY Court has further ordered the parties to participate in a settlement conference tentatively set for January 2019.

EMED has petitioned the Eastern District of Texas for right to move the ’476 matter to the SDNY and for leave to amend the original complaint, but neither request is believed likely to succeed as both issues are years past statutory deadlines and at odds with prior statements made by EMED in this matter.

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

NOTE 5  STOCKHOLDERS’ EQUITY

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases.  As of September 30, 2018, the Company had repurchased 396,606 shares at an average price of $0.45. In June 2017, management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.

NOTE 6  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.

As of September 30, 2018, there were outstanding 1,919,000 options awarded to certain executives, key employees and advisory board members under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2018 and September 30, 2017. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

September 30,
	2018	2017

Dividend yield	0.00%	0.00%
Expected Volatility	62.8 - 65.2%	70.1 - 72.20%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5 Years	5 Years
Risk-free rate	2.80 - 2.90%	2.30 - 2.48%

The following table summarizes the status of the Plan:

	Nine months Ended September 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,038,000	$0.41	905,000	$0.37
Granted	1,018,000	$1.23	568,000	$0.41
Exercised	125,000	$0.41	—	$—
Forfeited	12,000	$0.87	310,000	$0.36
Outstanding at September 30	1,919,000	$0.85	1,163,000	$0.40
Options exercisable at September 30	666,969	$0.40	573,000	$0.38
Stock-based compensation expense	—	$51,592	—	$(13,979)

Total stock-based compensation expense, net of estimated forfeitures for stock option awards totaled $51,592 and ($13,979) for the nine months ended September 30, 2018 and September 30, 2017, respectively. Cash received from option exercises for the nine months ended September 30, 2018 and 2017 was $51,250 and zero, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 and September 30, 2017, was $0.68 and $0.22, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2018 and September 30, 2017, was $30,664 and zero, respectively.

The following table presents information pertaining to options outstanding at September 30, 2018:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $1.33	1,919,000	5 years	$0.85	666,969	$0.40

As of September 30, 2018, there was $712,745 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 34 months. The total fair value of shares vested as of September 30, 2018 and September 30, 2017, was $139,569 and $116,305, respectively.

NOTE 7  DEBT OBLIGATIONS

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.  As of September 30, 2018, the Company has no outstanding amounts against the line of credit.

NOTE 8  MANAGEMENT CHANGES

On July 25, 2018, the Board of Directors of RMS removed Andrew I. Sealfon as President, Chief Executive Officer and Chairman of the Board, effective immediately.  Consequently, Mr. Sealfon’s employment was terminated.  Mr. Sealfon remains a director.  Also on July 25, 2018, Daniel S. Goldberger was appointed as President and Chief Executive Officer on an interim basis and as Chairman of the Board, and replaced as the Lead Director.  The Board appointed Joseph M. Manko, Jr., a current RMS director, as Lead Director.

On September 4, 2018, Donald B. Pettigrew was employed as the Company’s President and Chief Commercial Officer.  Mr. Pettigrew’s annual base compensation is $325,000 and he will be eligible to earn an annual bonus in accordance with the Company policy and procedure for granting of a specified executive bonus which is equivalent to 50% of base compensation based on achievement of goals payable in cash.  Mr. Pettigrew will receive a sign-on stock option grant of 1,000,000 non-qualified stock options at an exercise price of $1.23 that vest twenty-five percent 25% at the one (1) year anniversary of the Effective Date and twelve and one-half percent (12.5%) every six (6) months thereafter until fully vested.  Mr. Pettigrew will also receive reimbursement for commuting expenses to and from the corporate offices for up to twelve (12) months following the effective date of his agreement.

On October 12, 2018, the Company entered into an employment agreement with Daniel S. Goldberger with respect to his service as interim Chief Executive Officer (the “Employment Agreement”).  Mr. Goldberger’s monthly base compensation is $30,000 a month and he received a signing bonus in the amount of $75,000.  Mr. Goldberger will receive a performance bonus based upon amounts payable to the person who first succeeds Mr. Goldberger as chief executive officer of the Company, which performance bonus will equal 50% of the initial annual base salary and 50% of the initial target bonus payable to such successor (the “Performance Bonus”). The Performance Bonus will be paid in cash and/or shares of the Company’s Common Stock, as may be determined in the sole discretion of the Board, sixty (60) days following Mr. Goldberger’s termination of employment under the employment agreement. Notwithstanding the above, no Performance Bonus will be paid to Mr. Goldberger in the event he becomes the chief executive officer of the Company following his tenure under the Employment Agreement, he resigns his employment prior to the appointment of his successor to the position of chief executive officer of the Company, he is terminated by the Company for “Cause” (as defined in the Employment Agreement), or he fails to use his best efforts in assisting in the orderly transition of his successor to the position of chief executive officer of the Company (as determined by the Board).  Mr. Goldberger was issued a 10-year non-qualified option under the Company’s 2015 Stock Option Plan to purchase up to 500,000 shares of the Company’s Common Stock at an exercise price of $1.57 per share, of which 100,000 shares vested immediately, and the remaining 400,000 shares will vest at the rate of 25,000 shares per completed quarter.

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

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

Net sales increased 18.1% for the three months ended September 30, 2018, as compared with the same period last year.  The increase in net sales was driven by higher needle set sales, which we believe continues to be bolstered by the FDA clearance for the RMS “Integrated Catch-Up Freedom Syringe Driver Infusion System” on August 31, 2017, which includes both subcutaneous medications, specifically immunoglobulins and intravenous medications, such as antibiotics, as well as sales from the recently FDA approved use of immunoglobulin for chronic inflammatory demyelinating polyneuropathy (“CIDP”) indication for the subcutaneous drug Hizentra®.

Operating efficiencies during the quarter resulted in improved gross margins for the quarter ended September 30, 2018, 64% compared with 62% for the same period last year.

Our research and development activities and costs grew during the three months ended September 30, 2018, as compared with the same period last year as we increased staff and related activities.

Despite the increases in operating expenses by 21%, net income for the period increased 45.5% to $0.4 million, or 8.5% of net sales, which compares with $0.3 million, or 6.9% of net sales, reported during the third quarter of 2017. Higher net sales combined with improved gross margins and a favorable tax rate change contributed to the increase in profitability.

On July 25, 2018, the Board of Directors of RMS removed Andrew I. Sealfon as President, Chief Executive Officer and Chairman of the Board, effective immediately.  Consequently, Mr. Sealfon’s employment was terminated.  Mr. Sealfon remains a director.  Also on July 25, 2018, Daniel S. Goldberger was appointed as President and Chief Executive Officer on an interim basis and as Chairman of the Board, and replaced as the Lead Director.  The Board appointed Joseph M. Manko, Jr., a current RMS director, as Lead Director.

On September 4, 2018, the Company entered into an employment agreement with Donald B. Pettigrew to serve as its President and Chief Commercial Officer.  We are actively recruiting to fill several senior level positions throughout the organization as well as seeking a successor to the interim Chief Executive Officer, all of which are expected to increase our salary and benefits recorded in selling, general and administrative expense in the future.

On September 17, 2018, the Board of Directors of the Company formed a special committee of the Board (the “Special Committee”) with authority to investigate, evaluate, make decisions, and take any and all action with respect to (a) a purported request (i) from Andrew I. Sealfon, Dr. Paul M. Baker and Andrea Baker, in their capacities as shareholders of the Company, to call a special shareholders’ meeting and (ii) from Mr. Sealfon and Dr. Baker, in their capacities as directors of the Company, to call a special meeting of the Board (collectively, the “Special Meetings Request”); and (b) issues of proper consideration for the Board raised by certain discoveries involving Mr. Sealfon prior to his termination from the Company.  The Special Committee has identified certain deficiencies in the Special Meetings Request based upon its review of the Special Meetings Request to date and have communicated those to Mr. Sealfon and Dr. Baker.  Shortly following the termination of Mr. Sealfon’s employment and service as President, Chief Executive Officer and Chairman of the Board, certain non-financial discoveries were made involving Mr. Sealfon prior to his termination from the Company.  On the advice of and through Company counsel, the Company engaged Kroll, a division of Duff & Phelps Corporation, to perform an independent investigation of certain of Mr. Sealfon’s non-financial activities while employed by the Company.  The Special Committee, through counsel, will oversee Kroll with respect to this ongoing investigation.  The Special Committee has retained Olshan Frome Wolosky LLP for legal advice.  Total legal fees increased $0.3 million quarter over quarter and included $0.1 million related to the matters now under the purview of the Special Committee.  The Company expects these expenses, as well as those related to the EMED litigation, may increase in the fourth quarter of 2018 and early 2019.

Horton Capital Partners Fund, LP (“HCPF”) holds Warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.45 per share, pursuant to a previously disclosed agreement with the Company dated August 8, 2014. The Warrant includes a conversion cap that precludes HCPF from exercising the Warrant to the extent that HCPF would, after such exercise, beneficially own (as determined in accordance with Section 13(d) of the Act) in excess of 9.99% of the shares of Common Stock then outstanding, unless HCPF elects to waive this provision with the agreement of the Company. As HCPF already owns in excess of 9.99% of the outstanding shares of Common Stock, this provision was waived by HCPF on August 31, 2018 and acknowledged by the Company on September 12, 2018.  On September 13, 2018, HCPF notified the Company of its intention to exercise the warrant in full at a closing to take place no earlier than November 12, 2018, or 61 days from the Company’s acknowledgement.

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared to September 30, 2017

Net Sales

The following table summarizes our net sales for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change from Prior Year		% of Sales
	2018	2017	$	%	2018	2017
Sales
Domestic	$3,699,410	$3,209,345	$490,065	15.3%	81.4%	83.4%
International	847,777	639,993	207,784	32.5%	18.6%	16.6%
Total	$4,547,187	$3,849,338	$697,849	18.1%

Total net sales increased $0.7 million or 18.1% for the three months ended September 30, 2018 compared with the same period last year. This growth was driven mostly by increased volume in needle set sales that we believe is the result of our 510(k) clearance described above, and increases in pump and tubing sales domestically.

Gross Profit

Our gross profit for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$2,891,568	$2,378,658	$512,910	21.6%
Stated as a Percentage of Net Sales	63.6%	61.8%

Gross profit increased $0.5 million or 21.6% in the three months ended September 30, 2018, compared to the same period in 2017. This increase in the quarter was mostly driven by the increase in net sales and operating efficiencies.

Selling, general and administrative and Research and development

Our Selling, general and administrative expenses and Research and development costs for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$2,203,614	$1,893,911	$309,703	16.4%
Research and development	126,923	14,852	112,071	754.6%
	$2,330,537	$1,908,763	$421,774	22.1%
Stated as a Percentage of Net Sales	51.3%	49.6%

Selling, general and administrative expenses during the three months ended September 30, 2018 increased $0.3 million or 16.4% compared to the same period last year.  The increase is driven by higher legal fees of $0.3 million mostly related to the EMED litigation and matters now under the purview of the Special Committee, increased regulatory expense to maintain our regulatory compliance requirements and the addition of a clinical and medical affairs associate, in aggregate $0.1 million.  We incurred higher consulting fees for investor relations and executive management recruiting and coaching of $0.2 million.  Partially offsetting these increases were lower salary and related benefits expense of $0.3 million related to attrition in executive management and sales and marketing.  We are actively seeking to add talent to our management team which may increase those expenses in the future.

Research and development expenses increased $0.1 million compared to the same period last year due to added staff and related activities.

Depreciation and amortization

Depreciation and amortization expense increased by 1.1 % to $78,345 in the three months ended September 30, 2018 compared with $77,517 in the three months ended September 30, 2017, as a result of continued investment in production equipment to meet higher demand and increased amortization expense of new patent applications and maintenance of existing patents, partially offset by decreased depreciation as more assets become fully depreciated.

Net Income

	Three Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Net Income	$386,553	$265,754	$120,799	45.5%
Stated as a Percentage of Net Sales	8.5%	6.9%

Our net income for the three months ended September 30, 2018 was $0.4 million compared to $0.3 million for the three months ended September 30, 2017, driven by higher net sales, improved gross margins and the impact of the new lower income tax rate.

Nine months ended September 30, 2018 compared to September 30, 2017

Net Sales

The following table summarizes our net sales for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Change from Prior Year		% of Sales
	2018	2017	$	%	2018	2017
Sales
Domestic	$10,657,010	$9,193,625	$1,463,385	15.9%	81.5%	81.2%
International	2,425,727	2,123,606	302,121	14.2%	18.5%	18.8%
Total	$13,082,737	$11,317,231	$1,765,506	15.6%

Total net sales increased $1.8 million or 15.6% for the nine months ended September 30, 2018 driven largely by needle set sales.  We believe our 510(k) clearance described above contributed to the increase, as well as sales to our pharmaceutical customers for clinical trials which added $0.3 million for the nine months.

Gross Profit

Our gross profit for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$8,096,976	$6,777,911	$1,319,065	19.5%
Stated as a Percentage of Net Sales	61.9%	59.9%

Gross profit increased $1.3 million or 19.5% in the nine months ended September 30, 2018, compared to the same period last year. This increase was driven by the increase in net sales of $1.8 million.  Additionally, production operating efficiencies contributed to improved gross margin.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$6,106,514	$5,674,357	$432,157	7.6%
Research and development	160,735	85,598	75,137	87.8%
	$6,267,249	$5,759,955	$507,294	8.8%
Stated as a Percentage of Net Sales	47.9%	50.9%

Selling, general and administrative expenses increased $0.4 million, or 7.6%, during the nine months ended September 30, 2018 compared to the same period last year.  This resulted from higher regulatory salary and benefits to meet our compliance requirements, the addition of a clinical and medical affairs associate and consulting fees for FDA submissions and international registrations in aggregate $0.3 million.  Additionally, we incurred higher consulting fees for investor relations and executive management recruiting and coaching $0.4 million, as well as higher professional fees of $0.3 million mostly related to our defense efforts against EMED and now the Special Committee efforts.  Mostly offsetting these increases were lower salary and related benefits expense of $0.6 million due to executive management changes and decreased headcount in sales and marketing.

Research and development expense increased by 87.8%, primarily due to an increase in headcount and increased product development activities compared with last year.

Depreciation and amortization

Depreciation and amortization expense decreased by 0.1% to $228,900 in the nine months ended September 30, 2018 compared with $229,178 in the nine months ended September 30, 2017 as a result of decreased depreciation as more assets become fully depreciated offset by a continued investment in production equipment, and increased amortization expense of new patent applications and maintenance of existing patents.

Net Income

	Nine Months Ended September 30,		Change from Prior Year
	2018	2017	$	%
Net Income	$1,265,703	$541,177	$724,526	133.9%
Stated as a Percentage of Net Sales	9.7%	4.8%

Our net income for the nine months ended September 30, 2018 was $1.3 million compared to a net income of $0.5 million for the nine months ended September 30, 2017.  This $0.7 million change was mostly a result of the increase in net sales, improved gross margin and the lower tax rate compared with last year.  Partially offsetting these were increased selling, general and administrative expense, and research and development expenses as described above, as well as a negative foreign exchange effect of $78,420 versus last year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.6 million as of September 30, 2018.  Additionally, we have a $1.5 million certificate of deposit that matures in May 2019 and a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, capital expenditures and patent costs.

We believe that as of September 30, 2018, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of Libor plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.  As of September 30, 2018, the Company has no outstanding amounts against the line of credit.

On September 4, 2018, the Company entered into an employment agreement with Donald B. Pettigrew to serve as its President and Chief Commercial Officer and we are actively recruiting to fill several senior level positions throughout the organization as well as seeking a successor to the interim Chief Executive Officer, all of which may increase our salary and benefits as we onboard new hires.

On September 17, 2018, the Board of Directors formed a special committee of the Board (the “Special Committee”) with authority to investigate, evaluate, make decisions, and take any and all action with respect to (a) a purported request (i) from Andrew I. Sealfon, Dr. Paul M. Baker and Andrea Baker, in their capacities as shareholders of the Company, to call a special shareholders’ meeting and (ii) from Mr. Sealfon and Dr. Baker, in their capacities as directors of the Company, to call a special meeting of the Board (collectively, the “Special Meetings Request”); and (b) issues of proper consideration for the Board raised by certain discoveries involving Mr. Sealfon prior to his termination from the Company.  The Special Committee has identified certain deficiencies in the Special Meetings Request based upon its review of the Special Meetings Request to date and have communicated those to Mr. Sealfon and Dr. Baker.  Shortly following the termination of Mr. Sealfon’s employment and service as President, Chief Executive Officer and Chairman of the Board, certain non-financial discoveries were made involving Mr. Sealfon prior to his termination from the Company.  On the advice of and through Company counsel, the Company engaged Kroll, a division of Duff & Phelps Corporation, to perform an independent investigation of certain of Mr. Sealfon’s non-financial activities while employed by the Company.  The Special Committee, through counsel, will oversee Kroll with respect to this ongoing investigation.  The Special Committee has retained Olshan Frome Wolosky LLP for legal advice.  The Company cannot predict the amount of additional legal and professional fees that will be required for the matters in connection with the Special Committee, but we anticipate that we may incur higher fees in the fourth quarter and into 2019 than what we have been trending during the first nine months ended September 30, 2018.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash provided by operating activities	$1,352,899	$497,066
Net cash used in investing activities	$(1,727,598)	$(232,698)
Net cash provided by/(used in) financing activities	$49,495	$(19,844)

Operating Activities

Net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2018 was primarily the result of net income of $1.3 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets and stock based compensation of $0.2 million, a decrease in accounts receivable of $0.4 million and an increase in accounts payable of $0.1 million.  Partially offsetting these were increases in inventory and payments for insurance renewals and severance, bonus and commission payments accrued for at December 31, 2017.

Net cash provided by operating activities of $0.5 million for the nine months ended September 30, 2017 was primarily attributable to net income of $0.5 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible, intangible assets and stock based compensation of $0.1 million, and an increase in tax liability resulting from increased profits.  Offsetting this was an increase in accounts receivable of $0.2 million, an increase in inventory of $0.2 million, and a decrease in accounts payable of $0.4 million mostly due to the payment of legal fees in the period.

Investing Activities

Our net cash used in investing activities of $1.7 million for the nine months ended September 30, 2018 was mostly the result of the purchase of a certificate of deposit for $1.5 million along with continued investment in capital assets and patent applications partially offset by net proceeds from certificates of deposits.  Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2017 was primarily attributable to our investment in capital assets, mostly related to production and computer equipment, and for new patent applications and maintenance of existing patents.

Financing Activities

Net cash provided by financing activities was $49,495 for the nine months ended September 30, 2018 mostly resulting from the exercise of options.  Net cash used in financing activities was $19,844 for the nine months ended September 30, 2017 resulting from the payment for outstanding shares of common stock repurchased by RMS.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently assessing the potential impact of this ASU on our financial statements, disclosure requirements and methods of adoption.  In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842.  For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities.  The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  The number of shares to be issued each quarter is calculated based upon the closing price of the common stock on the last day of each fiscal quarter as reported by the OTCQX.  The Company issued 13,584 and 43,008 shares of common stock to its non-employee directors during the three and nine month period ended September 30, 2018, respectively.

The Company issued 10,870 and 34,408 shares of common stock to Dr. Fred Ma, its Chief Medical Officer, under the terms of his employment agreement, during the three and nine month periods ended September 30, 2018, respectively.

On June 29, 2016, RMS’s Board of Directors authorized the Company to make open market purchases of up to 2,000,000 shares of the Company’s outstanding Common Stock.  The purchases are made through a broker designated by the Company, with price, timing and volume restrictions based on average daily trading volume, consistent with the rules of the Securities and Exchange Commission for such repurchases. As of September, 2018, the Company had repurchased 396,606 shares at an average price of $0.45.  There were no repurchases of common stock by the Company during the quarter ended September 30, 2018.  In June 2017, management of the Company decided to discontinue repurchasing its outstanding Common Stock for an undetermined period of time to utilize cash for capital investments needed to expand the business.  There is no expiration date to the repurchase plan.

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  As of September 30, 2018, there were outstanding 1,919,000 options awarded to certain executives, key employees and advisory board members under the Plan.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

PART II – ITEM 5.  OTHER INFORMATION

On November 8, 2018, RMS entered into a Conditional Severance Agreement dated as of November 8, 2018 with each of Karen Fisher, its Chief Financial Officer and Donald Pettigrew, its President and Chief Commercial Officer (together, the “Conditional Severance Agreements”).  The following summary of the Conditional Severance Agreements does not purport to be complete and is subject to and qualified in its entirety by the terms of the form of Conditional Severance Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

If the employment of Ms. Fisher or Mr. Pettigrew (each an “Employee”) is terminated by the Company without Cause or the Employee terminates his/her employment with the Company for Good Reason, in each case within six months following the date of the Company’s next annual or special meeting of shareholders that results in a majority of the Company’s Board of Directors consisting of persons not recommended for election, and/or persons recommended to be removed as a current director, by the Company’s current Board of Directors (the “Change of Control Shareholders’ Meeting”), then the Company will pay the Employee an amount equaling twelve months of the Employee’s then current base salary, plus an amount equal to his/her full minimum annual bonus, less any severance and bonus amounts otherwise paid by the Company to the Employee pursuant to an employment agreement.  If, prior to the Change of Control Shareholders’ Meeting, (i) the Employee resigns [his/her] employment with the Company for any reason; or (ii) the Company terminates the Employee’s employment for any reason, then no payments will be made under the Conditional Severance Agreement.

For purposes of the Conditional Severance Agreement, “Cause” means the Employee’s (i) conviction of or pleading guilty or nolo contendre to any felony (excluding vehicular felonies) or conviction of or pleading guilty to any crime involving moral turpitude or dishonesty, (ii) willful participation in a fraud against the Company; or (iii) willful and material breach of any written agreement between the Employee and the Company.  “Good Reason” means a material diminution in the Employee’s base compensation; a material diminution in the Employee’s authority, duties or responsibilities; a material change in the geographic location at which the Employee must perform services; the Employee being uncomfortable in his/her position, as determined in his/her sole discretion; or any other action or inaction that constitutes a material breach by the Company of any written agreement between the Employee and the Company.

The Conditional Severance Agreement will automatically terminate in the event a Change of Control Shareholder’s Meeting does not take place within nine months after the date of the Conditional Severance Agreement.

PART II – ITEM 6.  EXHIBITS.

10.1	Form of Conditional Severance Agreement Dated November 8, 2018, filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

November 9, 2018	/s/ Daniel S. Goldberger
Daniel S. Goldberger, Chairman of the Board and Interim Chief Executive Officer

November 9, 2018	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer