Form 10-K
period 2018-12-31
REPRO MED SYSTEMS INC
filed 2019-03-05
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter), is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price of June 29, 2018, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $34,674,892.

The number of issued and outstanding shares of the registrant’s common stock, $0.01 par value was 38,204,594 at March 5, 2019, which excludes 2,737,231 shares of Treasury Stock.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believe”, “plan,” “goal,” “seek,” “vision”, “confident,” “future,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our ability to achieve our goals set forth in our Strategic Plan and under “Our Strategy” in Management’s Discussion and Analysis of Results of Operations under Item 7 of this Form 10-K and to defend pending litigation claims.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC. d/b/a RMS Medical Products (“REPRO MED,” “RMS Medical Products,” “RMS”, the “Company” “our” or “we”), designs, manufactures and markets proprietary and innovative portable medical devices, primarily for the ambulatory infusion market in compliance with the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. Our development and marketing focus is primarily concentrated on our mechanical infusion products, the FREEDOM Infusion Systems (which we refer to as the “FREEDOM System” when used with one or more accessories), which include the FREEDOM60® Syringe Driver, the FreedomEdge® Syringe Driver, HIgH-Flo Subcutaneous Safety Needle Sets™ and RMS Precision Flow Rate Tubing™.  The Company incorporated in the State of New York in March 1980.

OUR MISSION

Our mission is to improve the quality of life of patients around the world through the development and delivery of high quality, innovative and easy to use therapeutic solutions.

We strive to be the best specialty infusion system partner providing a proprietary drug and fluid delivery system for home or alternate site settings where performance, reliability, ease of use and cost effectiveness are driving influencers.  Our easy-to-use, lightweight and portable FREEDOM System allows the patient to continue with their daily activities while receiving infusion therapy.  The patient experiences optimal therapy delivery using the innovative FREEDOM System with dynamic equilibrium (“DynEqTM”), HIgH-Flo Subcutaneous Safety Needle Sets and RMS Precision Flow Rate Tubing.

OUR STRATEGY

In January 2019, the Board of Directors approved our strategic plan to become the preferred drug delivery partner for specific infusion therapies in select markets.

The financial goals for our strategic plan through 2022 are:

•	$50 million net revenue run rate
•	70%+ gross margins, and
•	20%+ annual organic revenue growth

We are committed to delivering simple, effective, drug delivery systems to the home health care environment. We believe our Freedom Infusion Systems using DynEqTM technology is superbly positioned for Immunoglobulin therapy and we plan to build on that platform. We plan to drive revenue by supporting the accelerating adoption of Hizentra®, Cuvitru® and other formulations for immunoglobulin therapy and participating in the migration of other therapeutics into the home health marketplace globally. We expect to leverage our specialty pharmacy customer base by bringing additional products and services to our channel.

OUR PRODUCTS

FREEDOM SYSTEM

The FREEDOM System comprises the FREEDOM60 Syringe Driver (60ml syringe compatible) and FreedomEdge Syringe Driver (30ml and 20ml syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and RMS Precision Flow Rate Tubing. The systems are portable, maintenance free and do not require batteries or electricity.  The FREEDOM System operates at a lower pressure than an electrical pump and maintains a balance between what a patient’s subcutaneous tissues are able to absorb and what the system delivers, or what we refer to as “DynEq™”.

The FDA issued a 510(k) clearance for the RMS “Integrated Catch-Up Freedom Syringe Driver Infusion System,” which is our FREEDOM System, effective August 31, 2017, which includes the RMS Precision Flow Tubing and our HIgH-Flo Subcutaneous Safety Needle Sets.  The FREEDOM System is cleared by the FDA for a wide range of flow rates and certain medications for subcutaneous and intravenous indications, including specific clearance for leading immune globulins that include Hizentra® and Cuvitru® and a variety of antibiotics.  The FDA clearance includes the following Caution Statement, “In order to achieve specific and repeatable flow rate performance with the FREEDOM Syringe Infusion Systems’ unique constant force mechanism, use only Freedom System accessories manufactured by RMS Medical Products …” and “For use with subcutaneous immune globulin products, use only RMS flow control devices and HIgH-Flo Subcutaneous Safety Needle Sets, as use of generic products may result in unknown flow rates and additional site complications such as pain, swelling and redness.”

Ambulatory infusion systems are most prevalent in the home care and alternate site markets.  The use of the FREEDOM System for treatment of primary immune deficiencies through subcutaneous immune globulin (“SCIg”) administration continues to increase and remains the market leading delivery system in the U.S. for these infusions.  There is an expanded indication for Hizentra® for patients with chronic inflammatory demyelinating polyneuropathy (“CIDP”) which is an acquired immune-mediated inflammatory disorder of the peripheral nervous system. It is expected that new SCIg drugs may enter the market.  We believe the FREEDOM System is an ideal system for SCIg administration because:

•	the patient is able to self-administer in any location;
•	the pump is easily configured for this application;
•	it is the best value infusion system available in a heavily cost constrained market; and
•	it has demonstrated ultimate effectiveness and an impeccable safety profile.

HIgH-Flo Subcutaneous Safety Needle Sets are a critical element of the FREEDOM System, are available in 26 and 24 gauge sizes, and feature unique design elements specific to subcutaneous self-administration, including a back-cut needle designed for more comfort and less tissue damage with flexible wings to minimize patient discomfort.

RMS Precision Flow Rate Tubing is designed for repeatable flow rates, and will not allow any free-flow, bolus or overdose of medication.  The tubing regulates the flow rate and infusion time for various applications when used with the FREEDOM System.  Each tubing set provides a different level of flow restriction and consistently delivers medication with low residual volume with the intent of minimizing drug waste.

We have available online our RMS Freedom Flow Rate Calculator, a tool designed to help providers determine which of the RMS Precision Flow Rate Tubing and HIgH-Flo Subcutaneous Safety Needle Sets to use based on the medication being administered and desired flow rate/time of infusion.

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors, where the majority of our sales are generated.  We sell most of our products through a small number of distributors, three in and two outside the U.S. As of December 31, 2018, these five distributors comprised approximately 75% of our gross revenues. One distributor in the U.S. provides approximately 58% of our gross revenues. Specialty pharmacy customers purchase FREEDOM System products through distributors for inventory management and one-stop shopping convenience. In the U.S., physician’s prescriptions for SCIg are filled by specialty pharmacies and home infusion providers who also provide patient care and training in the patient’s home or home infusion facility via a network of nurses. We continue our efforts to expand internationally with the majority of current international sales in the European market and the United Kingdom where our products are sold via distributors. We have two distributors outside the U.S., one in the United Kingdom and one in Finland, that accounted for approximately 11% of our gross revenues for the year ended December 31, 2018.

We provide education and training materials to clinicians, patients and patient advocates both in the field and online.  Specialty pharmacies and home infusion providers are our primary call point.

MANUFACTURING AND RAW MATERIALS

We perform product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers, and some of these components are provided by a single supplier including subassemblies from Command Medical Products, Inc., molded plastic parts from a supplier in Taiwan and tubing from Natvar, a Tekni-Plex Co., Inc.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation and renovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources is engaged in continuously improving existing product performance and researching new product opportunities to increase our pipeline. We spent $0.2 million on research and development for the year ending December 31, 2018 and $0.1 million for the year ending December 31, 2017. We intend to make additional investments in research and development over the next twelve months.

REGULATORY

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under the FDA and other applicable non-U.S. government agency regulations. For instance, all medical devices marketed in the U.S. must be manufactured in accordance with the FDA’s quality system regulations.  Accordingly, our facility and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with applicable laws and regulations.

The FDA has announced its intention to pursue comprehensive reforms to its current 510(k) clearance pathway, which is used for clearance of low- to moderate-risk devices that are substantially equivalent to a device already on the market, and to its post-market safety monitoring process.  We cannot predict with any certainty how these reforms may impact our business.  See ITEM 1A. RISK FACTORS.

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position. We do not use significant amounts of hazardous materials in the assembly of our products.

COMPETITION AND THE MARKET

Competition for the Freedom System includes electronic pumps, elastomeric pumps, and a mechanical pump.  Safety, ease of use, familiarity, cost effectiveness, accuracy, pressure, etc. are driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are expensive and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician.  Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems. Other mechanical pumps can be less expensive but can have larger residual volumes than ours.

EMPLOYEES

As of December 31, 2018, we had 75 full time employees and 1 part time employee.

PATENTS AND TRADEMARKS

We have filed and received U.S. and foreign protection for many of our products relating to infusion systems and related components. We currently have twelve pending applications and four issued with expiration dates ranging from 2021 to 2031. In some cases where it was no longer deemed economically beneficial, we have allowed certain patent and/or trademark protections to lapse.  In addition, the patent application process for both the U.S. and foreign countries is highly uncertain and involves complex legal and factual issues that differ from country to country. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology.  There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. See ITEM 3. LEGAL PROCEEDINGS for details regarding our patent litigation.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 5, 2019:

Name	Age	Position / Held Since

Donald B. Pettigrew	51	President and Chief Executive Officer (since February 2019)
		President and Chief Commercial Officer (since September 2018)

Karen Fisher	52	Chief Financial Officer and Treasurer (since 2015)

Manuel Marques	46	Chief Operating Officer (since December 2018)

Daniel S. Goldberger	60	Executive Chairman (since February 2019)
		Chairman of the Board (since July 2018)
		Director (since April 2018)

Executive officers hold office at the discretion of the Board of Directors.

Mr. Pettigrew has more than 23 years of sales and business development experience in the medical device industry, including the home infusion space.  Prior to joining RMS in 2018, Mr. Pettigrew held senior leadership positions at market leading medical firms such as Moog, Inc. as Group Director, Global Business Development and Group Director, Global Sales and Professional Services from 2011 through 2018, where he led commercialization and business development for the IV infusion and enteral feeding franchises in both the U.S. and international markets.  Mr. Pettigrew also held management positions at Baxter (formerly Gambro) from 2008-2011, Boston Scientific from 1995-2008, and E&J Gallo from 1990-1995.  Mr. Pettigrew earned his B.A. in Biology from the University of Colorado.

Ms. Fisher has more than 25 years of financial experience at a variety of industries.  Prior to joining RMS in 2015, Ms. Fisher was Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a B.S. in accounting.

Mr. Marques has served as our Vice President of Operations and Engineering since February 2016, and joined RMS as Director of Manufacturing and Manufacturing Engineering in July 2015. Prior to joining RMS, Mr. Marques Served as Lean Manufacturing Champion at Nobel Biocare Procera LLC, a manufacturer of dental implants and CAD/CAM-based individualized prosthetics, from February 2013 until joining RMS. Mr. Marques has over 23 years of experience within the dental, medical device, and automotive industries, and holds two U.S. patents for cardiovascular medical devices. Mr. Marques obtained a B.S. in Mechanical Engineering Technology and also an M.S. in Engineering Management from the New Jersey Institute of Technology.

Mr. Goldberger has over 35 years of experience within the biotech, medical technology, and high tech industries.  His areas of expertise include mergers and acquisitions, capital formation, intellectual property, product development, supply chain, business analytics, and turnarounds.  Since January 2018, Mr. Goldberger has been the Chief Executive Officer of Synergy Disc Replacement Inc., a private company commercializing a proprietary total disc implant for cervical spine therapy.  From October 2017 to January 2018, Mr. Goldberger served as Chief Executive Officer of Milestone Medical, Inc.  Prior to this he served as the Chief Executive Officer of Xtant Medical Holdings, Inc. from August 2013 to January 2017. He also served as the Chief Executive Officer of Sound Surgical Technologies LLC from April 2007 to February 2013. Mr. Goldberger served on the boards of Xtant Medical Holdings, Inc., Sound Surgical, Xcorporeal and Glucon. He currently serves as an advisor to investment funds Meridian Capital and Wellfleet Capital. Mr. Goldberger earned his B.S. in Mechanical Engineering from M.I.T, his M.S. in Mechanical Engineering from Stanford University and attended the Stanford Directors College.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves significant risks. Before making an investment in our common stock, you should carefully consider all of the information contained in this Annual Report on Form 10-K and our other filings with the SEC including the material risks and uncertainties that we have identified below. The risks and uncertainties identified below are not the only risks and uncertainties we face. If any of the material risks or uncertainties that we face were to occur, the trading price of our common stock could decline and you could lose part or all of your investment. Please note that additional risks not currently known to us or that we currently deem immaterial also may adversely affect our business, operations, results of operations, financial condition and prospects.

Risks Related to Our Business

We may be unable to compete successfully in our highly competitive industry.

We are a global company that faces competition from a wide range of international and domestic companies, including those that deliver electrically powered pumps, elastomeric infusers and other mechanical devices. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do.  We also face competition from companies that are even more specialized than ours with respect to particular markets or product lines. Some of those companies have greater financial and sales and marketing resources than we do or offer products at a lower price point than ours. We face competition on the basis of product features, clinical or economic outcomes, product quality, availability, price, services, technological innovation and other factors. In addition, we face changing customer preferences and requirements, changes in the ways health care services are delivered, including the transition of more care to non-acute settings. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If we are forced to reduce our prices due to increased competition, our business could suffer.

The medical technology industry has also experienced a significant amount of consolidation, resulting in larger companies with greater access to markets. Health care systems, other health care companies and even retail pharmacies are also consolidating, resulting in greater purchasing power for these companies. As a result, competition among medical device suppliers to provide goods and services has increased. Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers. Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the prices of our products.

Technological developments by others may disrupt our business and negatively impact our revenues.

The medical device industry is subject to rapid technological change and discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies (such as needle-free injection technology) that provide better features, pricing or clinical outcomes or economic value may render our products or proposed products obsolete or less competitive. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may not be marketable. If competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization for new products than we do, our operations will likely be adversely affected.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

We need to successfully introduce new products to achieve our strategic business objectives. A significant element of our strategy is to increase revenue growth by investing in innovation and new product development, which will require substantial resources. Our successful product development will depend on many factors, including our ability to attract strong talent to lead our research and development efforts, properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner, obtain appropriate intellectual property protection for our products, gain and maintain market acceptance of our products, and differentiate our products from those of our competitors. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.  If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

Proposed changes to the FDA 510(k) clearance pathway and post-market safety monitoring process could adversely affect our ability to offer our new and existing products.

The FDA has announced its intention to pursue comprehensive reforms to its current 510(k) clearance pathway, which is used for clearance of low- to moderate-risk devices that are substantially equivalent to a device already on the market, and to its post-market safety monitoring process.  The proposals, among other things, could prevent the use of certain older predicate devices as support for 510(k) clearance, provide for a “de novo” classification process to permit an evaluation of novel devices without a predicate device, establish an alternative 510(k) pathway for “well-understood” devices relying on objective safety and performance criteria, and expand post-market safety surveillance measures.  These reforms could delay or prevent us from obtaining or maintaining 510(k) clearances or other premarket authorizations for our existing or new devices.  Compliance with the new rules could require us to undertake significant additional costs prior to and following commercialization of our products, which may reduce the profitability of those products.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. We cannot guarantee that we will be able to obtain or maintain 510(k) clearance or premarket approval for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or clearances, or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•	take a significant amount of time
•	require the expenditure of substantial resources
•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance
•	involve modifications, repairs, or replacements of our products, and
•	limit the proposed uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under the FDA and other applicable non-U.S. government agency regulations. For instance, all medical devices marketed in the U.S. must be manufactured in accordance with the FDA’s quality system regulations.  Accordingly, our facility and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on the FDA’s Form 483, warning letters, or other forms of enforcement. Additionally, as a manufacturer of medical devices, we are subject to annual registration and listing requirements, and associated user fees.  If the FDA were to conclude that we are not in compliance with any applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the FDA could deem our products adulterated or misbranded, and take enforcement action against us.  Possible enforcement actions include, but are not limited to:  banning such medical products; detaining or seizing all adulterated or misbranded medical products; ordering recall, repair, replacement, or refund of such products; refusing to grant pending pre-market approval or 510(k) clearance applications; and/or requiring us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.

In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business; however, failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Governmental regulations outside the U.S. have, and may continue to, become increasingly stringent and common. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force in 2020, will include significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s EU business license, mandatory price reductions and criminal sanctions. Future foreign governmental laws and regulations may have a material adverse effect on us.

Health care policy changes and industry cost-containment measures could result in downward pricing pressure for our products and limit our sales.

Most of our customers, and those to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the medical devices we manufacture. The continuing efforts of governmental authorities, insurance companies and other payers of health care costs to contain or reduce these costs and, more generally, to reform the health care system, could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products or the drugs that they administer, which would put pressure on us to reduce our prices for our products and/or limit our sales. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business depends on an adequate supply of drugs to be administered by our products.

Demand for our products depends on the availability of drugs to be administered by them.  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®. Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products. In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable without a medical device. If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of customer confidence in us or our products, among other negative consequences.

Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products and services and assuring the safety and efficacy of our products. Our future success depends on our ability to maintain and continuously improve our quality management program. While we have a quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products.

Defects or quality issues associated with our products could adversely affect the results of our operations.

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. A product liability claim, regardless of its merit or outcome, could not only result in significant legal defense costs, but also have a material adverse effect on our business and reputation and ability to attract and retain customers for our products.  In some circumstances, adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.

Interruption of our manufacturing operations could adversely affect our future revenues and operating income.

There is a strict regulatory regime governing our manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue that could result in a recall or other inability to sell our products.

Our products are manufactured at a single manufacturing facility and stored at the manufacturing facility and a storage site in Chester, NY. Loss or damage to our manufacturing facility and storage site due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers. Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

We take precautions to safeguard our facility and storage site, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may harm our business, financial condition and operating results.

We may need a new manufacturing facility in order to expand our operations.

We currently have six options to extend our current lease of our manufacturing facility, which is also our headquarters, through August 2022.  Although we believe our current space is sufficient to significantly increase current production requirements, we may need to find a larger space for our manufacturing operations in order to expand our operations and carry out our business plan.  There is no guaranty we will be able to find such space on favorable terms, or at all.  If we do find appropriate space, we may need to expend significant resources to ensure it complies with applicable regulations for manufacturing.  Moving our corporate headquarters and manufacturing facility could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

We are subject to lawsuits.

We are currently party to several lawsuits with a competitor.  In the future we may be party to lawsuits, settlement discussions, mediations, arbitrations and other disputes, including patent and product liability claims, whether brought by companies, individuals or governmental authorities.  These current and future matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Our insurance coverage may not provide adequate protection against actual losses. In addition, we are subject to the risk that one or more of our insurers may become insolvent and become unable to pay claims that may be made in the future. Even if we maintain adequate insurance, claims could have a material adverse effect on our financial condition, liquidity and results of operations and on our ability to obtain suitable, adequate or cost-effective insurance in the future. Litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

The outcome of pending EMED legal proceedings could have a material adverse impact on our financial condition.

We are involved in several lawsuits with our competitor, EMED Technologies Corporation (“EMED”), wherein EMED has alleged our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices and various other claims.  Although we believe we will prevail on the merits, an adverse outcome in this matter could materially and adversely affect our business, financial condition, results of operations and cash flows. See “LEGAL PROCEEDINGS” for a further description of this litigation.

If we are unable to protect our patents or other proprietary rights, or if we infringe the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

Patent and other proprietary rights are essential to our business. We own patents, trade secrets, trademarks and/or other intellectual property rights related to many of our products. Our success depends to a significant degree on our ability to obtain and enforce patents, both in the U.S. and in other countries. We can lose the protection afforded by these intellectual property assets through patent expirations, legal challenges or governmental action. Additionally, our intellectual property rights may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or we may be unable to enter into license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations.

The patent position of a medical device company is often uncertain and involves complex legal and factual questions. Significant litigation concerning patents and products is pervasive in our industry. Patent claims include challenges to the coverage and validity of our patents on products or processes as well as allegations that our products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations. We also rely on trademarks, trade secrets and know-how to develop, maintain and strengthen our competitive positions. Third parties may know, discover or independently develop equivalent proprietary information or techniques, or they may gain access to our trade secrets or disclose our trade secrets to the public.

Although our employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect our confidential and proprietary information, these agreements may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Furthermore, our intellectual property, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Misappropriation or other loss of our intellectual property from any of the foregoing would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We need to attract and retain key employees to be competitive.

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales, research and quality assurance and regulatory compliance positions. We depend on key management personnel and attracting and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract and retain other qualified personnel. We do not maintain any “key man” insurance policies on the lives of any of our employees.

In addition, if we expect to grow our operations, it will be necessary for us to attract and retain additional qualified personnel. In particular, we will need to find experienced key employees to lead our research and development and quality assurance and regulatory compliance functions.  The failure to attract, integrate, motivate, and retain additional skilled and qualified personnel could have a material adverse effect on our business. We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We sell a majority of our products through only a few distributors.

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of one-stop shopping convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, three in and two outside the U.S. As of December 31, 2018, these five distributors comprised approximately 75% of our gross revenues. Any decline in business with the distributors outside the U.S. could have an adverse impact on our business. If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of raw materials and components for our products. All of the materials and components that go into the manufacturing of our products are sourced from third-party suppliers.

The price and supply of materials and components for our products may be impacted or disrupted for reasons beyond our control. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be sufficient or effective. The termination, reduction or interruption in supply of raw materials and components and an inability to quickly develop acceptable alternative sources for such supply, could adversely impact our ability to manufacture and sell certain of our products in a timely or cost-effective manner, and our ability to make product sales.

Some of the components for our products are provided by a single supplier, including our supplier for molded plastic parts located in Taiwan and our supplier for tubing in the U.S.  We also rely on a single supplier to provide subassemblies for our products.  We do not have long-term agreements in place with these suppliers, although we are in the process of negotiating such agreements with certain of our suppliers. We are also in the process of seeking alternative sources of supply for our products. Due to regulatory requirements relating to the qualification of suppliers, however, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost.

Additionally, volatility in our costs of energy, transportation/freight, components, raw materials and other supply, manufacturing and distribution costs could adversely affect our results of operations. Climate change (including laws or regulations passed in response thereto) could increase our costs, in particular our costs of supply, energy and transportation/freight. Material or sustained increases in the price of oil could have an adverse impact on the cost of many of the plastic materials we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

The reinstatement of the Patient Protection and Affordable Care Act (“PPACA”)’s medical device tax may adversely affect our results of operations.

The PPACA imposes on medical device manufacturers, such as us, a 2.3% excise tax on U.S. sales of certain medical devices. While the excise tax has been suspended until the end of 2019, absent further legislative action, it will be reinstated in 2020, which would adversely affect our results of operations.

Our failure to comply with laws and regulations relating to reimbursement of health care products may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.

Our devices are ultimately purchased principally by specialty pharmacies and ambulatory service providers or hospitals that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of those customers to obtain appropriate reimbursement for our products and the drugs they administer from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices are subject to regulation regarding quality and cost by U.S. governmental agencies, including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and health care fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. In certain circumstances, insurance companies can attempt to bring a private cause of action against a manufacturer for causing a false claim to be filed under the Federal Racketeer Influenced and Corrupt Organizations Act. In addition, as a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.  Similar reporting requirements applicable to medical device manufacturers have also been implemented by some states. Failure to comply with these state requirements could result in civil monetary penalties being assessed against us.

We may need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development, commercial efforts, or sales efforts.

Producing and marketing our developed products is costly. Although we believe we currently have adequate capital to fulfill our near-term funding needs, we may need to raise substantial additional capital in the future in order to execute our business plan and help us fund the development and commercialization of new products.

We may finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaboration and licensing arrangements. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, or we may be required to delay, reduce the scope of, or eliminate our research or development efforts or curtail some of our commercialization efforts of our operations.

We may experience difficulties resulting from our new management structure, executive team and members of the Board of Directors.

Since July 2018, the composition of our executive team and Board of Directors has changed substantially.  In addition, we have implemented a new management structure throughout the organization and are actively recruiting to fill these positions.  Although we believe the persons who currently and will serve in these positions are and will be qualified to do so, they may take time to integrate into the organization and with each other, if at all.  Many of these persons have and will have had little or no experience with RMS prior to joining us, which may result in delays in our ability to implement our business plans.  If we are unable to integrate, motivate and retain the services of our new executives and other managers and our directors, or if integration takes longer than we expect, it may have an adverse effect on our business and financial condition.

Changes in tax or labor laws or exposure to additional income tax liabilities could increase our costs and reduce our margins.

Changes to the tax and labor laws in the U.S. or other countries in which we operate could have an adverse effect on our operating results.  In particular, the recently-enacted Tax Cuts and Jobs Act of 2017 (“Tax Reform”), including, among other things, certain changes in tax rates, deductibility of interest, deductibility of executive compensation expense, expensing of capital expenditures, the ability to use certain tax credits, taxation on earnings from international business operations, and the system of taxation (from worldwide to territorial) could adversely affect our financial condition and results of operations.  In certain instances, Tax Reform could have a negative effect on our tax rate and the carrying value of deferred tax balances.  Taxing authorities may audit us from time to time and disagree with certain positions we have taken in respect of our tax liabilities.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results.

Our manufacturing operations depend on low-cost labor.  Recent increases in U.S. minimum wage requirements, as well as those imposed by the state of New York, will increase our costs for employees to support those operations, reduce our margins and negatively impact our profit.

A downturn in global economic conditions could adversely affect our operations.

Deterioration in the global economic environment, particularly in countries with government-sponsored healthcare systems, may cause decreased demand for our products and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of economic conditions in the U.S. and/or abroad may also adversely affect our suppliers, which could result in interruptions in supply.

We are subject to foreign currency exchange risk.

A portion of our revenues is currently, and we expect in the future to be, derived from international operations. Our revenues from sales outside the U.S. may be adversely affected by fluctuations in foreign currency exchange rates.  We cannot predict with any certainty changes in foreign currency exchange rates or our ability to mitigate these risks.  We may experience additional volatility as a result of inflationary pressures and other macroeconomic factors.  If we cannot adequately mitigate foreign currency exchange rates, our revenues and profit may suffer.

Our distribution network and other operations outside the U.S. subject us to certain risks.

Approximately 18% of our net sales in the year ended December 31, 2018 came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets. Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. Actual or alleged violation of these laws by our employees, consultants, sales agents or distributors could subject us to investigations by the U.S. or foreign governments, significant criminal or civil sanctions and other liabilities, and damage our reputation.

Brexit may impact our business in the United Kingdom.

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. Until the terms of the UK’s potential exit from the EU in March 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU and other parties, and create economic and political uncertainty in the region.

We are dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our systems, it could result in a material disruption of our operations. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities, damage to our reputation, and the further development of our product candidates could be delayed.  Additionally, such disruptions and security breaches, when there is a risk of patient harm, may require devices changes to fix vulnerabilities and strengthen cybersecurity. Such changes could, in some cases, require reporting to and approval by the FDA prior to implementation, which could cause a delay in the continued marketing of the underlying product that will result in a loss of revenues to us. Furthermore, failure to adhere to good cybersecurity practices with regards to medical devices could result in enforcement action by the FDA including warning letters or other forms of enforcement.

We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.

We may seek to supplement our internal growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky, and the integration of any newly-acquired business requires significant effort and management attention. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. There can be no assurance that any past or future transaction will be successful.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. Events such as a delay in product development, increases in litigation expenses, changes to our expectations or strategy or even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections. As a result, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. Our operating results and financial condition are also subject to fluctuation from all of the risks described throughout this section. These fluctuations may adversely affect our results of operations and financial conditions and our stock price.

Future material impairments in the value of our long-lived assets could negatively affect our operating results.

We review our long-lived assets, including identifiable intangible assets and property, plant and equipment, for impairment. Long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future. In addition, we may from time to time sell assets that we determine are not critical to our strategy. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.

Natural disasters, war and other events could adversely affect our suppliers and customers.

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the U.S. and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate. Certain of the subassemblies used in our products are manufactured in Nicaragua, where there is currently civil unrest whose outcome cannot be predicted.  This and similar events could increase the costs for or cause interruptions in the supply of materials, result in decreased demand for our products or adversely affect our manufacturing and distribution capabilities.

Our insurance coverage may be inadequate to cover all the liabilities we may incur.

We face the risk of exposure to liability claims if any product that we develop causes injury. Although we carry insurance at levels customary for companies in our industry, such coverage may become unavailable or be inadequate to cover all liabilities we may incur. There can be no assurance that we will be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. If we are unable to obtain sufficient insurance coverage at an acceptable cost or otherwise, or if the amount of any claim against us exceeds the coverage under our policies, we may face significant expenses.

Risks Related to Ownership of Our Common Stock

There may be circumstances in which the interests of our significant stockholders could be in conflict with your interests as a stockholder.

Horton Freedom, L.P. and FirstLight Asset Management, LLC, together with their respective affiliates, beneficially own approximately 31% and 18%, of our outstanding common stock, respectively, after giving effect to the exercise of unexercised warrants.  An affiliate of Horton Freedom, L.P. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We do not currently intend to pay dividends on our common stock.

We have not ever paid dividends on our common stock, and we do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Future sales and issuances of shares of our common stock or rights to purchase our common stock, including pursuant to our stock option plan, could result in additional dilution of the percentage ownership of our stockholders.

We may need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution. We may sell our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell our common stock, convertible securities or other equity securities, investors may be materially diluted. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We provide and intend to continue to provide additional equity-based compensation to our employees, officers, directors, consultants and independent contractors through a stock option plan. Under our stock option plan, 4,000,000 shares of our common stock have been reserved for issuance to our employees, including officers, which number may be increased with the approval of our stockholders. On February 20, 2019, our Board of Directors approved an increase to the number of shares authorized under the plan to 6,000,000, subject to stockholder approval at the 2019 Annual Meeting of Stockholders.  If our Board elects to issue additional stock options under the plan, our stockholders may experience additional dilution, which could cause our stock price to decline. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

A limited public trading market may cause volatility in the price of shares of our common stock.

Our common stock is currently quoted on the OTCQX. The quotation of our common stock on the OTCQX does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, as defined in Rule 405 under the Securities Act.  As a smaller reporting company, we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our officers and directors can sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Our officers and directors beneficially own approximately 35% of our outstanding common stock as of February 27, 2019. Each individual officer and director may be able to sell up to 1% of our outstanding common stock every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price. However, our officers and directors have entered into Lock-Up Agreements and have agreed to refrain from selling any shares of our common stock for 90 days after the effective date of the registration statement covering such sales.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

You may find it difficult to sell our common stock.

Historically, there has been a limited trading market in our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

Penny stock regulations may impose certain restrictions on marketability of our securities.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters, for manufacturing operations and for research and development.

Currently, we are in year twenty of a twenty-year lease that expires in February 2019 and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for monthly lease payments of $11,042, and we contribute payments of 65% of the building’s annual property taxes, amounting to $50,512 for the year ended December 31, 2018.  We have entered into a lease extension with our current landlord, which calls for six month extensions beginning March 1, 2019 with the option to renew six times through August 2022, with monthly lease payments of $12,088.  Our current landlord is a director of RMS.  See ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We believe our current facilities are suitable and adequate for our current business operations. We continue to seek another location with more square footage to provide us room for growth.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to the new location.

We also lease 2,500 square feet of storage space in a nearby industrial park on a month-to-month basis.  For the year ending December 31, 2018, we paid $20,921 in rent and common charges for this space.

The Company owns a residence adjacent to our facility for use as additional office and research and development space.  We paid cash for the property in the amount of $0.2 million.  We intend to list that property for sale as we believe it is no longer useful.

ITEM 3. LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”), wherein EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other claims.  We are vigorously defending against all of the lawsuits brought by EMED.  Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and sought a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – or “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 Patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

On August 22, 2017, we filed a motion in this California case seeking a Preliminary Injunction prohibiting EMED from making false statements and claims regarding the products of both companies.  The motion has now been fully briefed, and the parties are awaiting action by the Court.

Earlier, on September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018 the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement of Claim 1 of another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of ‘476, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.   EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018 the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding ‘476, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against our marketing of its needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with preliminary matters and although a fixed trial date has not been set it is expected to be in the fourth quarter of 2019 or the first quarter of 2020.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”) to be combined with the California case, or dismissed, as the California Court sees fit.

At the same hearing on November 14, 2018, the Texas Court granted EMED leave to amend its infringement contentions, following the IPR decision invalidating all but one claim of the ‘476 patent, in order to assert infringement of that sole remaining claim, namely dependent Claim 9.  The Texas Court’s order allowing EMED’s amendment of its infringement contentions against us was entered on December 7, 2018.

The ED Texas ‘476 matter is now proceeding under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  The Texas Court has set a trial date of August 19, 2019 for the trial of the ED Texas ‘476 matter.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have scheduled mediation sessions.

Although we believe we have meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share (“Common Stock”), and 2,000,000 are designated preferred stock. As of December 31, 2018, 38,195,680 shares of Common Stock were issued and outstanding and there were approximately 771 stockholders of record.  There were no shares of preferred stock issued and outstanding.

Our Common Stock is traded on the OTCQX market under the symbol, “REPR”.  Any quotations on the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.  We have not paid any cash dividends on our Common Stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds for our business operations.

On September 30, 2015, RMS’s Board of Directors authorized a stock repurchase program pursuant to which the Company may make open market purchases of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases have been made through a broker designated by the Company with price, timing and volume restrictions based on average daily trading volume, consistent with the safe harbor rules of the Securities and Exchange Commission for such repurchases.  As of December 31, 2018, the Company had repurchased 396,606 shares at an average price of $0.45 under the program.  There is no expiration date to the program. As of December 31, 2018, the maximum number of shares available to be repurchased under the Plan was 1,603,394.  In June 2017 management of the Company decided to discontinue repurchasing its outstanding common stock under the program for an undetermined period of time to utilize cash for capital investments needed to expand the business.  As such, no shares were repurchased in the twelve months ended December 31, 2018.

On September 30, 2015, the Board of Directors approved the 2015 Stock Option Plan authorizing the Company to grant awards to certain executives, key employees, and consultants under the plan at fair market value, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  Currently, the total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 4,000,000.  On February 20, 2019, our Board of Directors approved an increase to the number of shares authorized under the plan to 6,000,000, subject to stockholder approval at the 2019 Annual Meeting of Stockholders.  As of December 31, 2018, the Company had 2,419,000 options outstanding to certain executives, key employees and consultants under the plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under ITEM 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those described under Part I – FORWARD LOOKING STATEMENTS and elsewhere in this Annual Report.

FISCAL YEAR END

In order to conform to industry norms and to facilitate financial analysis for investors, on March 22, 2017, the Board of Directors approved a change in the Company’s fiscal year end from February 28 to December 31. For the fiscal year ended December 31, 2017, RMS filed a Transition Report on Form 10-KT for the ten months ended December 31, 2017 and the twelve months ended February 28, 2017. For fiscal year ending December 31, 2018 twelve months are compared to the transition year ten months ended December 31, 2017.  For comparison purposes, RMS is also presenting the twelve months ending December 31, 2017 within this management discussion and analysis below.

OVERVIEW

RMS went through some significant changes during 2018.

On July 25, 2018, Andrew I. Sealfon was terminated as President, Chief Executive Officer and Chairman of the Board, effective immediately.  Consequently, Mr. Sealfon’s employment was terminated.  Mr. Sealfon remained as a director until December 18, 2018.  Also on July 25, 2018, Daniel S. Goldberger was appointed as President and Chief Executive Officer on an interim basis and as Chairman of the Board, and replaced as the Lead Director.  The Board appointed Joseph M. Manko, Jr., a current RMS director, as Lead Director.

On September 4, 2018, the Company entered into an employment agreement with Donald B. Pettigrew to serve as its President and Chief Commercial Officer.

On September 17, 2018, the Board of Directors of the Company formed a special committee of the Board (the “Special Committee”) with authority to investigate, evaluate, make decisions, and take any and all action with respect to (a) a purported request (i) from Andrew I. Sealfon, Dr. Paul M. Baker and Andrea Baker, in their capacities as shareholders of the Company, to call a special shareholders’ meeting and (ii) from Mr. Sealfon and Dr. Baker, in their capacities as directors of the Company, to call a special meeting of the Board (collectively, the “Special Meetings Request”); and (b) issues of proper consideration for the Board raised by certain discoveries involving Mr. Sealfon prior to his termination from the Company.  The Special Committee identified certain deficiencies in the Special Meetings Request  based upon its review of the Special Meetings Request to date and communicated those to Mr. Sealfon and Dr. Baker.  Shortly following the termination of Mr. Sealfon’s employment and service as President, Chief Executive Officer and Chairman of the Board, certain non-financial discoveries were made involving Mr. Sealfon prior to his termination from the Company.  On the advice of and through Company counsel, the Company engaged Kroll, a division of Duff & Phelps Corporation, to perform an independent investigation of certain of Mr. Sealfon’s non-financial activities while employed by the Company.  The Special Committee, through counsel, oversaw Kroll with respect to this investigation.  The Special Committee retained Olshan Frome Wolosky LLP for legal advice.  The Special Committee’s activities, including those with respect to the investigation, concluded effective with the entry into an Agreement Regarding Stock Sale dated as of December 17, 2018 between each of Mr. Sealfon and Mr. Baker and the Company in which the parties entered into mutual general releases with respect to all claims prior to that date.

Horton Capital Partners Fund, LP (“HCPF”) holds Warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.45 per share, pursuant to a previously disclosed agreement with the Company dated August 8, 2014. The Warrant includes a conversion cap that precludes HCPF from exercising the Warrant to the extent that HCPF would, after such exercise, beneficially own (as determined in accordance with Section 13(d) of the Act) in excess of 9.99% of the shares of Common Stock then outstanding, unless HCPF elects to waive this provision with the agreement of the Company. As HCPF already owns in excess of 9.99% of the outstanding shares of Common Stock, this provision was waived by HCPF on August 31, 2018 and acknowledged by the Company on September 12, 2018.  On September 13, 2018, HCPF notified the Company of its intention to exercise the warrant in full at a closing to take place no earlier than November 12, 2018, or 61 days from the Company’s acknowledgement.  As of December 31, 2018, HCPF had not exercised its warrants which expire on August 8, 2019.

On December 17, 2018, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Andrew I. Sealfon and other sellers set forth in the Agreement and purchasers listed in the Agreement in a private placement transaction.  Pursuant to that agreement, we agreed to file a resale registration statement.  The existing stockholders party to the agreement included Andrew I. Sealfon and Paul Mark Baker, then directors of RMS, together with certain members of their respective family members.  Andrew I. Sealfon, Paul Mark Baker, Andrea Baker, Brad Sealfon and Mary Sealfon, existing stockholders party to the agreement, received an aggregate of $12,218,977 in connection with the transaction. One of the purchasers was Horton Freedom, L.P., an affiliate of Horton Capital Partners, LLC, who paid $3,842,036 in connection with the transaction.  At the time of the purchase, Horton Capital Partners, LLC beneficially owned more than 5% of our outstanding common stock. Joseph M. Manko, Jr. is the managing member of Horton Capital Partners, LLC and has served as a director of the Company since May 2016.

In connection with the Agreement, also on December 17, 2018, we entered into an Agreement Regarding Stock Sale with Mr. Sealfon and a separate Agreement Regarding Stock Sale with Dr. Baker (the “Separation Agreements”).  Pursuant to these Separation Agreements, Mr. Sealfon and Dr. Baker tendered their respective resignations from our Board of Directors effective with the first closing of the transaction under the purchase agreement, which occurred on December 18, 2018.  Each of these separation agreements provides for the mutual general release by us, on the one hand, and each of Mr. Sealfon and Dr. Baker, on the other hand, of all claims against the other arising or occurring on or before the date thereof, subject to certain exceptions. Pursuant to the agreement with Mr. Sealfon, Mr. Sealfon agreed to certain non-competition and non-solicitation restrictions for a period of six months after the first closing.

Effective December 5, 2018, the Company added two new independent members to the Board of Directors, Robert T. Allen and James M. Beck.  On December 6, 2018, the Company’s Vice President of Operations, Manuel Marques, was promoted to the position of Chief Operating Officer.

Effective December 20, 2018, we terminated the employment of Fred Ma, Ph.D., its Chief Medical Officer (“Employee”) and entered into a General Release and Confidentiality Agreement (the “Agreement”).  Pursuant to the terms of the Agreement, RMS will pay Employee an aggregate $225,000, payable bi-weekly commencing December 31, 2018.  Pursuant to the Agreement, Employee has agreed to certain non-competition and non-solicitation restrictions for a period of six months.

We ended the year with record net sales of $17.4 million for the twelve months ended December 31, 2018.  We believe these record sales are in part due to increased penetration of the PIDD market for subcutaneous immunoglobulin, some early adoption of immunoglobulin for chronic inflammatory demyelinating polyneuropathy (“CIDP”) indication for the subcutaneous drug Hizentra®, and increased clinical trials with our pharmaceutical customers.

Higher sales and operating efficiencies improved our gross margins to 62.3% for 2018.  Last year we had increased levels of scrap during quality inspections.  In January 2018, we implemented a nondestructive testing protocol to reduce scrap which helped drive the improvement in margins.

The organizational changes described above included expenses related to the termination and replacement of C-suite executives and senior management, legal expenses related to activities under the purview of the Special Committee, the recruitment of new directors replacing exiting directors and investment banking and legal fees for the Agreement, all in aggregate, increased operating expenses by $0.6 million for the fourth quarter and $1.0 million for the twelve months ended December 31, 2018.

Despite the large reorganization charges, we ended the year with $0.9 million in net income and $5.3 million of cash on hand, including a certificate of deposit of $1.5 million.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2018 compared to the Ten Months Ended December 31, 2017

Net Sales

The following table summarizes our net sales for the twelve months ended December 31, 2018 and the ten months ended December 31, 2017.

	Twelve Months Ended	Ten Months Ended	Change from Prior Year		% of Net Sales
	December 31, 2018	December 31, 2017	$	%	December 31, 2018	December 31, 2017
Net Sales
Domestic	$14,235,689	$10,885,446	$3,350,243	30.8%	82.0%	81.8%
International	3,118,048	2,428,448	689,600	28.4%	18.0%	18.2%
Total	$17,353,737	$13,313,894	$4,039,843	30.3%

Net sales for the twelve months ended December 31, 2018 were 30.3% greater than net sales for the ten months ended December 31, 2017 due to the twelve month versus ten month period comparison.  Also contributing to the increase were higher needle set sales we believe is in part due to increased penetration of the PIDD market for subcutaneous immunoglobulin, some early adoption of immunoglobulin for CIDP indication for the subcutaneous drug Hizentra®, and increased clinical trials with our pharmaceutical customers.

The following table summarizes our net sales for the twelve months ended December 31, 2018 and 2017.

	Twelve Months Ended December 31,		Change from Prior Year		% of Net Sales
	2018	2017	$	%	2018	2017
Net Sales
Domestic	$14,235,689	$12,615,121	$1,620,568	12.9%	82.0%	81.7%
International	3,118,048	2,827,591	290,457	10.3%	18.0%	18.3%
Total	$17,353,737	$15,442,712	$1,911,025	12.4%

Net sales increased $1.9 million or 12.4% compared with the twelve month period last year, driven primarily by increased needle set sales, which we believe is in part due to increased penetration of the PIDD market for subcutaneous immunoglobulin, some early adoption of immunoglobulin for CIDP indication for the subcutaneous drug Hizentra®, and increased clinical trials with our pharmaceutical customers.

Gross Profit

Our gross profit for the twelve months ended December 31, 2018 and the ten months ended December 31, 2017 is as follows:

	Twelve Months Ended	Ten Months Ended	Change from Prior Year
	December 31, 2018	December 31, 2017	$	%
Gross Profit	$10,810,488	$8,138,948	$2,671,540	32.8%
Stated as a Percentage of Net Sales	62.3%	61.1%

The increase in gross profit of $2.7 million or 32.8% is due to the twelve month versus ten month period comparison, as well as due to operating efficiencies.   Last year we had increased levels of scrap during quality inspections.  In January 2018, we implemented a nondestructive testing protocol to reduce scrap which helped drive the improvement in margins.

Our gross profit for the twelve months ended December 31, 2018 and 2017 is as follows:

	Twelve Months Ended December 31,		Change from Prior Year
	2018	2017	$	%
Gross Profit	$10,810,488	$9,268,107	$1,542,381	16.6%
Stated as a Percentage of Net Sales	62.3%	60.0%

Gross profit for the twelve months ended December 31, 2018 increased $1.5 million or 16.6% compared to the same period last year, driven by increased net sales and operating efficiencies described above.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the twelve months ended December 31, 2018 and the ten months ended December 31, 2017 are as follows:

	Twelve Months Ended	Ten Months Ended	Change from Prior Year
	December 31, 2018	December 31, 2017	$	%
Selling, general and administrative	$9,095,565	$6,594,570	$2,500,995	37.9%
Research and development	241,124	50,587	190,537	376.7%
	$9,336,689	$6,645,157	$2,691,532	40.5%
Stated as a Percentage of Net Sales	53.8%	49.9%

Selling, general and administrative expenses increased $2.5 million for the twelve months ended December 31, 2018, up 37.9% from the ten month period ended December 31, 2017 due in part to the twelve month period versus the ten month period comparison.  Additionally, legal expenses increased related to the activities under the purview of the Special Committee, the Common Stock Purchase Agreement executed on December 17, 2018, continued litigation efforts and increased general counsel support for corporate matters, totaling $0.8 million.  Our reorganization efforts included costs associated with C-suite, senior management and board changes, resulting in severance expense, sign on bonuses, stock option issuances and recruiting fees in aggregate totaling $0.6 million.  We added a clinical and medical affairs associate and had higher regulatory salary and benefits, consulting fees for FDA submissions and international registrations totaling in aggregate $0.3 million and we spent more for consulting and investor and public relations services totaling $0.2 million.  Offsetting some of these expenses were lower salary and benefits in selling and marketing and in executive department due to management changes and attrition, lowering expense year over year by $0.6 million.

Research and development expenses increased by $0.2 million for the twelve months ended December 31, 2018 compared to the ten month period ended December 31, 2017 due to an increase in headcount and expanded product development initiatives compared with last year.

Our selling, general and administrative expenses and research and development costs for the twelve months ended December 31, 2018 and 2017 are as follows:

	Twelve Months Ended December 31,		Change from Prior Year
	2018	2017	$	%
Selling, general and administrative	$9,095,565	$7,731,972	$1,363,593	17.6%
Research and development	241,124	88,621	152,503	172.1%
	$9,336,689	$7,820,593	$1,516,096	19.4%
Stated as a Percentage of Net Sales	53.8%	50.6%

Selling, general and administrative expenses increased $1.4 million, or 17.6%, for the twelve months ended December 31, 2018, compared with the same period last year, primarily due to increased legal fees related to the activities under the purview of the Special Committee, the Common Stock Purchase Agreement executed on December 17, 2018, continued litigation efforts and increased general counsel support for corporate matters, totaling $0.8 million.  Our reorganization efforts included costs associated with C-suite, senior management and board changes, resulting in severance expense, sign on bonuses, stock option issuances and recruiting fees in aggregate totaling $0.6 million.  We added a clinical and medical affairs associate and had higher regulatory salary and benefits, consulting fees for FDA submissions and international registrations totaling in aggregate $0.3 million and we spent more for consulting and investor and public relations services totaling $0.2 million.  Offsetting some of these expenses were lower salary and benefits in selling and marketing and in executive department due to management changes and attrition, lowering expense year over year by $0.6 million.

Research and development costs increased $0.2 million, or 172.1%, due to an increase in headcount and expanded product development initiatives compared with last year.

Depreciation and amortization

Depreciation and amortization expense was $52,006, or 20.2%, higher in the twelve months ended December 31, 2018 compared with the ten month period ended December 31, 2017 due principally to the twelve month versus ten month comparison.

For the twelve months ended December 31, 2018, depreciation and amortization expense increased $2,701, or 0.9%, compared with the same period last year.  We continued to invest in capital assets, mostly related to production, and in patent applications and their maintenance.  Amortization increased and was offset by a reduction in depreciation expense as a significant number of assets become fully depreciated over the course of the year compared with last year.

Net Income

	Twelve Months Ended	Ten Months Ended	Change from Prior Year
	December 31, 2018	December 31, 2017	$	%
Net Income	$910,570	$904,957	$5,613	0.6%
Stated as a Percentage of Net Sales	5.2%	6.8%

Our net income for the twelve months ended December 31, 2018 was $0.9 million, unchanged from the ten months ended December 31, 2017.  Although we had two additional months of net sales in 2018, our expenses were significantly higher for the reasons described above, as well as due to the additional two months in the period compared with December 31, 2017.  Partially offsetting the expenses was the favorable tax rate compared with last year.

	Twelve Months Ended December 31,		Change from Prior Year
	2018	2017	$	%
Net Income	$910,570	$819,547	$91,023	11.1%
Stated as a Percentage of Net Sales	5.2%	5.3%

Our net income for the twelve months ended December 31, 2018 was $0.9 million, as compared to net income of $0.8 million for the twelve months ended December 31, 2017.  This increase was the result of increased net sales, improved gross margin and the lower tax rate compared with last year.  Partially offsetting these were expenses the Company incurred related to legal fees, severance, sign on bonuses and recruiting fees as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.7 million as of December 31, 2018.  Additionally, we have a $1.5 million certificate of deposit that matures in May 2019 and a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, legal fees, capital expenditures and patent costs.

We believe that as of December 31, 2018, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures for the next 12 months.  We believe the FREEDOM System continues to find a solid following in the SCIg market, and this market is expected to continue to increase both domestically and internationally.

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of Libor plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.  As of December 31, 2018, the Company had no outstanding amounts against the line of credit.

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

Cash Flows

The following table summarizes our cash flows:

	Twelve Months Ended December 31, 2018	Ten Months Ended December 31, 2017
Net cash provided by operating activities	$1,479,662	$899,912
Net cash used in investing activities	$(1,729,824)	$(219,281)
Net cash provided by/(used in) financing activities	$14,429	$(19,360)

Operating Activities

Net cash provided by operating activities of $1.5 million for the fiscal year ended December 31, 2108, was primarily attributable to net income of $0.9 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation of $0.4 million, and a decrease in accounts receivable of $0.5 million.  Partially offsetting these was an increase in inventory of $0.4 million, as we build to increase our reserve of inventory.

Net cash provided by operating activities of $0.9 million for the ten months ended December 31, 2017 was primarily attributable to our net income of $0.9 million, non-cash charges in earnings of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation of $0.1 million and an increase in accrued expenses of $0.2 million due to increased bonus accrual.  Further adding to the net cash provided by operating activities was an increase in accrued income tax liability of $0.3 million due to increased profitability and an increase in accrued payroll and related taxes of $0.2 million related to a severance accrual for the former Chief Operating Officer.  Partially offsetting these were increases in accounts receivable of $0.4 million, an increase in inventory of $0.3 million as we build inventory and a decrease in accounts payable of $0.3 million related to the payment of legal fees accrued at February 28, 2017.

Investing Activities

Our net cash used in investing activities of $1.7 million for the fiscal year ended December 31, 2018 was from the purchase of a certificate of deposit for $1.5 million as well as continued investment in capital assets and patent applications of $0.5 million, all partially offset by net proceeds from certificates of deposits of $0.2 million.  Net cash used in investing activities of $0.2 million for the ten months ended December 31, 2017, was primarily attributable to our investment in capital assets, mostly related to production and computer equipment, and for new patent applications and maintenance of existing patents.

Financing Activities

Net cash provided by financing activities was $14,429 for the twelve months ended December 31, 2018 resulting mostly from the exercise of options less payment for cancelled shares.  Net cash used in financing activities was $19,360 for the ten months ended December 31, 2017 and was attributable to the payment for cancellation of shares.

Lease Commitments

We currently lease a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918. This facility is used as our headquarters, for manufacturing operations and research & development.  We are in year twenty of a twenty-year lease and are responsible for all repairs, maintenance, and upkeep of the space occupied. The terms of the lease call for a monthly lease payment of $11,042 per month. We also contribute payments of 65% of the building’s annual property taxes, amounting to $50,512 for the fiscal year ended December 31, 2018.  On November 14, 2017, we executed a lease extension with our current landlord, which calls for six month extensions beginning March 1, 2019 with the option to renew six times, with monthly lease payments of $12,088.

We also lease 2,500 square feet of storage space in a nearby industrial park on a year-to-year basis.  In the twelve months ended December 31, 2018, we paid $20,921 in rent and common charges for this space.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission. We define Adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization, reorganization charges and stock compensation expenses. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year. Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees. We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

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

A reconciliation of our non-GAAP measures is below:

	Twelve Months Ending
Reconciliation of GAAP Net (Loss)/Income	December 31,
to Non-GAAP Adjusted EBITDA:	2018	2017
GAAP Net Income	$910,570	$819,547
Tax (Benefit)/Expense	266,380	390,799
Depreciation/Amortization	309,263	306,562
Interest Income	(28,104)	(3,743)
Reorganization Charges	996,447	—
Stock Compensation Expense	293,040	66,947
Non-GAAP Adjusted EBITDA	$2,747,596	$1,580,112

	Twelve Months Ending
Reconciliation of GAAP Net (Loss)/Income	December 31,
To Non-GAAP Normalized Net Income:	2018	2017
GAAP Net (Loss)/Income	$910,570	$819,547
Reorganization Charges	996,447	—
Tax (Expense) adjustment	(209,254)	—
Non-GAAP Normalized Net Income	$1,697,763	$819,547

Reorganization Charges.  Reorganization charges include costs related to the termination and replacement of C-suite executives and senior management, legal expenses related to activities under the purview of the special committee formed by the Board as previously disclosed, the recruitment of new directors replacing exiting directors and investment banking and legal fees for the recent Common Stock Purchase Agreement the Company executed on December 17, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We believe the adoption of this ASU may have a material impact on our assets and liabilities, but not a material impact on the results of operations on our financial statements, disclosure requirements and methods of adoption.  In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842.  For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repro-Med Systems, Inc.

Chester, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Repro-Med Systems, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017, the related statements of operations, changes in equity, and cash flows for the twelve months ended December 31, 2018 and the ten months ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017 and the results of its operations and its cash flows for the twelve months ended December 31, 2018 and the ten months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Scranton, Pennsylvania

March 5, 2019

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,738,803	$3,974,536
Certificates of deposit	1,517,927	263,269
Accounts receivable less allowance for doubtful accounts of $37,500 and $77,067 for December 31, 2018, and December 31, 2017, respectively	1,425,854	1,861,949
Inventory	2,103,879	1,658,681
Prepaid expenses	246,591	170,739
TOTAL CURRENT ASSETS	9,033,054	7,929,174
Property and equipment, net	858,781	836,283
Patents, net of accumulated amortization of $239,581 and $203,768 at December 31, 2018 and December 31, 2017, respectively	632,156	483,821
Deferred tax asset	1,466	—
Other assets	19,582	31,582
TOTAL ASSETS	$10,545,039	$9,280,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$3,763	$22,481
Accounts payable	453,498	454,398
Accrued expenses	688,649	658,060
Accrued payroll and related taxes	421,714	334,903
Accrued tax liability	16,608	115,854
TOTAL CURRENT LIABILITIES	1,584,232	1,585,696
Deferred capital gain – long term	—	3,762
Deferred tax liability	—	21,675
TOTAL LIABILITIES	1,584,232	1,611,133

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 40,932,911 and 40,731,529 shares issued; 38,195,680 and 37,994,298 shares outstanding at December 31, 2018, and December 31, 2017, respectively	409,329	407,315
Additional paid-in capital	4,595,214	4,216,718
Retained earnings	4,300,468	3,389,898
	9,305,011	8,013,931
Less: Treasury stock, 2,737,231 shares at December 31, 2018 and December 31, 2017, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	8,960,807	7,669,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,545,039	$9,280,860

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the
	Twelve Months Ended December 31,	Ten Months Ended December 31
	2018	2017

NET SALES	$17,353,737	$13,313,894
Cost of goods sold	6,543,249	5,174,946
Gross Profit	10,810,488	8,138,948

OPERATING EXPENSES
Selling, general and administrative	9,095,565	6,594,570
Research and development	241,124	50,587
Depreciation and amortization	309,263	257,257
Total Operating Expenses	9,645,952	6,902,414

Net Operating Profit	1,164,536	1,236,534

Non-Operating Income/(Expense)
Gain on sale of fixed asset	4,930	—
(Loss)/Gain on foreign currency exchange	(20,620)	68,566
Interest income	28,104	2,420

INCOME BEFORE TAXES	1,176,950	1,307,520

Income tax expense	266,380	402,563

NET INCOME	$910,570	$904,957

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,128,260	37,897,632
Diluted	38,921,622	38,445,482

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2018 AND THE TEN MONTHS ENDED DECEMBER 31, 2017

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, FEBRUARY 28, 2017	40,558,429	$405,584	$4,129,726	$2,484,941	$(344,204)	$6,676,047
Issuance of stock based compensation	217,100	2,171	110,329	—	—	112,500
Compensation expense related to stock options	—	—	(4,417)	—	—	(4,417)
Cancellation of common stock	(44,000)	(440)	(18,920)	—	—	(19,360)
Net income for the year ended December 31, 2017	—	—	—	904,957	—	904,957
BALANCE, DECEMBER 31, 2017	40,731,529	$407,315	$4,216,718	$3,389,898	$(344,204)	$7,669,727
Issuance of stock based compensation	99,134	991	117,050	—	—	118,041
Compensation expense related to stock options	—	—	248,040	—	—	248,040
Cancellation of common stock	(22,752)	(227)	(36,594)	—	—	(36,821)
Issuance of Option Exercised	125,000	1,250	50,000	—	—	51,250
Net income for the year ended December 31, 2018	—	—	—	910,570	—	910,570
BALANCE, DECEMBER 31, 2018	40,932,911	$409,329	$4,595,214	$4,300,468	$(344,204)	$8,960,807

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the
	Twelve Months Ended December 31,	Ten Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$910,570	$904,957
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	366,081	108,083
Depreciation and amortization	309,263	257,257
Gain on sale of fixed asset	(4,930)	—
Deferred capital gain – building lease	(22,480)	(18,734)
Deferred taxes	(23,141)	(60,747)
Provision for returns and doubtful accounts	(39,567)	58,941
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	475,662	(418,860)
Increase in inventory	(445,198)	(304,978)
(Increase)/Decrease in prepaid expense	(75,852)	5,217
Decrease/(Increase) in other assets	12,000	(93)
Decrease in accounts payable	(900)	(318,030)
Increase in accrued payroll and related taxes	86,811	157,885
Increase in accrued expense	30,589	240,703
(Decrease)/Increase in accrued tax liability	(99,246)	288,311
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,479,662	899,912

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(297,018)	(137,817)
Payments for patents	(184,148)	(80,509)
Purchase of certificate of deposit	(1,500,000)	(955)
Proceeds from certificates of deposit	245,342	—
Proceeds on sale of fixed assets	6,000	—
NET CASH USED IN INVESTING ACTIVITIES	(1,729,824)	(219,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	51,250	—
Payment for cancelled shares	(36,821)	(19,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,429	(19,360)

Net (Decrease) Increase in CASH AND CASH EQUIVALENTS	(235,733)	661,271
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,974,536	3,313,265
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,738,803	$3,974,536

Supplemental Information
Cash paid during the years for:
Interest	$—	$—
Taxes	$378,000	$175,000
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$118,041	$112,500

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.   The Company holds cash in excess of $250,000 at its depository, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATES OF DEPOSIT

The certificate of deposit is recorded at cost plus accrued interest. The certificate of deposit earns interest at a rate of 1.73% and matures in May 2019.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2016 are subject to examination by income tax authorities.

PROPERTY, EQUIPMENT, AND DEPRECIATION

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets.

STOCK-BASED COMPENSATION

The Company maintains various long-term incentive stock benefit plans under which it grants stock options and stock to certain executives, key employees and consultants.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date.

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year. Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee, director and consultant stock options (See Note 6).

	Fiscal Year Ended
	Twelve Months December 31, 2018	Ten Months December 31, 2017

Net income	$910,570	$904,957

Weighted Average Outstanding Shares:
Outstanding shares	38,128,260	37,897,632
Option shares includable	793,362	547,850
	38,921,622	38,445,482

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The main difference between the current requirement under GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.  This ASU requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease).  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases).  Classification will be based on criteria that are largely similar to those applied in current lease accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  This is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We believe the adoption of this ASU may have a material impact on our assets and liabilities, but not a material impact on the results of operations on our financial statements, disclosure requirements and methods of adoption.  In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842.  For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this ASU affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. The amendments in this ASU related to transition do not include amendments from proposed ASU, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. That additional transition method will be issued as part of a forthcoming and separate ASU that will result in additional amendments to transition paragraphs included in this ASU to conform with the additional transition method.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of December 31, 2018, the Company does not believe that any of its assets are impaired.

NOTE 2  INVENTORY

Inventory consists of:

	December 31, 2018	December 31, 2017
Raw materials and Work-in-process	$1,155,632	$1,042,367
Finished goods	1,020,930	677,762
Total	2,176,562	1,720,129
Less: reserve for obsolete inventory	72,683	61,448
Inventory, net	$2,103,879	$1,658,681

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2018	December 31, 2017	Estimated Useful Lives

Land	$54,030	$54,030
Building	171,094	171,094	20 years
Furniture, office equipment, and leasehold improvements	1,058,507	1,052,501	3-10 years
Manufacturing equipment and tooling	1,279,865	1,075,471	3-12 years
Total	2,563,496	2,353,096
Less: accumulated depreciation	1,704,715	1,516,813
Property and equipment, net	$858,781	$836,283

Depreciation expense was $273,450 and $233,626 for the twelve months ended December 31, 2018, and the ten months ended December 31, 2017, respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

On December 17, 2018, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Andrew I. Sealfon and other sellers set forth in the Agreement and purchasers listed in the Agreement in a private placement transaction.  Pursuant to that agreement, we agreed to file a resale registration statement.  The existing stockholders party to the agreement included Andrew I. Sealfon and Paul Mark Baker, then directors of RMS, together with certain members of their respective family members.  Andrew I. Sealfon, Paul Mark Baker, Andrea Baker, Brad Sealfon and Mary Sealfon, existing stockholders party to the agreement, received an aggregate of $12,218,977 in connection with the transaction. One of the purchasers was Horton Freedom, L.P., an affiliate of Horton Capital Partners, LLC, who paid $3,842,036 in connection with the transaction.  At the time of the purchase, Horton Capital Partners, LLC beneficially owned more than 5% of our outstanding common stock. Joseph M. Manko, Jr. is the managing member of Horton Capital Partners, LLC and has served as a director of the Company since May 2016.

In connection with the purchase agreement, also on December 17, 2018, we entered into an Agreement Regarding Stock Sale with Mr. Sealfon and a separate Agreement Regarding Stock Sale with Dr. Baker.  Pursuant to these Separation Agreements, Mr. Sealfon and Dr. Baker tendered their respective resignations from our Board of Directors effective with the first closing of the transaction under the purchase agreement, which occurred on December 18, 2018.  Each of these separation agreements provides for the mutual general release by us, on the one hand, and each of Mr. Sealfon and Dr. Baker, on the other hand, of all claims against the other arising or occurring on or before the date thereof, subject to certain exceptions. Pursuant to the agreement with Mr. Sealfon, Mr. Sealfon has agreed to certain non-competition and non-solicitation restrictions for a period of six months after the first closing.

LEASED AIRCRAFT

From 1992 to 2018, we leased an aircraft from AMI Aviation, Inc., of which our former President and Chief Executive Officer, Andrew Sealfon, was a majority shareholder. The lease payments were $9,045 for the year ended December 31, 2018 and $13,421 for the ten months ended December 31, 2017.  Upon the termination of Mr. Sealfon as President and Chief Executive Officer on July 25, 2018, the Company ceased leasing this aircraft.

BUILDING LEASE

In February 2011, Mark Pastreich joined our board of directors.  Mr. Pastreich is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  We are in year twenty of a twenty-year lease.  With a monthly lease amount of $11,042, the lease payments were $132,504 for the twelve months ended December 31, 2018, and $110,420 for the ten months ended December 31, 2017.  The Company also paid property taxes for the twelve months ended December 31, 2018 in the amount of $50,072 and $41,959 for the ten months ended December 31, 2017.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at monthly lease amount of $12,088.

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

NOTE 6   STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain executives, key employees, and consultants under the plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  Currently, the total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 4,000,000.  On February 20, 2019, our Board of Directors approved an increase to the number of shares authorized under the plan to 6,000,000, subject to shareholder approval at the 2019 Annual Meeting of Shareholders.

As of December 31, 2018, the Company had 2,419,000 options outstanding to certain executives, key employees and consultants under the Plan.

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.

The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2018 and December 31, 2017 was $0.83 and $0.29, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year ended December 31, 2018 and December 31, 2017. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	December 31, 2018	December 31, 2017

Dividend yield	0.00%	0.00%
Expected Volatility	61.1-65.2%	70.1%-72.2%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	5-10 Years	5 Years
Risk-free rate	2.8-3.15%	2.3%-2.36%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2018		December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,038,000	$0.41	1,345,000	$0.39
Granted	1,518,000	$1.34	318,000	$0.49
Exercised	125,000	$0.41	—	$—
Forfeited	12,000	$0.87	625,000	$0.39
Outstanding at year end	2,419,000	$1.00	1,038,000	$0.41
Options exercisable	785,094	$0.55	737,010	$0.38
Weighted average fair value of options granted during the period		$0.83	—	$0.29
Stock-based compensation expense		$248,040	—	$(4,417)

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $248,040 and $(4,417) for the fiscal year ended December 31, 2018 and December 31, 2017, respectively.

The weighted-average grant-date fair value of options granted during twelve months ended December 31, 2018 and the ten months ended December 31, 2017 was $1,255,234 and $93,115 respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2018 and the ten months ended December 31, 2017, was $51,250 and zero respectively.

The following table presents information pertaining to options outstanding at December 31, 2018:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36-1.57	2,419,000	5 years	$1.00	785,094	$0.55

As of December 31, 2018, there was $1,078,843 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 34 months. The total fair value of vested options was $258,666 and $150,820 at December 31, 2018 and December 31, 2017, respectively.

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

Rent expense for the twelve months ending December 31, 2018 was $132,504 and ten months ended December 31, 2017 was $110,420.

NOTE 8 FEDERAL AND STATE INCOME TAXES

The provision (benefit) for income taxes at December 31, 2018, and December 31, 2017 consisted of:

	December 31, 2018	December 31, 2017
State income tax:
Current, net of refund	$12,391	$1,670
Federal income tax:
Deferred	23,141	(47,327)
Current	230,848	448,220
Total	$266,380	$402,563

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for fiscal year 2018 and 34% for fiscal year 2017 is as follows:

	December 31, 2018	December 31, 2017

Income before tax	$1,176,950	$1,307,520
Computed expected tax	$247,160	$444,557
State income and franchise tax	12,391	1,670
Reduction in deferred tax from change in tax rate	—	(13,420)
Other	6,829	(30,244)
Provision for taxes	$266,380	$402,563

The components of deferred tax assets/(liabilities) at December 31, 2018, and December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017

Deferred compensation cost	$79,632	$33,987
Depreciation and amortization	(79,640)	(69,550)
Allowance for bad debts and other	1,474	13,888
Deferred tax asset/(liabilities)	$1,466	$(21,675)

New Tax Legislation

On December 22, 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax.  The legislation reduced the highest U.S corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018.  As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate.  This revaluation resulted in an additional benefit of $13,420 included in income tax expense and corresponding reduction in the net deferred tax liabilities at December 31, 2107.  The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

NOTE 9  MAJOR CUSTOMERS

For the twelve months ended December 31, 2018, and the ten months ended December 31, 2017, approximately, 58% and 56%, respectively, of the Company’s gross product revenues were derived from one major customer.  At December 31, 2018 and December 31, 2017, accounts receivable due from this customer were $0.8 million and $0.9 million, respectively.

The largest customer in both years is a domestic medical products and supplies distributor.  Although a number of larger infusion customers have elected to consolidate their purchases through one or more distributors in recent years, we continue to maintain strong direct relationships with them.  We do not believe that their continued purchase of FREEDOM System products and related supplies is contingent upon the distributor.

NOTE 10  LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”), wherein EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other claims.  We are vigorously defending against all of the lawsuits brought by EMED.  Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and sought a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – or “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 Patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

On August 22, 2017, we filed a motion in this California case seeking a Preliminary Injunction prohibiting EMED from making false statements and claims regarding the products of both companies.  The motion has now been fully briefed, and the parties are awaiting action by the Court.

Earlier, on September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018 the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement of Claim 1 of another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of ‘476, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.   EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018 the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding ‘476, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against our marketing of its needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with preliminary matters and although a fixed trial date has not been set it is expected to be in the fourth quarter of 2019 or the first quarter of 2020.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”) to be combined with the California case, or dismissed, as the California Court sees fit.

At the same hearing on November 14, 2018, the Texas Court granted EMED leave to amend its infringement contentions, following the IPR decision invalidating all but one claim of the ‘476 patent, in order to assert infringement of that sole remaining claim, namely dependent Claim 9.  The Texas Court’s order allowing EMED’s amendment of its infringement contentions against us was entered on December 7, 2018.

The ED Texas ‘476 matter is now proceeding under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  The Texas Court has set a trial date of August 19, 2019 for the trial of the ED Texas ‘476 matter.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have scheduled mediation sessions.

Although we believe it has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 11  EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit sharing contributions. Employee elective contributions are funded through voluntary payroll deductions. The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation. Company matching expense for the period ended December 31, 2018 and December 31, 2017 was $121,834 and $64,881, respectively. The Company has not provided for a discretionary profit sharing contribution.

NOTE 12  SUBSEQUENT EVENTS

On February 1, 2019, Mr. Donald B. Pettigrew, the Company’s President and Chief Commercial Officer, was promoted to President and Chief Executive Officer, replacing Mr. Daniel S. Goldberger as interim Chief Executive Officer.  Mr. Goldberger remains our Chairman of the Board and, effective February 1, 2019, was appointed Executive Chairman.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2018 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 28, 2019, the Company filed a corrective amendment to its Restated Certificate of Incorporation, as amended, to accurately reflect the location of the Company’s corporate offices in Chester, NY and include a page that had been inadvertently omitted from the previous filing.  This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.” Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Governance” at rmsmedicalproducts.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended (filed herewith).

3(ii)	Amended and Restated By-Laws dated December 5, 2018 (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 7, 2018).

4.1	Securities Purchase Agreement with Horton Capital Partners Fund, L.P. dated August 8, 2014 (previously filed with Form 10-K for the fiscal year ended February 28, 2015 and incorporated by reference).

10.1	Employment Agreement for Karen Fisher, Chief Financial Officer made as of January 15, 2015 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on October 7, 2016).

10.2	General Release and Confidentiality Agreement with Fred Ma, Ph.D. dated as of December 20, 2018 (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 26, 2018).

10.3

Executive Employment Agreement for Eric Bauer, Chief Operating Officer dated January 17, 2017, (previously filed with Form 10-K for the fiscal year ended February 28, 2017 and incorporated by reference).

10.4

Separation Agreement and General Release for Eric Bauer, Chief Operating Officer made effective as of December 19, 2017 (incorporated by reference to the Company’s Form 10-KT filed with the SEC on March 5, 2018).

10.5

Common Stock Purchase Agreement dated as of December 17, 2018 by and among Repro Med Systems, Inc., the Sellers named therein and the Purchasers named therein (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 17, 2018).

10.6

Agreement Regarding Stock Sale dated as of December 17, 2018 by and between Repro Med Systems, Inc. and Andrew Sealfon (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 17, 2018).

10.7

Agreement Regarding Stock Sale dated as of December 17, 2018 by and between Repro Med Systems, Inc. and Dr. Paul Mark Baker (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 17, 2018).

10.8	Form of Conditional Severance Agreement dated November 8, 2018 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 9, 2018).

Exhibit No.	Description

10.9	Employment Agreement made as of October 12, 2018 between Repro Med Systems, Inc. and Daniel S. Goldberger (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 16, 2018).

10.10

Non-Qualified Stock Option Award dated as of October 12, 2018 between Repro Med Systems, Inc. and Daniel S. Goldberger (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 16, 2018).

10.11	Employment Agreement made as of September 4, 2018 between Repro Med Systems, Inc. and Donald B. Pettigrew (incorporated by reference to the Company’s Form 8-K filed with the SEC on September 4, 2018).

10.12	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.13	Employment Agreement made as of October 10, 2017 between Repro Med Systems, Inc. and Manuel Marques (filed herewith).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2018), furnished in XBRL (eXtensible Business Reporting Language).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2019.

REPRO MED SYSTEMS, INC.

/s/ Donald B. Pettigrew

Donald B. Pettigrew, President and Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2019.

/s/ Daniel S. Goldberger

Daniel S. Goldberger, Chairman of the Board

/s/ Robert T. Allen

Robert T. Allen, Director

/s/ David Anderson

David Anderson, Director

/s/ James M. Beck

James M. Beck, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director

/s/ Mark Pastreich

Mark Pastreich, Director

/s/ Arthur J. Radin

Arthur J. Radin, Director