Form 10-Q
period 2019-03-31
REPRO MED SYSTEMS INC
filed 2019-05-07
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
common stock, $0.01 par value	REPR	OTCQX

As of May 7, 2019, 38,316,634 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	March 31,
	2019	December 31,
	(Unaudited)	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,592,889	$3,738,803
Certificates of deposit	1,524,416	1,517,927
Accounts receivable less allowance for doubtful accounts of $37,500 at March 31, 2019 and December 31, 2018	2,655,273	1,425,854
Inventory	2,508,684	2,103,879
Prepaid expenses	286,615	246,591
TOTAL CURRENT ASSETS	9,567,877	9,033,054
Property and equipment, net	833,015	858,781
Patents, net of accumulated amortization of $249,716 and $239,581 at March 31, 2019 and December 31, 2018, respectively	670,738	632,156
Right of use assets, net	472,224	—
Deferred tax asset	—	1,466
Other assets	19,582	19,582
TOTAL ASSETS	$11,563,436	$10,545,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$—	$3,763
Accounts payable	943,091	453,498
Accrued expenses	699,887	688,649
Accrued payroll and related taxes	248,049	421,714
Accrued tax liability	—	16,608
Finance lease liability - current	4,241	—
Operating lease liability - current	131,845	—
TOTAL CURRENT LIABILITIES	2,027,113	1,584,232
Deferred tax liability	24,128	—
Finance lease liability, net of current portion	1,094	—
Operating lease liability, net of current portion	340,379	—
TOTAL LIABILITIES	2,392,714	1,584,232

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 40,939,825 and 40,932,911 shares issued, 38,202,594 and 38,195,680 shares outstanding at March 31, 2019 and December 31, 2018, respectively	409,398	409,329
Additional paid-in capital	4,890,450	4,595,214
Retained earnings	4,215,078	4,300,468
	9,514,926	9,305,011
Less: Treasury stock, 2,737,231 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	9,170,722	8,960,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,563,436	$10,545,039

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

NET SALES	$4,974,278	$4,033,224
Cost of goods sold	1,926,324	1,567,400
Gross Profit	3,047,954	2,465,824

OPERATING EXPENSES
Selling, general and administrative	2,977,383	1,880,269
Research and development	101,959	9,848
Depreciation and amortization	83,651	74,578
Total Operating Expenses	3,162,993	1,964,695

Net Operating (Loss)/Profit	(115,039)	501,129

Non-Operating Income
(Loss)/Gain on currency exchange	(9,690)	9,424
(Loss) on disposal of fixed asset	(240)	—
Interest, net and other income	17,480	615
TOTAL OTHER INCOME	7,550	10,039

(LOSS)/INCOME BEFORE TAXES	(107,489)	511,168

Income Tax Benefit/(Expense)	22,099	(107,741)

NET (LOSS)/INCOME	$(85,390)	$403,427

NET (LOSS)/INCOME PER SHARE

Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	38,203,606	38,016,498
Diluted	39,033,623	38,781,445

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(85,390)	$403,427
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Stock based compensation expense	298,125	45,933
Depreciation and amortization	83,651	74,578
Deferred capital gain - building lease	(3,763)	(5,620)
Deferred taxes	25,594	2,329
Loss on disposal of fixed asset	240	—
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,229,419)	7,307
Increase in inventory	(404,805)	(141,868)
Increase in prepaid expense and other assets	(40,024)	(32,563)
Increase in accounts payable	489,593	95,366
Decrease in accrued payroll and related taxes	(173,665)	(138,275)
Increase/(Decrease) in accrued expense	11,238	(319,139)
Decrease in accrued tax liability	(16,608)	(4,589)
NET CASH USED IN OPERATING ACTIVITIES	(1,045,233)	(13,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(41,626)	(4,145)
(Purchase)/proceeds from certificate of deposit	(6,489)	104,360
Payments for patents	(48,718)	(28,482)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(96,833)	71,733

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for cancelled shares	(2,820)	—
Finance lease	(1,028)	—
NET CASH USED IN FINANCING ACTIVITIES	(3,848)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,145,914)	58,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,803	3,974,536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,592,889	$4,033,155

Supplemental Information
Cash paid during the periods for:
Interest	$174	$—
Taxes	$—	$110,000

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$176,250	$33,750

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS” or “we”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

FISCAL YEAR END

The Company’s fiscal year end is December 31.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2019, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2019, and the results of operations and cash flow for the three months periods ended March 31, 2019, and 2018.

The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s  Annual Report for the twelve months ended December 31, 2018, as filed with the Securities and Exchange Commission on Form 10-K.

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

STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which it grants stock options and has issued stock to certain executives, key employees and consultants.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date.

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

LEASES

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.  Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by the Company for those leases classified as operating leases under current U.S. GAAP, while our accounting for capital leases remains substantially unchanged.   Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard became effective for us January 1, 2019.  The standard had a material impact on our balance sheets, but did not have a material impact on our income statements.  See NOTE 7 LEASES.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of March 31, 2019, the Company does not believe that any of its assets are impaired.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

From 1992 to 2018, we leased an aircraft from AMI Aviation, Inc., of which our former President and Chief Executive Officer, Andrew Sealfon, was a majority shareholder. The lease payments were $0 and $3,876 for the three months ended March 31, 2019 and 2018, respectively.  Upon the termination of Mr. Sealfon as President and Chief Executive Officer on July 25, 2018, the Company ceased leasing this aircraft.

BUILDING LEASE

Mr. Pastreich, our former board of director, is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  On February 28, 2019, we completed year twenty of a twenty year lease with monthly lease payments of $11,042.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088.  The lease payments were $34,172 for the three months ended March 31, 2019, and $33,126 for the three months ended March 31, 2018. The Company also paid property taxes for the three months ended March 31, 2019 in the amount of $12,427 and $12,712 for the three months ended March 31, 2018.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2019	December 31, 2018

Land	$54,030	$54,030
Building	171,094	171,094
Furniture, office equipment, and leasehold improvements	1,085,234	1,058,507
Manufacturing equipment and tooling	1,282,303	1,279,865
	2,592,661	2,563,496
Less: accumulated depreciation	(1,759,646)	(1,704,715)
Property and equipment, net	$833,015	$858,781

Depreciation expense was $73,515 and $66,480 for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 4  LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”).  EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other claims.  We are vigorously defending against all of the lawsuits brought by EMED. Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the now rejected EMED ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ‘476 patent, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.   EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018 the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against our marketing of its needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with preliminary matters and although neither a discovery schedule nor a fixed trial date has not been set, a trial is expected to be scheduled sometime in 2020.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The fourth case is expected to be consolidated with the California case, or dismissed, as the California Court sees fit.

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

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe RMS has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 5  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan (the “Plan”)  authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  Currently, the total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 4,000,000.  On February 20, 2019, our Board of Directors approved an increase to the number of shares authorized under the Plan to 6,000,000, subject to shareholder approval at the 2019 Annual Meeting of Shareholders.

As of March 31, 2019, the Company had 3,469,000 options outstanding to certain executives, key employees and consultants under the Plan, of which 1,050,000 were issued during the three months ended March 31, 2019.

On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019 and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000 to be paid half in cash and half in stock on April 1, 2019.  The number of shares to be issued is based upon the closing price of the Common Stock of the Company on February 1, 2019 as reported by the OTCQX.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2019 and March 31, 2018 was $1.10 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2019 and March 31, 2018. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	March 31,
	2019	2018

Dividend yield	0.00%	—
Expected Volatility	59.4-60.3%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	—
Risk-free rate	2.64-2.72%	—

The following table summarizes the status of the Plan:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,419,000	$1.00	1,038,000	$0.41
Granted	1,050,000	$1.57	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at March 31	3,469,000	$1.17	1,038,000	$0.41
Options exercisable at March 31	828,219	$0.58	756,385	$0.39
Weighted average fair value of options granted during the period	—	$1.10	—	$—
Stock-based compensation expense		$121,875		$12,183

Total stock-based compensation expense was $121,875 and $12,183 for the three months ended March 31, 2019 and March 31, 2018, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2019 and March 31, 2018, was $1.2 million and zero, respectively.  There were no options exercised during the three months ended March 31, 2019 and March 31, 2018.

The following table presents information pertaining to options outstanding at March 31, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36-$1.57	3,469,000	5.5 years	$1.17	828,219	$0.58

As of March 31, 2019, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 38 months. The total fair value of shares vested as of March 31, 2019 and March 31, 2018, was $293,373 and $156,425, respectively.

NOTE 6  DEBT OBLIGATIONS

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.  As of March 31, 2019, the Company has no outstanding amounts against the line of credit.

NOTE 7  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

Three Months Ended March 31, 2019

Operating lease cost	$35,829

Finance lease cost:
Amortization of right-of-use assets	$1,060
Interest on lease liabilities	72
Total finance lease cost	$1,132

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases	$1,028
Finance lease cost:
Amortization of right-of-use assets	$1,060
Interest on lease liabilities	72
Total finance lease cost	$1,132

Supplemental balance sheet information related to leases was as follows:

Three Months Ended March 31, 2019
Operating Leases
Operating lease right-of-use assets	$472,224

Operating lease current liabilities	131,845
Operating lease long term liabilities	340,379
Total operating lease liabilities	$472,224

Finance Leases
Property and equipment, at cost	$6,363
Accumulated depreciation	1,060
Property and equipment, net	$5,303

Finance lease current liabilities	4,241
Finance lease long term liabilities	1,094
Total finance lease liabilities	$5,335

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	3 Years
Finance leases	1 Year

Weighted Average Discount Rate
Operating leases	4.75%
Finance leases	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$113,764	$3,300
2020	151,685	2,206
2021	149,476	—
2022	97,256	—
Total lease payments	512,181	5,506
Less imputed interest	(39,957)	(171)
Total	$472,224	$5,335

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

Throughout this report, “RMS,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

We ended the first quarter of 2019 with record net sales results of $5.0 million, an increase of 23% compared with the same period last year, driven by needle sales and the fulfillment of open orders from December 31, 2018 totaling $0.2 million.  We believe the growth was a result of our national account focus, growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”).   Our gross margin percentage was the same for both periods.  We had a net loss for the period ended March 31, 2019, compared with net income for the previous year mostly due to increased legal fees for litigation activity and for the resale registration statement and previously announced executive management changes, higher salary and related expenses resulting from the executive management changes, as well as a performance bonus payment to our former interim Chief Executive Officer.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to March 31, 2018

Net Sales

The following table summarizes our net sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change from Prior Year		% of Sales
	2019	2018	$	%	2019	2018
Sales
Domestic	$3,883,565	$3,375,208	$508,357	15.1%	78.1%	83.7%
International	1,090,713	658,016	432,697	65.8%	21.9%	16.3%
Total	$4,974,278	$4,033,224	$941,054	23.3%

Total net sales increased $0.9 million or 23.3% for the three months ended March 31, 2019 compared with the same period last year. This growth was driven mostly by increased volume in needle sales and the fulfillment of open orders from December 31, 2018 totaling $0.2 million.  We believe the growth was a result of our national account focus, growth in the diagnosis of PIDD and expansion into the neurology market with expanded Hizentra® indication for CIDP.

Gross Profit

Our gross profit for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$3,047,954	$2,465,824	$582,130	23.6%
Stated as a Percentage of Net Sales	61.3%	61.1%

Gross profit increased $0.6 million or 23.6% in the three months ended March 31, 2019, compared to the same period in 2018. This increase in the quarter was mostly driven by the increase in net sales of $0.9 million.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$2,977,383	$1,880,269	$1,097,114	58.3%
Research and development	101,959	9,848	92,111	935.3%
	$3,079,342	$1,890,117	$1,189,225	62.9%
Stated as a Percentage of Net Sales	61.9%	46.9%

Selling, general and administrative expenses increased $1.1 million, or 58.3%, during the three months ended March 31, 2019 compared to the same period last year partially due to increased litigation activity including the engagement of new counsel and legal support for the filing of the resale registration statement and executive management changes matters totaling $0.5 million.  Executive salary and related benefits increased $0.5 million due to the addition of the Executive Chairman of the Board, our new President and Chief Executive Officer and other executive changes, including a performance bonus payment to our former interim Chief Executive Officer in the amount of $0.3 million.  We also added a Vice President of Medical Affairs to the team, adding $0.1 million year over year.  Higher investor relation expenses and director fees also contributed $0.1 million to the increase.  Offsetting these increases was attrition in regulatory salary and related benefit expense in the amount of $0.1 million.

Research and development expenses increased $0.1 million during the three months ended March 31, 2019 compared with the same period last year due to increased headcount and expanded product development initiatives compared to last year.

Depreciation and amortization

Depreciation and amortization expense increased by 12.2 % to $83,651 in the three months ended March 31, 2019 compared with $74,578 in the three months ended March 31, 2018.  We continued to invest in capital assets, mostly related to computer equipment and leasehold improvements, and in patent applications and their maintenance.

Net Income

	Three Months Ended March 31,		Change from Prior Year
	2019	2018	$	%
Net Income	$(85,390)	$403,427	$(488,817)	-121.2%
Stated as a Percentage of Net Sales	-1.7%	10.0%

Our net loss for the three months ended March 31, 2019 was $0.1 million compared to $0.4 million in net income for the three months ended March 31, 2018, driven by increased selling, general and administrative expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $2.6 million as of March 31, 2019.  Additionally, we have a $1.5 million certificate of deposit that matures in May 2019 and a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses and professional fees.

We believe that as of March 31, 2019, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe RMS’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin (“SCIg”) market, as well as, into new markets like neurology where Hizentra® received an expanded indication for CIDP.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash used in operating activities	$(1,045,233)	$(13,114)
Net cash (used in)/ provided by investing activities	$(96,833)	$71,733
Net cash used in financing activities	$(3,848)	$—

Operating Activities

Net cash used in operating activities of $1.0 million for the three months ended March 31, 2019 was mostly attributable to increased accounts receivable of $1.2 million as one of our major customer’s payment terms changed on January 1, 2019 from net 30 to net 60 days and increased inventory of $0.4 million as we look to build stock to keep pace with sales growth.  Partially offsetting these was an increase in accounts payable of $0.5 million and non-cash charges for stock based compensation of $0.3 million.

Net cash used in operating activities of $13,114 for the three months ended March 31, 2018 was primarily the result of increased inventory of $0.1 million, and the pay out of bonuses, commissions and severance accrued for at December 31, 2017 totaling $0.6 million in aggregate.  Mostly offsetting these decreases were higher net income of $0.4 million and non-cash charges of $0.1 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation of $45,933, as well as an increase in accounts payable of $0.1 million.

Investing Activities

Net cash used in investing activities of $0.1 million for the three months ending March 31, 2019 was for capital expenditures for computer equipment and leasehold improvements, as well as continued investment in patents.  Net cash provided by investing activities of $0.1 million for the three months ended March 31, 2018 was mostly the result of the maturity of a certificate of deposit.

Financing Activities

The $3,848 used in financing activities for the three months ended March 31, 2019 is related to payments for cancelled shares and leased office equipment.  There were no financing activities for the three months ended March 31, 2018.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission. We define Adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization, reorganization charges, litigation and stock compensation expenses. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year. Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees. We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

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

A reconciliation of our non-GAAP measures is below:

	Three Months Ended
Reconciliation of GAAP Net (Loss)/Income	March 31,
to Non-GAAP Adjusted EBITDA:	2019	2018
GAAP Net (Loss)/Income	$(85,390)	$403,427
Tax (Benefit)/Expense	(22,099)	107,741
Depreciation/Amortization	83,651	74,578
Interest Income, Net	(17,480)	(615)
Reorganization Charges	354,926	72,551
Litigation	492,515	155,800
Stock Compensation Expense	121,875	27,183
Non-GAAP Adjusted EBITDA	$927,998	$840,665

	Three Months Ended
Reconciliation of GAAP Net (Loss)/Income	March 31,
To Non-GAAP Normalized Net Income:	2019	2018
GAAP Net (Loss)/Income	$(85,390)	$403,427
Reorganization Charges	354,926	72,551
Litigation	492,515	155,800
Stock Compensation Expense	121,875	27,183
Tax (Expense) adjustment	(203,556)	(53,662)
Non-GAAP Normalized Net Income	$680,370	$605,299

Reorganization Charges.  We have excluded the effect of Reorganization Charges in calculating our non-GAAP Adjusted EBITDA and non-GAAP Normalized Net Income measures.  We incurred significant expenses in connection with the recent termination and replacement of C-suite executives and senior management which we would not otherwise incur in periods presented as part of our continuing operations.  Reorganization charges include costs related to the replacement of C-suite executives including a transition bonus and recruiting fees.

Litigation. We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA and non-GAAP Normalized Net Income measures.  We continue to evaluate our business performance excluding litigation fees and we expect them to continue and/or increase in future periods.

Stock Compensation Expense.  We have excluded the effect of stock-based compensation expenses in calculating our non-GAAP Adjusted EBITDA and non-GAAP Normalized Net Income measures. Although stock based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. We record non-cash compensation expense related to grants of options and depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

PART I – ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART I – ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as such is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluations, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”).  EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other claims.  We are vigorously defending against all of the lawsuits brought by EMED. Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.

On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018 EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the now rejected EMED ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ‘476 patent, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the Patent Trial and Appeal Board (“PTAB”) of the USPTO made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.   EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018 the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against our marketing of its needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with preliminary matters and although neither a discovery schedule nor a fixed trial date has not been set, a trial is expected to be scheduled sometime in 2020.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The fourth case is expected to be consolidated with the California case, or dismissed, as the California Court sees fit.

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

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe RMS has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  The Company issued 25,782 and 25,962 shares of common stock to its non-employee directors during the three month period ended March 31, 2019 and March 31, 2018, respectively.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000 to be paid half in cash and half in stock on April 1, 2019.  The number of shares issued was 90,604 based upon the closing price of the Common Stock of the Company on February 1, 2019 as reported by the OTCQX.

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan authorizing the Company to grant awards to certain employees under the plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, shall not exceed 4,000,000 shares.  On February 20, 2019, our Board of Directors approved an increase to the number of shares authorized under the plan to 6,000,000, subject to stockholder approval at the 2019 Annual Meeting of Stockholders.  As of March 31, 2019, the Company had 3,469,000 options outstanding to certain executives, key employees and consultants under the plan, of which 1,050,000 were issued during the three months ended March 31, 2019.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

PART II – ITEM 6.  EXHIBITS.

4.1	Form of Incentive Stock Option Award Agreement pursuant to the Company’s 2015 Stock Option Plan, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

May 7, 2019	/s/ Donald B. Pettigrew
Donald B. Pettigrew, President and Chief Executive Officer

May 7, 2019	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer