Form 10-Q
period 2019-06-30
REPRO MED SYSTEMS INC
filed 2019-08-07
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 7, 2019, 38,383,980 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	June 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,807,192	$3,738,803
Certificates of deposit	—	1,517,927
Accounts receivable less allowance for doubtful accounts of $37,299 at June 30, 2019 and $37,500 at December 31, 2018	3,293,196	1,425,854
Inventory	2,571,585	2,103,879
Prepaid expenses	257,320	246,591
TOTAL CURRENT ASSETS	9,929,293	9,033,054
Property and equipment, net	615,555	858,781
Patents, net of accumulated amortization of $260,812 and $239,581 at June 30, 2019 and December 31, 2018, respectively	747,106	632,156
Right of use assets, net	439,782	—
Deferred tax asset	—	1,466
Other assets	19,582	19,582
TOTAL ASSETS	$11,751,318	$10,545,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$—	$3,763
Accounts payable	530,380	453,498
Accrued expenses	1,034,830	688,649
Accrued payroll and related taxes	171,984	421,714
Accrued tax liability	—	16,608
Finance lease liability - current	4,295	—
Operating lease liability - current	133,417	—
TOTAL CURRENT LIABILITIES	1,874,906	1,584,232
Deferred tax liability	65,029	—
Finance lease liability, net of current portion	—	—
Operating lease liability, net of current portion	306,365	—
TOTAL LIABILITIES	2,246,300	1,584,232

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 41,121,211 and 40,932,911 shares issued, 38,383,980 and 38,195,680 shares outstanding at June 30, 2019 and December 31, 2018, respectively	411,212	409,329
Additional paid-in capital	5,144,749	4,595,214
Retained earnings	4,293,261	4,300,468
	9,849,222	9,305,011
Less: Treasury stock, 2,737,231 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	9,505,018	8,960,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,751,318	$10,545,039

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET SALES	$5,348,812	$4,502,326	$10,323,090	$8,535,550
Cost of goods sold	1,873,148	1,762,742	3,799,472	3,330,142
Gross Profit	3,475,664	2,739,584	6,523,618	5,205,408

OPERATING EXPENSES
Selling, general and administrative	3,175,382	2,022,631	6,152,765	3,902,900
Research and development	178,235	23,963	280,194	33,811
Depreciation and amortization	86,169	75,978	169,820	150,556
Total Operating Expenses	3,439,786	2,122,572	6,602,779	4,087,267

Net Operating Profit/(Loss)	35,878	617,012	(79,161)	1,118,141

Non-Operating Income/(Expense)
Loss on currency exchange	(1,235)	(19,838)	(10,925)	(10,414)
Gain on disposal of fixed asset, net	49,980	—	49,740	—
Interest, net and other income, net	18,243	5,501	35,723	6,116
TOTAL OTHER INCOME/(EXPENSE)	66,988	(14,337)	74,538	(4,298)

INCOME/(LOSS) BEFORE TAXES	102,866	602,675	(4,623)	1,113,843

Income Tax Expense	(24,683)	(126,952)	(2,584)	(234,693)

NET INCOME/(LOSS)	$78,183	$475,723	$(7,207)	$879,150

NET INCOME PER SHARE

Basic	$0.00	$0.01	$0.00	$0.02
Diluted	$0.00	$0.01	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	38,353,000	38,100,040	38,279,718	38,058,500
Diluted	39,299,800	38,872,998	39,219,752	38,815,301

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(7,207)	$879,150
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Stock based compensation expense	529,538	94,170
Depreciation and amortization	169,820	150,556
Deferred capital gain - building lease	(3,763)	(11,240)
Deferred taxes	66,494	(941)
Gain on disposal of fixed asset	(49,740)	—
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,867,342)	21,855
Increase in inventory	(467,706)	(59,613)
Decrease/(Increase) in prepaid expense and other assets	44,874	(85,149)
Increase in accounts payable	76,882	257,549
Decrease in accrued payroll and related taxes	(249,730)	(147,597)
Increase/(Decrease) in accrued expense	346,181	(118,587)
Decrease in accrued tax liability	(72,210)	(24,366)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(1,483,909)	955,787

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(67,079)	(93,185)
Purchase of certificate of deposit	—	(1,500,000)
Reinvested earnings on certificate of deposit	—	(4,818)
Payments for patents	(136,182)	(64,436)
Proceeds on disposal of fixed asset	217,821	—
Proceeds from certificates of deposit	1,517,927	103,807
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,532,487	(1,558,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	24,700	51,250
Payment for cancelled shares	(2,820)	(1,755)
Finance lease	(2,069)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,811	49,495

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	68,389	(553,350)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,803	3,974,536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,807,192	$3,421,186

Supplemental Information
Cash paid during the periods for:
Interest	$233	$—
Taxes	$—	$260,000

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$212,898	$67,500

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “RMS Medical” or “we”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

FISCAL YEAR END

The Company’s fiscal year end is December 31.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2019, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of June 30, 2019, and the results of operations and cash flow for the three and six months periods ended June 30, 2019, and 2018.

The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the twelve months ended December 31, 2018, as filed with the Securities and Exchange Commission on Form 10-K.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.   The Company holds cash in excess of $250,000 at its depository, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATES OF DEPOSIT

The certificate of deposit was recorded at cost plus accrued interest. The certificate of deposit earned interest at a rate of 1.73% and matured in May 2019, at which time the funds were moved into a money market account earning interest at 2.25%.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of June 30, 2019, the Company does not believe that any of its assets are impaired.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

From 1992 to 2018, we leased an aircraft from AMI Aviation, Inc., of which our former President and Chief Executive Officer, Andrew Sealfon, was a majority shareholder. The lease payments were zero and $3,876 for the three months ended June 30, 2019 and 2018, respectively and zero and $7,752 for the six months ended June 30, 2019 and 2018 respectively. Upon the termination of Mr. Sealfon as President and Chief Executive Officer on July 25, 2018, the Company ceased leasing this aircraft.

BUILDING LEASE

Mr. Pastreich, a former director, is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  On February 28, 2019, we completed year twenty of a twenty year lease with monthly lease payments of $11,042.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088.

The lease payments were $36,264 and $33,126 for the three months ended June 30, 2019 and 2018, respectively, and $70,436 and $66,252 for the six months ended June 30, 2019 and 2018, respectively. The Company also paid property taxes in the amount of $12,989 and $12,720 for the three months ended June 30, 2019 and 2018, respectively and $25,416 and $25,432 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2019	December 31, 2018

Land	$—	$54,030
Building	—	171,094
Furniture, office equipment, and leasehold improvements	1,099,939	1,058,507
Manufacturing equipment and tooling	1,282,303	1,279,865
	2,382,242	2,563,496
Less: accumulated depreciation	(1,766,687)	(1,704,715)
Property and equipment, net	$615,555	$858,781

On May 21, 2019, the Company sold the house it owned for $0.2 million.

Depreciation expense was $75,073 and $67,504 for the three months ended June 30, 2019 and 2018, respectively, and $148,588 and $133,984 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 4  LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”).  EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other business tort claims.  We are vigorously defending against all of the lawsuits brought by EMED. Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against RMS Medical making certain statements regarding what products were cleared by the FDA for use, or could be safely used, with RMS Medical’s Freedom60 pump, without voiding the product warranty.

On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

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

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with the Court agreeing with RMS Medical’s proposal to brief summary judgment of non-infringement now, and if needed it will consider setting a schedule for discovery and trial.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of RMS Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”). The fourth case is in a preliminary motion phase and ultimately expected to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May RMS Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019 for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by RMS Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019 the United States District Judge for the Eastern District of Texas issued a Final Judgment in favor of RMS Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to RMS Medical, and dismissed the case. A final judgment has been entered.  RMS Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses, which could be material, in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe RMS Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 5  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan (the “Plan”)  authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 6,000,000 pursuant to an amendment to the Plan approved by shareholders on April 23, 2019 at the 2019 Annual Meeting of Shareholders.

On June 3, 2019, under the Plan, the Company granted 1,000,000 incentive stock options to Donald Pettigrew, the Company’s President and Chief Executive Officer, whose vesting is contingent upon meeting net sales targets by each of the next three fiscal years through December 31, 2022.

As of June 30, 2019, the Company had 3,654,000 options outstanding to certain executives, key employees and consultants under the Plan, of which 1,300,000 were issued during the six months ended June 30, 2019.  Additionally, the Company had 1,000,000 performance based options outstanding as of June 30, 2019 to its President and Chief Executive Officer under the Plan, of which all were issued during the three months ending June 30, 2019.

On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019 and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000 to be paid half in cash and half in stock on April 1, 2019.  The number of shares that were issued totaled 90,604 and was based upon the closing price of the Common Stock of the Company on February 1, 2019 as reported by the OTCQX.  These shares were issued on April 3, 2019.

2015 STOCK OPTION PLAN, as amended

Time Based Share Options

The per share weighted average fair value of stock options granted during the six months ended June 30, 2019 and June 30, 2018 was $1.16 and $0.75, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2019 and June 30, 2018. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	June 30,
	2019	2018

Dividend yield	0.00%	0.00%
Expected Volatility	58.9% - 60.3%	65.2%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	5 Years
Risk-free rate	2.12 - 2.72%	2.80%

The following table summarizes the status of the Plan:

	Six months Ended June 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,419,000	$1.00	1,038,000	$0.41
Granted	1,300,000	$1.66	18,000	$1.33
Exercised	65,000	$0.38	125,000	$0.41
Forfeited	—	$—	—	$—
Outstanding at June 30	3,654,000	$1.24	931,000	$0.43
Options exercisable at June 30	804,260	$0.63	656,885	$0.39
Weighted average fair value of options granted during the period	—	$1.16	—	$0.75
Stock-based compensation expense	—	$274,731	—	$26,670

Total stock-based compensation expense totaled $274,731 and $26,670 for the six months ended June 30, 2019 and 2018, respectively. Cash received from option exercises for the six months ended June 30, 2019 and 2018 was $24,700 and $51,250, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 and 2018, was $1.16 and $0.75, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018, was $12,796 and $30,664, respectively.

The following table presents information pertaining to options outstanding at June 30, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.36 - $2.09	3,654,000	5-10 years	$1.24	804,260	$0.63

As of June 30, 2019, there was $2,308,052 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 41 months. The total fair value of shares vested as of June 30, 2019 and 2018, was $313,714 and $135,979, respectively.

Performance Based Share Options

The per share weighted average fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $1.16 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2019 and June 30, 2018.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	June 30,
	2019	2018

Dividend yield	0.00%	—
Expected Volatility	58.9%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	—
Risk-free rate	2.07%	—

The following table summarizes the status of the Plan:

	Six months Ended June 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—	—	$—
Granted	1,000,000	$1.70	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at June 30	1,000,000	$1.70	—	$—
Options exercisable at June 30	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$1.16	—	$—
Stock-based compensation expense	—	$41,909	—	$—

Total performance stock-based compensation expense totaled $41,909 and zero for the six months ended June 30, 2019 and 2018, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 and June 30, 2018, was $1.16 and zero, respectively.

The following table presents information pertaining to performance based options outstanding at June 30, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	10 years	$1.70	—	$1.70

As of June 30, 2019, there was $1,120,652 of total unrecognized compensation cost related to non-vested performance share option based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 31 months. The total fair value of shares vested as of June 30, 2019 and 2018 was zero for both periods.

NOTE 6  DEBT OBLIGATIONS

On February 8, 2018, the Company executed a Promissory Note with KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan. As of June 30, 2019, the Company has no outstanding amounts against the line of credit.

NOTE 7  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$37,921	$73,750

Finance lease cost:
Amortization of right-of-use assets	$1,061	$2,121
Interest on lease liabilities	59	131
Total finance lease cost	$1,120	$2,252

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases	$1,041	$2,069
Finance lease cost:
Amortization of right-of-use assets	$1,061	$2,121
Interest on lease liabilities	59	131
Total finance lease cost	$1,120	$2,252

Supplemental balance sheet information related to leases was as follows:

Six Months Ended June 30, 2019
Operating Leases
Operating lease right-of-use assets	$439,782

Operating lease current liabilities	133,417
Operating lease long term liabilities	306,365
Total operating lease liabilities	$439,782

Finance Leases
Property and equipment, at cost	$6,363
Accumulated depreciation	2,121
Property and equipment, net	$4,242

Finance lease current liabilities	4,295
Finance lease long term liabilities	—
Total finance lease liabilities	$4,295

Six Months Ended June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3 Years
Finance leases	1 Year

Weighted Average Discount Rate
Operating leases	4.75%
Finance leases	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$75,843	$2,200
2020	151,685	2,206
2021	149,476	—
2022	97,256	—
Total lease payments	474,260	4,406
Less imputed interest	(34,478)	(111)
Total	$439,782	$4,295

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

Throughout this report, “RMS Medical,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

The second quarter of 2019 ended with record net sales results of $5.3 million, an increase of 18.8% compared with the same period last year, driven by increased volume in needles, tubing and pump sales domestically.  We believe the growth continues to be the result of growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”).   Our gross margin percentage improved four percentage points versus the same period last year mostly due to increased sales with improved production and the same labor.  We had lower net income of $0.1 million for period ended June 30, 2019, compared with $0.5 million for the previous year mostly due to increased legal fees for litigation activity and higher salary and related expenses resulting from the executive management changes and recently announced new hires.  The Company also sold the house it owned which generated $0.2 million in cash proceeds.

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared to June 30, 2018

Net Sales

The following table summarizes our net sales for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change from Prior Year			% of Sales
	2019	2018	$	%		2019	2018
Sales
Domestic	$4,569,226	$3,582,392	$986,834	27.6%		85.4%	79.6%
International	779,586	919,934	(140,348)	(15.3%	)	14.6%	20.4%
Total	$5,348,812	$4,502,326	$846,486	18.8%

Total net sales increased $0.8 million or 18.8% for the three months ended June 30, 2019 compared with the same period last year.  This growth was driven domestically by increased volume in needle, tubing and pump sales.  We believe the growth continues to be due to growth in the diagnosis of PIDD and expansion into the neurology market with the expanded Hizentra® indication for CIDP.  Internationally, net sales were down, mostly due to a clinical trial last year.

Gross Profit

Our gross profit for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$3,475,664	$2,739,584	$736,080	26.9%
Stated as a Percentage of Net Sales	65.0%	60.9%

Gross profit increased $0.7 million or 26.9% in the three months ended June 30, 2019, compared to the same period in 2018. This increase in the quarter was mostly driven by the increase in net sales and leveraged production costs on higher net sales.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$3,175,382	2,022,631	$1,152,751	57.0%
Research and development	178,235	23,963	154,272	643.8%
	$3,353,617	2,046,594	$1,307,023	63.9%
Stated as a Percentage of Net Sales	62.7%	45.5%

Selling, general and administrative expenses during the three months ended June 30, 2019 increased $1.2 million, or 57.0%, over the same period last year due to increased litigation activity resulting in a $1.0 million increase.  Executive salary and related benefits increased $0.3 million due to the addition of the Executive Chairman of the Board, our new President and Chief Executive Officer and other executive changes.  We also added a Vice President of Medical Affairs to the team, adding $0.1 million year over year. Offsetting these increases was attrition in sales and marketing and regulatory in aggregate totaling $0.3 million.

Research and development expenses increased $0.2 million over last year due to increased headcount and expanded product development initiatives compared to last year.

Depreciation and amortization

Depreciation and amortization expense increased by 13.4% to $86,169 in the three months ended June 30, 2019 compared with $75,978 in the three months ended June 30, 2018.  We continue to invest in capital assets, mostly related to production equipment, computer equipment and leasehold improvements, and in patent applications and their maintenance.

Net Income

	Three Months Ended June 30,		Change from Prior Year
	2019	2018	$	%
Net Income	$78,183	$475,723	$(397,540)	(83.6%	)
Stated as a Percentage of Net Sales	1.5%	10.6%

Our net income for the three months ended June 30, 2019 was $0.1 million compared to $0.5 million for the three months ended June 30, 2018.  The decline is mostly driven by the increase in legal fees and selling general and administrative fees as described above.

Six months ended June 30, 2019 compared to June 30, 2018

Net Sales

The following table summarizes our net sales for the six months ended June 30, 2019 and 2018:

	Six months Ended June 30,		Change from Prior Year		% of Sales
	2019	2018	$	%	2019	2018
Sales
Domestic	$8,452,791	$6,957,600	$1,495,191	21.5%	81.9%	81.5%
International	1,870,299	1,577,950	292,349	18.5%	18.1%	18.5%
Total	$10,323,090	$8,535,550	$1,787,540	20.9%

Total net sales increased $1.8 million or 20.9% for the six months ended June 30, 2019 driven largely by needle set sales. We believe the growth is due to growth in the diagnosis of PIDD and expansion into the neurology market with expanded Hizentra® indication for CIDP.

Gross Profit

Our gross profit for the six months ended June 30, 2019 and 2018 is as follows:

	Six months Ended June 30,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$6,523,618	$5,205,408	$1,318,210	25.3%
Stated as a Percentage of Net Sales	63.2%	61.0%

Gross profit increased $1.3 million or 25.3% in the six months ended June 30, 2019, compared to the same period last year. This increase was driven by the increase in net sales of $1.8 million as well as leveraged production costs on higher net sales.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the six months ended June 30, 2019 and 2018 are as follows:

	Six months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$6,152,765	$3,902,900	$2,249,865	57.7%
Research and development	280,194	33,811	246,383	728.7%
	$6,432,959	$3,936,711	$2,496,248	63.4%
Stated as a Percentage of Net Sales	62.3%	46.1%

Selling, general and administrative expenses increased $2.2 million, or 57.7%, during the six months ended June 30, 2019 compared to the same period last year significantly due to increased litigation activity and legal support for the filing of the resale registration statement and executive management changes matters totaling $1.5 million. Executive salary and related benefits increased $0.9 million due to the addition of the Executive Chairman of the Board, our new President and Chief Executive Officer and other executive changes, including a performance bonus payment to our former interim Chief Executive Officer in the amount of $0.3 million.  We also added a Vice President of Medical Affairs to the team, adding $0.1 million year over year.  Higher investor relation expenses and director fees also contributed $0.2 million to the increase.  Offsetting these increases was attrition in sales and marketing and regulatory salary and related benefit expense in the amount of $0.4 million and lower executive recruiting fees of $0.1 million.

Research and development expense increased by $0.2 million primarily due to increased headcount and expanded product development initiatives compared to last year.

Depreciation and amortization

Depreciation and amortization expense increased by 12.8% to $169,820 in the six months ended June 30, 2019 compared with $150,556 in the six months ended June 30, 2018.  We continue to invest in capital assets mostly related to production and computer equipment upgrades, as well as in patent applications and their maintenance.

Net (Loss)/Income

	Six months Ended June 30,			Change from Prior Year
	2019		2018	$
Net (Loss)/Income	$(7,207)		$879,150	$(886,357)
Stated as a Percentage of Net Sales	(0.1%	)	10.3%

Our net loss for the six months ended June 30, 2019 was ($7,207) compared to a net income of $0.9 million for the six months ended June 30, 2018.  This $0.9 million decrease was driven by increased selling, general and administrative expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $3.8 million as of June 30, 2019.  Additionally, we have a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses and professional fees.

We believe that as of June 30, 2019, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe RMS Medical’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin (“SCIg”) market, as well as, into new markets like neurology where Hizentra® received an expanded indication for CIDP.

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

Cash Flows

The following table summarizes our cash flows:

	Six months Ended June 30, 2019	Six months Ended June 30, 2018
Net cash (used in)/provided by operating activities	$(1,483,909)	$955,787
Net cash provided by/(used in) investing activities	$1,532,487	$(1,558,632)
Net cash provided by financing activities	$19,811	$49,495

Operating Activities

Net cash used in operating activities of $1.5 million for the six months ended June 30, 2019 was mostly attributable to increased accounts receivable of $1.9 million as one of our major customer’s payment terms changed on January 1, 2019 from net 30 to net 60 days, and increased inventory of $0.5 million as we look to build stock to keep pace with sales growth.  Partially offsetting these were our non-cash charges for stock based compensation of $0.5 million and depreciation and amortization of long lived tangible and intangible asset of $0.2 million.

Net cash provided by operating activities of $1.0 million for the six months ended June 30, 2018 was primarily the result of net income of $0.9 million, non-cash charges of $0.2 million for depreciation and amortization of long lived tangible and intangible assets and stock based compensation of $0.1 million, as well as an increase in accounts payable of $0.3 million due to higher supplier payables.  Partially offsetting these were payments for insurance renewals, severance, bonus and sales commission payments.

Investing Activities

Our net cash provided by investing activities of $1.5 million for the six months ended June 30, 2019 was mostly the result of the maturation of a certificate of deposit for $1.5 million and the sale of the house the Company owned for $0.2 million, offset by capital expenditures and patent application and maintenance of $0.2 million.  Our net cash used for investing activities of $1.6 million for the six months ended June 30, 2018 was mostly the result of the purchase of a certificate of deposit.

Financing Activities

The $19,811 provided by financing activities for the six months ended June 30, 2019 is a result of options exercised less payments for cancelled shares and leased office equipment.  Net cash provided by financing activities was $49,495 for the six months ended June 30, 2018 mostly resulted from the exercise of options.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission. We define Adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization, reorganization charges, litigation and stock option expenses. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year. Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees. We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

A reconciliation of our non-GAAP measures is below:

	Three Months Ended		Six Months Ended
Reconciliation of GAAP Net (Loss)/Income	June 30,		June 30,
to Non-GAAP Adjusted EBITDA:	2019	2018	2019	2018
GAAP Net Income/(Loss)	$78,183	$475,723	$(7,207)	$879,150
Tax Expense	24,683	126,952	2,584	234,693
Depreciation/Amortization	86,169	75,978	169,820	150,556
Interest Income, Net	(18,243)	(5,501)	(35,723)	(6,116)
Reorganization Charges	—	78,646	354,926	151,197
Litigation	1,124,947	150,500	1,617,462	306,300
Stock Option Expense	194,765	29,487	316,640	56,670
Non-GAAP Adjusted EBITDA	$1,490,504	$931,785	$2,418,502	$1,772,450

Reorganization Charges.  We have excluded the effect of Reorganization Charges in calculating our non-GAAP Adjusted EBITDA measure.  We incurred significant expenses in connection with the recent termination and replacement of C-suite executives and senior management which we would not otherwise incur in periods presented as part of our continuing operations.  Reorganization charges include costs related to the replacement of C-suite executives including a transition bonus and recruiting fees.

Litigation. We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  We continue to evaluate our business performance excluding litigation fees and we expect them to continue in future periods.

Stock Option Expense.  We have excluded the effect of stock option expenses in calculating our non-GAAP Adjusted EBITDA measure. Although stock option compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock option compensation expenses. We record non-cash compensation expense related to grants of options and depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in several lawsuits with our principal competitor, EMED Technologies Corporation (“EMED”).  EMED has alleged that our needle sets infringe various patents controlled by EMED.  Certain of these lawsuits also allege antitrust violations, unfair business practices, and various other business tort claims.  We are vigorously defending against all of the lawsuits brought by EMED. Although no assurances can be given, we believe we have meritorious defenses to all of EMED’s claims.

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against RMS Medical making certain statements regarding what products were cleared by the FDA for use, or could be safely used, with RMS Medical’s Freedom60 pump, without voiding the product warranty.

On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017, rejecting all of EMED’s claims in the patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

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

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which has resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”).

The SDNY ‘576 matter is proceeding with the Court agreeing with RMS Medical’s proposal to brief summary judgment of non-infringement now, and if needed it will consider setting a schedule for discovery and trial.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of RMS Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018 the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The fourth case is in a preliminary motion phase and ultimately expected to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May RMS Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019 for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by RMS Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019 the United States District Judge for the Eastern District of Texas issued a Final Judgment in favor of RMS Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to RMS Medical, and dismissed the case.  A final judgment has been entered.  RMS Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses, which could be material, in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs and has filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe RMS Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2015, the Board of Directors of the Company approved non-employee director compensation of $25,000 each annually, to be paid quarterly half in cash and half in common stock, beginning September 1, 2015.  On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  The Company issued an aggregate of 25,782 and 34,696 shares of common stock to its non-employee directors during the three and six month period ended June 30, 2019, respectively.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000, half in cash and half in common stock, to be paid on April 1, 2019.  The number of shares of common stock issued was 90,604 based upon the closing price of the Common Stock of the Company on February 1, 2019 as reported by the OTCQX.

As of June 30, 2019, the Company had 4,654,000 options outstanding to certain executives, key employees and consultants under its 2015 Stock Option Plan, as amended (the “Plan”), of which 1,250,000 were issued during the three months ended June 30, 2019.  There are 6,000,000 options authorized for issuance under the Plan.  During the three months ended June 30, 2019, 65,000 options were exercised at an exercise price of $0.38, totaling $24,700.

The following table describes the options issued to Company executives and key consultants for the six months ended June 30, 2019:

Date Issued	Options Awarded	Vesting Schedule	Exercise Price $
1/29/2019	500,000	20% annually on anniversary date	1.57
1/29/2019	300,000	25% annually on anniversary date	1.57
2/26/2019	250,000	62,500 on first anniversary date, 31,250 every six months thereafter	1.57
6/3/2019	1,000,000	Vest 33% annually based on net sales performance targets	1.70
6/4/2019	50,000	Vest 25% annually on anniversary date	1.73
6/10/2019	200,000	Vest 25% annually on anniversary date	2.09

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

REPRO MED SYSTEMS, INC.

August 7, 2019	/s/ Donald B. Pettigrew
Donald B. Pettigrew, President and Chief Executive Officer

August 7, 2019	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer