Form 10-Q
period 2019-09-30
REPRO MED SYSTEMS INC
filed 2019-11-06
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
common stock, $0.01 par value	KRMD	The Nasdaq Stock Market

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

As of November 6, 2019, 39,501,870 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,129,028	$3,738,803
Certificates of deposit	—	1,517,927
Accounts receivable less allowance for doubtful accounts of $36,609 at September 30, 2019 and $37,500 at December 31, 2018	3,546,634	1,425,854
Inventory	2,738,682	2,103,879
Prepaid expenses	453,151	246,591
TOTAL CURRENT ASSETS	11,867,495	9,033,054
Property and equipment, net	636,928	858,781
Patents, net of accumulated amortization of $273,846 and $239,581 at September 30, 2019 and December 31, 2018, respectively	786,164	632,156
Right of use assets, net	406,954	—
Deferred tax asset	—	1,466
Other assets	19,582	19,582
TOTAL ASSETS	$13,717,123	$10,545,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$—	$3,763
Accounts payable	874,977	453,498
Accrued expenses	1,178,702	688,649
Accrued payroll and related taxes	111,359	421,714
Accrued tax liability	—	16,608
Finance lease liability - current	3,242	—
Operating lease liability - current	135,275	—
TOTAL CURRENT LIABILITIES	2,303,555	1,584,232
Deferred tax liability	133,097	—
Operating lease liability, net of current portion	271,679	—
TOTAL LIABILITIES	2,708,331	1,584,232

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 42,228,658 and 40,932,911 shares issued, 39,491,427 and 38,195,680 shares outstanding at September 30, 2019 and December 31, 2018, respectively	422,286	409,329
Additional paid-in capital	5,985,636	4,595,214
Retained earnings	4,945,074	4,300,468
	11,352,996	9,305,011
Less: Treasury stock, 2,737,231 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	11,008,792	8,960,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,717,123	$10,545,039

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET SALES	$6,617,397	$4,547,187	$16,940,487	$13,082,737
Cost of goods sold	2,234,489	1,655,619	6,033,961	4,985,761
Gross Profit	4,382,908	2,891,568	10,906,526	8,096,976

OPERATING EXPENSES
Selling, general and administrative	2,441,381	1,917,127	6,976,684	5,513,727
Litigation	864,009	286,487	2,481,471	592,787
Research and development	170,260	126,923	450,454	160,735
Depreciation and amortization	82,774	78,345	252,594	228,900
Total Operating Expenses	3,558,424	2,408,882	10,161,203	6,496,149

Net Operating Profit	824,484	482,686	745,323	1,600,827

Non-Operating Income/(Expense)
Loss on currency exchange	(9,358)	(5,842)	(20,283)	(16,256)
Gain on disposal of fixed asset, net	—	6,000	49,740	6,000
Interest, net and other income, net	23,368	6,972	59,091	13,088
TOTAL OTHER INCOME	14,010	7,130	88,548	2,832

INCOME BEFORE TAXES	838,494	489,816	833,871	1,603,659

Income Tax Expense	(186,681)	(103,263)	(189,265)	(337,956)

NET INCOME	$651,813	$386,553	$644,606	$1,265,703

NET INCOME PER SHARE

Basic	$0.02	$0.01	$0.02	$0.03
Diluted	$0.02	$0.01	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	39,022,298	38,194,682	38,534,021	38,104,393
Diluted	39,298,408	38,985,684	38,734,083	38,875,737

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$644,606	$1,265,703
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Stock based compensation expense	897,300	154,925
Depreciation and amortization	252,594	228,900
Deferred capital gain - building lease	(3,763)	(16,860)
Deferred taxes	134,563	10,834
Gain on disposal of fixed asset	(49,740)	(6,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(2,120,780)	351,319
Increase in inventory	(634,803)	(290,722)
Increase in prepaid expense and other assets	(206,560)	(177,346)
Increase in accounts payable	421,479	137,521
Decrease in accrued payroll and related taxes	(310,355)	(213,700)
Increase/(Decrease) in accrued expense	490,053	(30,823)
Decrease in accrued tax liability	(16,608)	(60,852)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(502,014)	1,352,899

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(158,193)	(188,006)
Purchase of certificate of deposit	—	(1,500,000)
Payments for patents	(188,274)	(137,858)
Proceeds on disposal of fixed asset	217,821	6,000
Proceeds from certificates of deposit	1,517,927	92,266
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,389,281	(1,727,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	508,900	51,250
Payment for cancelled shares	(2,820)	(1,755)
Finance lease	(3,122)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	502,958	49,495

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,390,225	(325,204)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,803	3,974,536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,129,028	$3,649,332

Supplemental Information
Cash paid during the periods for:
Interest	$280	$—
Taxes	$103,465	$378,000

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$256,525	$103,333

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “KORU Medical” or “we”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

FISCAL YEAR END

The Company’s fiscal year end is December 31.

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2019, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of September 30, 2019, and the results of operations and cash flow for the three and nine month periods ended September 30, 2019, and 2018.

The results of operations for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the twelve months ended December 31, 2018, as filed with the Securities and Exchange Commission on Form 10-K.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.   The Company holds cash in excess of $250,000 at its depository, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATES OF DEPOSIT

The certificate of deposit was recorded at cost plus accrued interest. The certificate of deposit earned interest at a rate of 1.73% and matured in May 2019, at which time the funds were moved into a money market account earning interest at 2.25%.  Effective September 24, 2019, the money market account interest rate dropped to 1.85%.

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

STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which it grants stock options to certain executives, key employees and consultants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted are recorded at the fair value of the shares at the grant date.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of September 30, 2019, the Company does not believe that any of its assets are impaired.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  RELATED PARTY TRANSACTIONS

LEASED AIRCRAFT

From 1992 to 2018, we leased an aircraft from AMI Aviation, Inc., of which our former President and Chief Executive Officer, Andrew Sealfon, was a majority shareholder. The lease payments were zero and $1,292 for the three months ended September 30, 2019 and 2018, respectively and zero and $9,045 for the nine months ended September 30, 2019 and 2018 respectively. Upon the termination of Mr. Sealfon as President and Chief Executive Officer on July 25, 2018, the Company ceased leasing this aircraft.

BUILDING LEASE

Mr. Pastreich, a former director, is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  On February 28, 2019, we completed year twenty of a twenty year lease with monthly lease payments of $11,042.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088. The Company exercised three additional renewal options commencing September 1, 2019 through February 28, 2021.

The lease payments were $36,264 and $33,126 for the three months ended September 30, 2019 and 2018, respectively, and $106,700 and $99,378 for the nine months ended September 30, 2019 and 2018, respectively. The Company also paid property taxes in the amount of $13,749 and $12,431 for the three months ended September 30, 2019 and 2018, respectively and $39,165 and $37,863 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2019	December 31, 2018

Land	$—	$54,030
Building	—	171,094
Furniture, office equipment, and leasehold improvements	1,120,416	1,058,507
Manufacturing equipment and tooling	1,309,172	1,279,865
	2,429,588	2,563,496
Less: accumulated depreciation	(1,792,660)	(1,704,715)
Property and equipment, net	$636,928	$858,781

On May 21, 2019, the Company sold the house it owned for $0.2 million.

Depreciation expense was $69,740 and $68,991 for the three months ended September 30, 2019 and 2018, respectively, and $218,328 and $202,975 for the nine months ended September 30, 2019 and 2018, respectively.

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical making certain statements regarding what products were cleared by the FDA for use, or could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

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

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”) on May 30, 2018.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of KORU Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018, the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The California Court set an initial schedule for a preliminary motion phase and on August 30, 2019 EMED filed a second amended complaint.  On September 30, 2019, KORU Medical and Sealfon filed a motion to dismiss that complaint, and Sealfon filed a separate motion to dismiss the case as to him for lack of jurisdiction.  Ultimately, we expect this case to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019 the United States District Judge for the Eastern District of Texas issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case. A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.  On September 16, 2019, EMED filed its opening appeal brief.  KORU Medical plans to oppose EMED’s appeal.  The ED Texas court has stayed proceedings in the district court until the appeal process is completed.  KORU Medical’s fee motion remains pending lifting of the stay.

The SDNY ‘576 matter proceeded in the New York court through claim construction on the ‘576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million.  EMED has opposed that motion, which is now fully briefed and has been referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  EMED also has appealed the New York court’s judgment of non-infringement to the Court of Appeals of the Federal Circuit, which matter is pending.  EMED’s opening appeal brief is currently due November 8, 2019.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe KORU Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 5  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan (as amended, the “Plan”)  authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 6,000,000 pursuant to an amendment to the Plan approved by shareholders on April 23, 2019 at the 2019 Annual Meeting of Shareholders.

As of September 30, 2019, the Company had 3,897,000 time based stock options outstanding to certain executives, key employees and consultants under the Plan, of which 1,650,000 were issued during the nine months ended September 30, 2019.  The Company also had 1,000,000 performance based options outstanding under the Plan as of September 30, 2019, to its President and Chief Executive Officer, of which all were issued during the nine months ending September 30, 2019.

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

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2019 and September 30, 2018 was $1.33 and $0.68, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2019 and September 30, 2018. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

September 30,
	2019	2018

Dividend yield	0.00%	0.00%
Expected Volatility	56.1 – 60.7%	62.8 – 65.2%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	5 Years
Risk-free rate	1.60 – 2.72%	2.80 – 2.90%

The following table summarizes the status of the Plan with respect to time based stock options:

	Nine months Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,419,000	$1.00	1,038,000	$0.41
Granted	1,650,000	$1.92	1,018,000	$1.23
Exercised	160,000	$0.37	125,000	$0.41
Forfeited	12,000	$0.87	12,000	$0.87
Outstanding at September 30	3,897,000	$1.41	1,919,000	$0.85
Options exercisable at September 30	1,037,885	$0.81	666,969	$0.40
Weighted average fair value of options granted during the period	—	$1.33	—	$0.68
Stock-based compensation expense		$473,139	—	$51,592

Total stock-based compensation expense totaled $473,139 and $51,592 for the nine months ended September 30, 2019 and 2018, respectively. Cash received from option exercises for the nine months ended September 30, 2019 and 2018 was $58,900 and $51,250, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018, was $1.33 and $0.68, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018, was $30,022 and $30,664, respectively.

The following table presents information pertaining to options outstanding at September 30, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.38 – 3.15	3,897,000	7 years	$1.41	1,037,885	$0.81

As of September 30, 2019, there was $2,802,411 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 42 months. The total fair value of shares vested as of September 30, 2019 and 2018, was $506,729 and $139,569, respectively.

Performance Based Stock Options

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $1.16 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2019 and September 30, 2018.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	September 30,
	2019	2018

Dividend yield	0.00%	—
Expected Volatility	58.9%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	—
Risk-free rate	2.07%	—

The following table summarizes the status of the Plan with respect to performance based stock options:

	Nine months Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—	—	$—
Granted	1,000,000	$1.70	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at September 30	1,000,000	$1.70	—	$—
Options exercisable at September 30	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$1.16	—	$—
Stock-based compensation expense	—	$167,636	—	$—

Total performance stock-based compensation expense totaled $167,636 and zero for the nine months ended September 30, 2019 and 2018, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and September 30, 2018, was $1.16 and zero, respectively.

The following table presents information pertaining to performance based options outstanding at September 30, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	10 years	$1.70	—	$—

As of September 30, 2019, there was $994,925 of total unrecognized compensation cost related to non-vested performance share option based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 31 months. The total fair value of shares vested as of September 30, 2019 and 2018 was zero for both periods.

NOTE 6  DEBT OBLIGATIONS

On February 8, 2018, the Company issued a Promissory Note to KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan. As of September 30, 2019, the Company had no outstanding amounts against the line of credit.

NOTE 7  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$37,922	$111,672

Finance lease cost:
Amortization of right-of-use assets	$1,061	$3,182
Interest on lease liabilities	47	178
Total finance lease cost	$1,108	$3,360

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases	$1,053	$3,122
Finance lease cost:
Amortization of right-of-use assets	$1,061	$3,182
Interest on lease liabilities	47	178
Total finance lease cost	$1,108	$3,360

Supplemental balance sheet information related to leases was as follows:

Nine Months Ended September 30, 2019
Operating Leases
Operating lease right-of-use assets	$406,954

Operating lease current liabilities	135,275
Operating lease long term liabilities	271,679
Total operating lease liabilities	$406,954

Finance Leases
Property and equipment, at cost	$6,363
Accumulated depreciation	3,182
Property and equipment, net	$3,181

Finance lease current liabilities	3,242
Finance lease long term liabilities	—
Total finance lease liabilities	$3,242

Nine Months Ended September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3 Years
Finance leases	1 Year

Weighted Average Discount Rate
Operating leases	4.75%
Finance leases	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$37,922	$1,100
2020	151,685	2,206
2021	149,476	—
2022	97,256	—
Total lease payments	436,339	3,306
Less imputed interest	(29,385)	(64)
Total	$406,954	$3,242

NOTE 8  SUBSEQUENT EVENTS

On September 30, 2019, R. John Fletcher was appointed Chairman of the Board. Mr. Fletcher succeeds Daniel S. Goldberger who resigned as Executive Chairman of the Company in connection with his appointment as Chief Executive Officer of a bioelectronic medical device company. Mr. Goldberger remains with KORU Medical as a non-executive member of the Board of Directors. In Mr. Fletcher’s role as Chairman, he will receive an additional $50,000 in annual compensation, to be paid quarterly in shares of KORU Medical common stock based on the closing price of the stock on the last day of each quarter.

On October 14, 2019, KORU Medical announced that its common stock was approved for listing on The Nasdaq Capital Market and began trading on October 17, 2019 under its then current symbol “REPR”.

On October 23, 2019, the Company announced it will operate under a new dba name, KORU Medical Systems, in place of RMS Medical Products.   Reflecting this change, the Company’s common stock commenced trading under the new ticker symbol “KRMD” effective October 24, 2019.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with future operating results, unpredictability related to Food and Drug Administration regulations, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, the impact of recent accounting pronouncements and the outcome of litigation. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “KORU Medical,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

The third quarter of 2019 ended with record net sales results of $6.6 million, an increase of 45.5% compared with the same period last year.  The increase was driven by organic growth mostly from increased volume and to a lesser extent from price increases, two unusually large orders from a domestic distributor and a new customer in Europe, as well as clinical trials.  The large domestic distributor orders followed the acquisition of Medical Specialties Distributors, LLC by McKesson Medical-Surgical, Inc. as they move forward with their integration.  We cannot predict whether such large distributor orders or volume generally will continue in the future.  We ended the third quarter with $0.8 million in open orders.  Excluding the two large orders, clinical trials and adjusting for the open orders for the quarter, net sales grew in excess of 25% year over year.  We believe the organic volume growth continues to be the result of growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”).  Our gross margin percentage improved nearly 2.6 percentage points versus the same period last year mostly due to price increases.  Net income was $0.7 million for period ended September 30, 2019, compared with $0.4 million for the previous year, driven by the increase in net sales, partially offset by increased legal fees for litigation activity and higher salary and related expenses resulting from the executive management changes and recently announced new hires.  Our cash balance at September 30, 2019, was $5.1 million, which included $0.5 million for the exercise of outstanding warrants.

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to September 30, 2018

Net Sales

The following table summarizes our net sales for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change from Prior Year			% of Sales
	2019	2018	$	%		2019	2018
Sales
Domestic	$5,856,203	$3,699,410	$2,156,793	58.3%		88.5%	81.4%
International	761,194	847,777	(86,583)	(10.2%	)	11.5%	18.6%
Total	$6,617,397	$4,547,187	$2,070,210	45.5%

Total net sales increased $2.1 million or 45.5% for the three months ended September 30, 2019, compared with the same period last year.  This growth was driven by organic growth mostly from increased volume and to a lesser extent from price increases, two unusually large orders, one from a domestic distributor and one from a new customer in Europe, as well as clinical trials.  We cannot predict whether such large orders will continue in the future.  We ended the quarter with open orders totaling $0.8 million.

Excluding the two large orders, clinical trials in both periods, and adjusting for the open orders, net sales increased in excess of 25% year over year.  We believe organic volume growth continues to be due to growth in the diagnosis of PIDD and expansion into the neurology market with the expanded Hizentra® indication for CIDP.  Internationally, net sales were down mostly due to open orders totaling $0.1 million at the end of the period.

Gross Profit

Our gross profit for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$4,382,908	$2,891,568	$1,491,340	51.6%
Stated as a Percentage of Net Sales	66.2%	63.6%

Gross profit increased $1.5 million or 51.6% in the three months ended September 30, 2019, compared to the same period in 2018. This increase in the quarter was mostly driven by the increase in net sales.  Gross profit improved 2.6 percentage points compared with the same period last year, mostly due to price increases.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation, and research and development costs for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$2,441,381	1,917,127	$524,254	27.3%
Litigation	864,009	286,487	577,522	201.6%
Research and development	170,260	126,923	43,337	34.1%
	$3,475,650	2,330,537	$1,145,113	49.1%
Stated as a Percentage of Net Sales	52.5%	51.3%

Selling, general and administrative expenses during the three months ended September 30, 2019 increased $0.5 million, or 27.4%, over the same period last year.  Driving the increase was higher salary and related benefits including $0.3 million of stock option expense, due to the addition of the Executive Chairman of the Board, our new President and Chief Executive Officer and other executive changes, including the additions of Vice Presidents of Medical Affairs, Growth and Innovation, and Sales and Marketing, adding $0.6 million year over year. Partially offsetting these increases was attrition in regulatory totaling $0.1 million.

Litigation fees continue to be higher than the previous year period, up $0.6 million as we continue to defend ourselves against our competitor through several motions and court proceedings, as well as in the patent office.  We have had some favorable rulings in the courts and have filed motions for court costs and attorney fees.  Refer to Note 4 Legal Proceedings in the Notes to the Financial Statements.

Research and development expenses increased $43,337, or 34.1%, over last year due to increased headcount and expanded product development initiatives compared to last year.

Depreciation and amortization

Depreciation and amortization expense increased by 5.7% to $82,774 in the three months ended September 30, 2019 compared with $78,345 in the three months ended September 30, 2018.  We continued to invest in capital assets, mostly related to production equipment, computer equipment and leasehold improvements, and in patent applications and their maintenance.

Net Income

	Three Months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Net Income	$651,813	$386,553	$265,260	68.6%
Stated as a Percentage of Net Sales	9.9%	8.5%

Our net income for the three months ended September 30, 2019 was $0.7 million compared to $0.4 million for the same period last year.  The increase is mostly driven by the increase in net sales, partially offset by selling general and administrative fees, as well as litigation fees as described above.

Nine months ended September 30, 2019 compared to September 30, 2018

Net Sales

The following table summarizes our net sales for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,		Change from Prior Year		% of Sales
	2019	2018	$	%	2019	2018
Sales
Domestic	$14,308,994	$10,657,010	$3,651,984	34.3%	84.5%	81.5%
International	2,631,493	2,425,727	205,766	8.5%	15.5%	18.5%
Total	$16,940,487	$13,082,737	$3,857,750	29.5%

Total net sales increased $3.9 million or 29.5% for the nine months ended September 30, 2019 driven by growth in all product categories (pumps, needles, and tubing) in the Freedom Infusion System.  The nine month period includes clinical trials at several customers, and two unusually large orders from a domestic distributor and a new customer in Europe.  We ended the third quarter with $0.8 million in open orders.  Excluding both large orders,  clinical trials and adding in the open orders, the net sales increase would have been 24%, demonstrating strength in continued organic growth driven by increased volume and to a lesser extent price increases.  We believe the organic volume growth continues to be driven by growth in the diagnosis of PIDD and expansion into the neurology market with expanded Hizentra® indication for CIDP.

Gross Profit

Our gross profit for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$10,906,526	$8,096,976	$2,809,550	34.7%
Stated as a Percentage of Net Sales	64.4%	61.9%

Gross profit increased $2.8 million or 34.7% in the nine months ended September 30, 2019, compared to the same period last year. Gross margin improved 2.5 percentage points during the period and was driven mostly by price increases and to a lesser extent some production efficiencies.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$6,976,684	$5,513,727	$1,462,957	26.5%
Litigation	2,481,471	592,787	1,888,684	318.6%
Research and development	450,454	160,735	289,719	180.3%
	$9,908,609	$6,267,249	$3,641,360	58.1%
Stated as a Percentage of Net Sales	58.5%	47.9%

Selling, general and administrative expenses increased $1.5 million, or 26.5%, during the nine months ended September 30, 2019 compared to the same period last year.  The increase is mostly driven by higher salary and related benefits totaling $1.3 million, due to the addition of the Executive Chairman of the Board, our new President and Chief Executive Officer, including a performance bonus payment to our former interim Chief Executive Officer in the amount of $0.3 million, as well as the addition of Vice Presidents for

Medical Affairs, Growth and Innovation and Sales and Marketing and other executed changes.  Included in the $1.3 million of salary and related benefits is $0.5 million in stock option expense.  Higher consulting fees of $0.2 million related to strategic initiatives, and higher investor relation expenses and director fees also contributed $0.2 million to the increase.  Partially offsetting these increases was lower recruiting fees of $0.2 million.

Litigation expenses continued to increase, up $1.9 million compared to the same period last year as we continue to defend ourselves against our competitor through several motions and court proceedings, as well as in the patent office.  We have had several favorable rulings in the courts and have filed motions for court costs and attorney fees.  Refer to Note 4 Legal Proceedings in the Notes to the Financial Statements.

Research and development expense increased by $0.3 million, or 180.3%, primarily due to increased headcount and expanded product development initiatives compared to last year.

Depreciation and amortization

Depreciation and amortization expense increased by 10.4% to $252,594 in the nine months ended September 30, 2019 compared with $228,900 in the nine months ended September 30, 2018.  We continued to invest in capital assets, mostly related to production equipment, computer equipment and leasehold improvements, and in patent applications and their maintenance.

Net Income

	Nine months Ended September 30,		Change from Prior Year
	2019	2018	$	%
Net Income	$644,606	$1,265,703	$(621,097)	(49.1%)
Stated as a Percentage of Net Sales	3.8%	9.7%

Our net income for the nine months ended September 30, 2019 was $0.6 million compared to a net income of $1.3 million for the nine months ended September 30, 2018.  This decrease was driven by increased selling, general and administrative expenses and litigation fees, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $5.1 million as of September 30, 2019.  Additionally, we have a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses and professional fees.

We believe that as of September 30, 2019, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe KORU Medical’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin (“SCIg”) market and into new markets like neurology where Hizentra® received an expanded indication for CIDP.

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

Cash Flows

The following table summarizes our cash flows:

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
Net cash (used in)/provided by operating activities	$(502,014)	$1,352,899
Net cash provided by/(used in) investing activities	$1,389,281	$(1,727,598)
Net cash provided by financing activities	$502,958	$49,495

Operating Activities

Net cash used in operating activities of $0.5 million for the nine months ended September 30, 2019 was mostly attributable to increased accounts receivable of $2.1 million as one of our major customer’s payment terms changed on January 1, 2019 from net 30 to net 60 days, increased inventory of $0.6 million as we build stock to keep pace with sales growth, as well as severance payments and payments for insurance renewals.  Partially offsetting these were our non-cash charges for stock based compensation of $0.9 million and depreciation and amortization of long lived tangible and intangible asset of $0.3 million, as well as increases in accounts payable of $0.4 million primarily for major supplier invoices and accrued expenses of $0.5 million primarily due to legal fees and bonus accruals.

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

Investing Activities

Our net cash provided by investing activities of $1.4 million for the nine months ended September 30, 2019 was mostly the result of the maturation of a certificate of deposit for $1.5 million and the sale of the house the Company owned for $0.2 million, offset by capital expenditures of $0.2 million and patent applications and maintenance of existing applications of $0.2 million.  Our net cash used for investing activities of $1.7 million for the nine months ended September 30, 2018 was mostly the result of the purchase of a certificate of deposit.

Financing Activities

The $0.5 million provided by financing activities for the nine months ended September 30, 2019 is a result of warrants and options exercised during the period.  Net cash provided by financing activities was $49,495 for the nine months ended September 30, 2018 mostly resulted from the exercise of options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13—Financial Instruments – Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

A reconciliation of our non-GAAP measures is below:

	Three Months Ended		Nine Months Ended
Reconciliation of GAAP Net Income	September 30,		September 30,
to Non-GAAP Adjusted EBITDA:	2019	2018	2019	2018
GAAP Net Income	$651,813	$386,553	$644,606	$1,265,703
Tax Expense	186,681	103,263	189,265	337,956
Depreciation/Amortization	82,774	78,345	252,594	228,900
Interest Income, Net	(23,368)	(6,972)	(59,091)	(13,088)
Reorganization Charges	—	232,471	354,926	383,668
Litigation	864,009	286,487	2,481,471	592,787
Stock Option Expense	324,135	24,922	640,775	51,592
Non-GAAP Adjusted EBITDA	$2,086,044	$1,105,069	$4,504,546	$2,847,518

Reorganization Charges.  We have excluded the effect of Reorganization Charges in calculating our non-GAAP Adjusted EBITDA measure.  We incurred significant expenses in connection with the termination and replacement of C-suite executives and senior management which we would not otherwise incur in periods presented as part of our continuing operations.  Reorganization charges include costs related to the replacement of C-suite executives including a transition bonus and recruiting fees, prior to March 31, 2019.

Litigation. We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  We continue to evaluate our business performance excluding litigation fees, which we expect to continue in future periods.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical making certain statements regarding what products were cleared by the FDA for use, or could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action dated July 19, 2017 rejecting all of EMED’s claims in the patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  Both the California case and EMED’s appeal of the USPTO rejections are pending.

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

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the United States District Court for the Eastern District of Texas claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”) on May 30, 2018.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the United States District Court for the Eastern District of Texas asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of KORU Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018, the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The California Court set an initial schedule for a preliminary motion phase and on August 30, 2019 EMED filed a second amended complaint.  On September 30, 2019, KORU Medical and Sealfon filed a motion to dismiss that complaint, and Sealfon filed a separate motion to dismiss the case as to him for lack of jurisdiction.  Ultimately, we expect this case to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on the part of us, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019 the United States District Judge for the Eastern District of Texas issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case. A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.  On September 16, 2019, EMED filed its opening appeal brief.  KORU Medical plans to oppose EMED’s appeal.  The ED Texas court has stayed proceedings in the district court until the appeal process is completed.  KORU Medical’s fee motion remains pending lifting of the stay.

The SDNY ‘576 matter proceeded in the New York court through claim construction on the ‘576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million.  EMED has opposed that motion, which is now fully briefed and has been referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  EMED also has appealed the New York court’s judgment of non-infringement to the Court of Appeals of the Federal Circuit, which matter is pending.  EMED’s opening appeal brief is currently due November 8, 2019.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties are engaging in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe KORU Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018:

Our common stock is now listed on the Nasdaq Stock Market LLC (Nasdaq Capital Market) and is no longer subject to penny stock regulations.

If we fail to continue to meet the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market.  Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2019, the Board of Directors of the Company approved non-employee director compensation of  $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  The Company issued an aggregate of 12,447 and 47,143 shares of common stock to its non-employee directors during the three and nine month period ended September 30, 2019, respectively.

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

During the three months ended September 30, 2019, 350,000 options were issued to key employees under the Company’s 2015 Stock Option Plan, as amended (the “Plan”).  There are 6,000,000 options authorized for issuance under the Plan.  During the three months ended September 30, 2019, 95,000 options were exercised at an exercise price of $0.36.

The following table describes the options issued to Company key employees for the three months ended September 30, 2019:

Date Issued	Options Awarded	Vesting Schedule	Exercise Price $
7/1/2019	250,000	Vest 25% annually on anniversary date	2.83
8/19/2019	100,000	Vest 25% annually on anniversary date	3.15

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

REPRO MED SYSTEMS, INC.

November 6, 2019	/s/ Donald B. Pettigrew
Donald B. Pettigrew, President and Chief Executive Officer (Principal Executive Officer)

November 6, 2019	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)