Form 10-K
period 2019-12-31
REPRO MED SYSTEMS INC
filed 2020-03-04
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of June 28, 2019, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $54,741,695.

The number of issued and outstanding shares of the registrant’s common stock, $0.01 par value was 39,686,746 at March 4, 2020, which excludes 2,737,231 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

REPRO MED SYSTEMS, INC.

FORM 10-K

PART I

Throughout this report, “KORU,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believe”, “plan,” “goal,” “seek,” “positions,” “vision”, “confident,” “future,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our ability to achieve our goals set forth in our Strategic Plan, under “Our Mission in Item 1 of this Form 10-K  and under “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K and to defend pending litigation claims.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

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

ITEM 1. BUSINESS

OUR BUSINESS

REPRO MED SYSTEMS, INC. d/b/a KORU Medical Systems (“KORU Medical,” “KORU”, the “Company” “our” or “we”), designs, manufactures and markets proprietary and innovative portable medical devices, primarily for the ambulatory infusion market in compliance with the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. Our development and marketing focus is primarily concentrated on our mechanical infusion products, the FREEDOM Infusion Systems (which we refer to as the “FREEDOM System” when used with one or more accessories), which include the FREEDOM60® Syringe Driver, the FreedomEdge® Syringe Driver, HIgH-Flo Subcutaneous Safety Needle Sets™ and Precision Flow Rate Tubing™.  The Company incorporated in the State of New York in March 1980.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings.

OUR STRATEGY

In January 2019, the Board of Directors approved our strategic plan to become the preferred drug delivery partner for specific infusion therapies in select markets.  We intend to accomplish this objective by building on the market leading position of our FREEDOM® 60 Syringe Infusion System that allows for the self-administration of subcutaneous immunoglobulin (“SCIg”) to treat Primary Immunodeficiency Diseases (PIDD), Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), and other disease states.

We have identified and intend to capitalize on multiple industry growth drivers, including a growing demand for and accelerating development of SCIg, increasing awareness of PIDD and CIDP, and the ongoing shift from institutional care to home and alternate site settings.  We plan to continue to support the product demand for the accelerating adoption of Hizentra®, Cuvitru®, Xembify® and other formulations of SCIg therapy, and participate in the migration of other therapeutics into the global home health marketplace.

Furthermore, we plan to leverage our specialty pharmacy customer base by introducing additional innovative products and services to our channel, with a focus on value based health care, which includes clinical and cost advantages and user friendly products with compliance/data focused characteristics.  We are focused on identifying new entrants into the SCIg market and outside the immunoglobulin space, where we can supply our infusion system in their clinical trials and ultimately commercialization.

The financial goals for our strategic plan through 2022 are:

•	$50 million net revenue run rate
•	70%+ gross margins, and
•	20%+ annual organic revenue growth

OUR PRODUCTS

FREEDOM SYSTEM

The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30ml and 20ml syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing. The systems are portable, easy to operate, maintenance free and do not require batteries or electricity.  The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues are able to absorb and what the system delivers, or what we refer to as DynEq®.

The FDA issued a 510(k) clearance for the KORU “Integrated Catch-Up Freedom Syringe Driver Infusion System,” which is our FREEDOM System, effective August 31, 2017, which includes the Precision Flow Tubing and our HIgH-Flo Subcutaneous Safety Needle Sets.  The FREEDOM System is cleared by the FDA for a wide range of flow rates and certain medications for subcutaneous and intravenous indications, including specific clearance for leading immune globulins that include Hizentra® and Cuvitru® and a variety of antibiotics.  The FDA clearance (No. K162613) includes a Caution Statement regarding FDA’s approved proper use.

Ambulatory infusion systems are most prevalent in the home care and alternate site markets.  The use of the FREEDOM System for treatment of PIDD through SCIg administration continues to increase and remains the market leading delivery system in the U.S. for these infusions.  There is an expanded indication for Hizentra® for patients with CIDP which is an acquired immune-mediated inflammatory disorder of the peripheral nervous system. It is expected that new SCIg drugs may enter the market.  We believe the FREEDOM System is an ideal system for SCIg administration because:

•	the patient is able to self-administer in any location;
•	the system has less adverse events;
•	the pump is easily configured for this application;
•	it is the best value infusion system available in a heavily cost constrained market; and
•	it has demonstrated ultimate effectiveness and an impeccable safety profile.

HIgH-Flo Subcutaneous Safety Needle Sets are a critical element of the FREEDOM System, are available in 26- and 24-gauge sizes, and feature unique design elements specific to subcutaneous self-administration.  One such feature includes a back-cut needle designed for more comfort and less tissue damage with flexible wings to minimize patient discomfort.

Precision Flow Rate Tubing is designed for repeatable flow rates, and will not allow any free-flow, bolus or overdose of medication.  The tubing regulates the flow rate and infusion time for various applications when used with the FREEDOM System.  Each tubing set provides a different level of flow restriction and consistently delivers medication with low residual volume to minimize drug waste.

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to specialty pharmacy customers and home infusion providers.  Our products and those of our competitors are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of inventory management and one-stop shopping.  We sell most of our products through two distributors in the U.S. and two distributors outside the U.S.  As of December 31, 2019, these four distributors comprised approximately 67% of our net revenues.

Specialty pharmacies and home infusion providers are our primary call point, although we provide education and training materials to clinicians, patients and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We perform product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers, and some of these components are single source including subassemblies from Command Medical Products, Inc., molded plastic parts from a supplier in Taiwan and tubing from Natvar, a Tekni-Plex Co., Inc.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources is engaged in continuously improving existing product performance and researching new product opportunities to increase our pipeline. We spent $0.7 million on research and development for the year ended December 31, 2019, and $0.2 million for the year ended December 31, 2018. We intend to make additional investments in research and development over the next twelve months.

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

COMPETITION AND THE MARKET

Competition for the Freedom System includes electronic (volumetric) pumps, elastomeric (“infuser”) pumps, and at least one other fully mechanical pump.  Safety, ease of use, familiarity, cost effectiveness, accuracy, pressure, etc. are driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are expensive and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician.  Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) and surgical wound site applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems. Other mechanical pumps can be less expensive but may have larger residual volumes and lower performance than ours.

EMPLOYEES

As of December 31, 2019, we had 71 full time employees and 0 part time employees.

PATENTS AND INTELLECTUAL PROPERTY

We filed and received U.S. and foreign protection for many of our products relating to infusion systems and related components. We had seven patents granted in the U.S. and seven patents granted outside the U.S. in 2019.  As of December 31, 2019, we had eleven applications pending in the U.S. and 45 applications pending in foreign jurisdictions.  Expiration dates for the entire patent portfolio range from 2022 to 2037. In some cases where it was no longer deemed economically beneficial, we have allowed certain patent and/or trademark protections to lapse.  In addition, the patent application process for both the U.S. and foreign countries is highly uncertain and involves complex legal and factual issues that differ from country to country. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology.  There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. See ITEM 3. LEGAL PROCEEDINGS for details regarding our patent litigation.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 4, 2020:

Name	Age	Position / Held Since

Donald B. Pettigrew	52	President and Chief Executive Officer (since February 2019)
		President and Chief Commercial Officer (from September 2018-February 2019)

Karen Fisher	53	Chief Financial Officer and Treasurer (since 2015)

Manuel Marques	47	Chief Operating Officer (since December 2018)

Executive officers hold office at the discretion of the Board of Directors.

Mr. Pettigrew has more than 23 years of sales and business development experience in the medical device industry, including the home infusion space.  Prior to joining KORU in 2018, Mr. Pettigrew held senior leadership positions at market leading medical firms such as Moog, Inc. as Group Director, Global Business Development and Group Director, Global Sales and Professional Services from 2011 through 2018, where he led commercialization and business development for the IV infusion and enteral feeding franchises in both the U.S. and international markets.  Mr. Pettigrew also held management positions at Baxter (formerly Gambro) from 2008-2011, Boston Scientific from 1995-2008, and E&J Gallo from 1990-1995.  Mr. Pettigrew earned his B.A. in Biology from the University of Colorado.

Ms. Fisher has more than 25 years of financial experience at a variety of industries.  Prior to joining KORU in 2015, Ms. Fisher was Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a B.S. in accounting.

Mr. Marques was appointed as Chief Operating Officer in December 2018.  Mr. Marques served as our Vice President of Operations and Engineering since February 2016, and joined KORU as Director of Manufacturing and Manufacturing Engineering in July 2015. Prior to joining KORU, Mr. Marques Served as Lean Manufacturing Champion at Nobel Biocare Procera LLC, a manufacturer of dental implants and CAD/CAM-based individualized prosthetics, from February 2013 until joining KORU. Mr. Marques has over 23 years of experience within the dental, medical device, and automotive industries, and holds two U.S. patents for cardiovascular medical devices. Mr. Marques obtained a B.S. in Mechanical Engineering Technology and also an M.S. in Engineering Management from the New Jersey Institute of Technology.

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

We are a global company that faces competition from a wide range of international and domestic companies, including those that deliver electronic volumetric pumps, elastomeric infuser pumps and other mechanical devices. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do.  We also face competition from companies that are even more specialized than ours with respect to particular markets or product lines. Some of those companies have greater financial and sales and marketing resources than we do or offer products at a lower price point than ours. In addition, former employees may develop products that are competitive with ours or capitalize on customer relationships developed while employed with us, subject to their continuing obligations under confidentiality agreements and other restrictive covenants that may survive their employment. We face competition on the basis of product features, clinical or economic outcomes, product quality, availability, price, services, technological innovation and other factors. In addition, we face changing customer preferences and requirements, changes in the ways health care services are delivered, including the transition of high-acuity care to lower-acuity, and non-acute care settings. Competition may increase further as additional companies begin to enter our markets or modify their existing products to compete directly with ours. If we are forced to reduce our prices due to increased competition, our business could suffer.

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

Consolidation in the medical industry could have a negative impact with payor and provider relationships and distributor relationships, as we could lose market share as consolidation occurs.

Technological developments by others may disrupt our business and negatively impact our revenues.

The medical device industry is subject to rapid technological change and discovery and frequent product introductions. The development of new or improved products, processes or technologies by other companies that provide better features, pricing or clinical outcomes or economic value may render our products or proposed products obsolete or less competitive. If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may not be marketable. If competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization for new products than we do, our operations will likely be adversely affected.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

We need to successfully introduce new products to achieve our strategic business objectives. A significant element of our strategy is to increase revenue growth by investing in innovation and new product development, which will require substantial resources. Our successful product development will depend on many factors, including our ability to attract strong talent to lead our research and development efforts, properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory concurrence on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner, obtain appropriate intellectual property protection for our products, gain and maintain market acceptance of our products, and differentiate our products from those of our competitors. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory concurrence or gain market acceptance.  If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

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

There is a strict regulatory regime governing our manufacturing operations, which includes product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility.  Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue that could result in a recall or other inability to sell our products.

Our products are manufactured and stored at a single manufacturing facility in Chester, NY. Loss or damage to our manufacturing and storage site due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers. Because of the time required to approve and license a manufacturing facility, a third party manufacturer may not be available on a timely basis (if at all) to replace production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

We take precautions to safeguard our facility and storage site, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may harm our business, financial condition and operating results.

We may need to substantially change our manufacturing operations in order to expand.

We currently have six options to extend our current lease of our manufacturing facility, which is also our headquarters, through August 2022.  Although we believe our current space is sufficient to significantly increase current production requirements, we are considering various alternatives to expand our manufacturing operations and carry out our business plan.  There is no guaranty that any of these alternatives will be realized on favorable terms, or at all.  If we do find an appropriate alternative, we may need to expend significant resources to ensure continued regulatory compliance.  Changes to our corporate headquarters and/or manufacturing operations could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such change.

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

Although our employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect our confidential and proprietary information, these agreements may be breached, and we may not have adequate remedies in the event of a breach of confidence. To the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, two in and two outside the U.S. As of December 31, 2019, these four distributors comprised approximately 67% of our net revenues. Any decline in business with the distributors outside the U.S. could have an adverse impact on our business. If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

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

The price and supply of materials and components for our products may be impacted or disrupted for reasons beyond our control. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful. Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any supply disruption, there can be no assurance that such measures will be sufficient or effective. The termination, reduction or interruption in supply of raw materials and components and an inability to quickly develop acceptable alternative sources for such supply, could adversely impact our ability to manufacture and sell certain of our products in a timely or cost-effective manner.

Some of the components for our products are provided by a single supplier, including our Taiwan-based supplier of molded plastic parts and our U.S.-based supplier of tubing.  We also rely on a single supplier to provide subassemblies for our products.  We do not have long-term agreements in place with these suppliers, although we are in the process of negotiating such agreements with certain of our suppliers. We are also in the process of seeking alternative sources of supply for our products. Due to regulatory requirements relating to the qualification of suppliers, however, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost.

Additionally, volatility in our cost of energy, raw materials, components, subassemblies, transportation/freight, and manufacturing and distribution could adversely affect our results of operations. Climate change (including laws or regulations passed in response to it) could increase our costs, in particular our costs of supply, energy and transportation/freight. Material or sustained increases in the price of oil could have an adverse impact on the cost of many of the plastic materials we use to make and package our products, as well as our transportation/freight costs. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

Our failure to comply with laws and regulations relating to reimbursement of health care products may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.

Our devices are purchased principally by specialty pharmacies and ambulatory service providers or hospitals that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of those customers to obtain appropriate reimbursement from third-party payers for our products and the drugs they administer is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices are subject to regulation regarding quality and cost by U.S. governmental agencies, including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and health care fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs, and in some cases to all payers. In certain circumstances, insurance companies can attempt to bring a private cause of action against a manufacturer for causing a false claim to be filed under the Federal Racketeer Influenced and Corrupt Organizations Act. In addition, as a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.  Similar reporting requirements applicable to medical device manufacturers have also been implemented by some states. Failure to comply with these state requirements could result in civil monetary penalties being assessed against us.

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

We may finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaboration and licensing arrangements. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution; any debt financing, if available, may involve restrictive covenants and could result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may require us to relinquish certain enumerated rights to our product candidates, processes, technologies, or development projects, or to enter into licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, or we may be required to delay, reduce the scope of, or eliminate our research or development and/or some of our commercialization efforts.

We may experience difficulties resulting from our new management structure, executive team and members of the Board of Directors.

Since July 2018, the composition of our executive team and Board of Directors has changed substantially.  In addition, we have implemented a new management structure throughout the organization and have recently filled a number of these positions while we are actively recruiting to fill others.  Although we believe the persons who currently and will serve in these positions are and will be qualified to do so, they may take time to integrate into the organization and with each other, if at all.  Many of these persons have or will have had little to no experience with our company prior to joining us, which may result in delays in our ability to implement our business plans.  If we are unable to integrate, motivate and retain the services of our new executives and other managers and our directors, or if integration takes longer than we expect, it may have an adverse effect on our business and financial condition.

Changes in tax or labor laws or exposure to additional income tax liabilities could increase our costs and reduce our margins.

Changes to the tax and labor laws in the U.S. or other countries in which we operate could have an adverse effect on our operating results.  In particular,  the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), including, among other things, certain changes in tax rates, deductibility of interest, deductibility of executive compensation expense, expensing of capital expenditures, the ability to use certain tax credits, taxation on earnings from international business operations, and the system of taxation (from worldwide to territorial) could adversely affect our financial condition and results of operations.  In certain instances, Tax Reform could have a negative effect on our tax rate and the carrying value of deferred tax balances.  Taxing authorities may audit us from time to time and disagree with certain positions we have taken in respect of our tax liabilities.  We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have an adverse impact on our financial results.

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

Approximately 16% of our net sales in the year ended December 31, 2019 came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets. Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

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

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. Until the terms of the transition period following the UK’s exit from the EU on January 31, 2020 are determined, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our business and the businesses of our distributors are subject, impact trade between the UK and the EU and other parties, and create economic and political uncertainty in the region.

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

Actions of activist stockholders could have an adverse effect on our business.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions.  If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.  For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results.  In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

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

Two stockholders, together with their respective affiliates, beneficially own approximately 31% and 18%, of our outstanding common stock, respectively.  An affiliate of Horton Freedom, L.P. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We do not currently intend to pay dividends on our common stock.

We have never paid dividends on our common stock, and we do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

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

We provide and intend to continue to provide additional equity-based compensation to our employees, officers, directors, consultants and independent contractors through a stock option plan. Under our stock option plan, 6,000,000 shares of our common stock have been reserved for issuance to our employees, including officers, which number may be increased with the approval of our stockholders.  If our Board elects to issue additional stock options under the plan, our stockholders may experience additional dilution, which could cause our stock price to decline. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

There has been volatility in the price of shares of our common stock.

Since our common stock was listed on the Nasdaq Capital Market on October 17, 2019, it has traded between $3.83 per share to $6.62 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements related to our ongoing litigation;
•	announcement of new products or customers by our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the Nasdaq Capital Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many biotechnology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of medical device companies could further depress our stock price regardless of our results. Sales of substantial amounts of our common stock, particularly by our two most significant stockholders, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

If we do not maintain compliance with its listing standards, NASDAQ may delist our Common Stock from trading on its exchange.

The Nasdaq Capital Market on which our common stock trades has continued listing standards that we must maintain on an ongoing basis in order to continue the listing of our common stock.  If we fail to meet these continued listing requirements, our common stock may be subject to delisting.  If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our common stock.  In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future, if or when needed.

We may fail to meet our publicly announced Strategic Plan goals or other expectations about our business, which could cause our stock price to decline.

We have publicly announced certain financial goals through 2020 under our Strategic Plan.  Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and we may not be able to meet our goals. Our goals are based on certain assumptions such as those relating to anticipated sales volumes and prices and cost reductions. If we are not able to meet our goals, the market price of our common stock could decline significantly.

We are a smaller reporting company and non-accelerated filer, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.

We are currently a “smaller reporting company” and a “non-accelerated filer”, as those terms are defined in the Securities Act.  Accordingly, we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies” and “non-accelerated filers,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and “non-accelerated filer” may make it harder for investors to analyze our results of operations and financial prospects.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our significant shareholders, officers and directors can sell their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

A resale registration statement covering 17% and 8% of our outstanding common stock held by two stockholders, respectively, are freely tradeable in the market pursuant to a resale registration statement.  These stockholders purchased those shares at prices significantly lower than the price at which our common stock is currently trading.  In the event either of these significant stockholders choose to sell a substantial portion of their holdings, the price of our common stock may decline suddenly and sharply.  This may make it difficult or impossible for other investors to sell their stock at any price.

Our officers and directors beneficially own approximately 39% of our outstanding common stock as of February 27, 2020. Each individual officer and director may be able to sell up to 1% of our outstanding common stock every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

Only recently has there been any active trading market in our common stock. We cannot assure you that such an active trading market for our common stock will be sustained. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters and for our general operations.

On February 28, 2019, we completed year twenty of a twenty year lease.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019, with the option to renew six times.  The Company exercised three additional renewal options for September 1, 2019 through February 28, 2021.

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical for making certain statements regarding products cleared for use by the FDA, or that could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action, dated July 19, 2017, rejecting all of EMED’s claims in the issued patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  On December 31, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision sustaining the invalidity of claims 1-10 of the ‘703 patent, but reversing the Examiner’s rejection of claim 11, leaving claim 11 as the only surviving claim of the ‘703 patent.  Claim 11 of the ‘703 patent, however, was not asserted in the California case.  Both the California case and EMED’s appeal of the USPTO rejections are pending.  EMED’s deadline to take action in response to the PTAB decision has not yet expired.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas (the “Texas Court”) on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the now rejected EMED ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ‘476 patent, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the PTAB made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018, the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the Texas Court claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”) on May 30, 2018.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the Texas Court asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of KORU Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018, the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The California Court set an initial schedule for a preliminary motion phase and on August 30, 2019, EMED filed a second amended complaint.  On September 30, 2019, KORU Medical and Sealfon filed a motion to dismiss that complaint, and Sealfon filed a separate motion to dismiss the case as to him for lack of jurisdiction.  Ultimately, we expect this case to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on our part, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019, the Texas Court issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case. A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.  On September 16, 2019, EMED filed its opening appeal brief.  On October 28, 2019, KORU Medical filed its responsive brief, and on November 7, 2019 EMED filed its reply brief.  On November 20, 2019, KORU Medical filed a motion for leave to file a sur-reply brief to respond to a new argument raised by EMED in its reply brief, which EMED opposed, and which the Court has referred to the judicial panel that will hear the appeal for consideration.  The appeal remains pending, with oral argument scheduled for April 8, 2020.  The Texas Court has stayed proceedings in the district court until the appeal process is completed.  KORU Medical’s fee motion remains pending lifting of the stay.

The SDNY ‘576 matter proceeded in the New York court through claim construction on the ‘576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million.  EMED has opposed that motion, which was referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  On November 12, 2019, the Magistrate Judge issued a Report and Recommendation that KORU Medical’s fee motion be granted, and KORU Medical be awarded approximately $1.1 million in fees and expenses.  EMED has filed objections to the Report and Recommendation, to which KORU Medical has responded, and which objections are now pending before the District Court Judge for resolution.  EMED has also appealed the New York court’s judgment of non-infringement to the Court of Appeals of the Federal Circuit, which matter also is pending.  EMED’s opening appeal brief was due November 8, 2019, but EMED filed its brief on November 12, 2019.  EMED filed a motion to extend the time to file its opening brief, which KORU Medical opposed, but the motion was granted.  KORU Medical filed its responsive brief on December 23, 2019, on January 9, 2020 EMED filed the joint appendix in support of the parties’ briefing, and on January 13, 2020, EMED filed its reply brief.  The appeal remains pending, waiting for the Court to schedule oral argument.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties have engaged in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share (“Common Stock”), and 2,000,000 are designated preferred stock. As of December 31, 2019, 39,502,557 shares of Common Stock were issued and outstanding and there were approximately 734 stockholders of record.  There were no shares of preferred stock issued and outstanding.

Our Common Stock is traded on the Nasdaq Capital Market under the symbol, “KRMD”.  We have not paid any cash dividends on our Common Stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds for our business operations.

On February 20, 2019, the Board of Directors of the Company approved non-employee director compensation of  $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  In Mr. Fletcher’s role as Chairman, he will receive an additional $50,000 in annual compensation, to be paid quarterly in shares of KORU common stock based on the closing price of the stock on the last day of each quarter. The Company issued an aggregate of 58,273 shares of common stock to its non-employee directors during the year ended December 31, 2019 that were not previously reported in a quarterly report on Form 10-Q filed by the Company.

During the year ended December 31, 2019, excluding those previously reported in a quarterly report on Form 10-Q filed by the Company, there were options exercised for an aggregate 160,000 shares of common stock.

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

OVERVIEW

We manufacture and sell mechanical infusion pumps, and single-use flow rate tubing and needle sets that allow patients to self-administer subcutaneous and intravenous infusion therapy.  During 2019 we continued to expand our market presence by executing on the objectives included in our Strategic Plan which was approved by our Board of Directors in January 2019.

We ended 2019 with record net sales of $23.2 million, an increase of 33.5% compared with the same period last year, driven primarily by higher sales volume in needle sets, tubing and pump sales, and to a lesser extent, price increases.  The volume increase was driven by what we believe was a result of growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”).

Our gross margin percentage, which is gross profit stated as a percentage of net sales, improved to 64%, up from 62% in the prior year mostly due to higher volume and to a lesser extent price increases.

Net income was $0.6 million for the year, compared with $0.9 million for the previous year, driven by higher net sales, offset by increased legal fees for litigation activity and higher salary and related expenses resulting from the executive management changes and new hires.

Our cash balance at December 31, 2019, was $5.9 million up from $5.3 million last year.

We appointed R. John Fletcher as Chairman of the Board in September 2019 and shareholders elected Kathy S. Frommer as a new, independent member of our board in April 2019.  We received FDA 510(k) clearance from the U.S. Food and Drug Administration for our High-Flo Super26 ™ Subcutaneous Needle Sets, filled key management roles throughout the organization, uplisted to the NASDAQ Capital Market, and rebranded our Company to KORU Medical Systems.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Net Sales

The following table summarizes our net sales for the years ended December 31, 2019, and 2018.

	Years Ended December 31,		Change from Prior Year		% of Net Sales
	2019	2018	$	%	2019	2018
Net Sales
Domestic	$19,467,788	$14,235,689	$5,232,099	36.8%	84.0%	82.0%
International	3,694,833	3,118,048	576,785	18.5%	16.0%	18.0%
Total	$23,162,621	$17,353,737	$5,808,884	33.5%

Net sales increased $5.8 million or 33.5% compared with the prior year, driven by growth in all product categories (needles, tubing, and pumps) in the Freedom System.  The growth includes clinical trials at several customers as well as price increases.  We believe the volume growth continues to be driven the growth in the diagnosis of PIDD and expansion into the neurology market with expanded Hizentra® indications for CIDP.

Gross Profit

Our gross profit for the years ended December 31, 2019, and 2018 is as follows:

	Years Ended December 31,		Change from Prior Year
	2019	2018	$	%
Gross Profit	$14,853,810	$10,810,488	$4,043,322	37.4%
Stated as a Percentage of Net Sales	64.1%	62.3%

Gross profit for the year ended December 31, 2019 increased $4.0 million or 37.4% compared to the same period last year. Gross margin improved 1.8 percentage points for the year, driven mostly by volume and price increases.

Selling, general and administrative, Litigation, and Research and development

Our selling, general and administrative expenses and research and development costs for the years ended December 31, 2019, and 2018 are as follows:

	Years Ended December 31,		Change from Prior Year
	2019	2018	$	%
Selling, general and administrative	$9,771,744	$8,196,562	$1,575,182	19.2%
Litigation	3,415,683	899,003	2,516,680	279.9%
Research and development	740,475	241,124	499,351	207.1%
	$13,927,902	$9,336,689	$4,591,213	49.2%
Stated as a Percentage of Net Sales	60.1%	53.8%

Selling, general and administrative expenses increased $1.6 million, or 19.2%, for the year ended December 31, 2019, compared with the same period last year. The increase was mostly driven by higher salary and related benefits totaling $1.3 million, mostly due to the executive and senior management changes and headcount additions during the year, including a performance bonus payment to our former interim Chief Executive Officer in the amount of $0.3 million, as well as stock option expense totaling $0.9 million.  Higher consulting fees of $0.3 million related to strategic initiatives, and higher investor relation expenses and director fees also contributed $0.4 million to the increase.  Partially offsetting these expenses were lower general corporate counsel fees and recruiting fees of $0.4 million.

Litigation fees continued to increase, up $2.5 million compared to the same period last year, due to the continued defense and increased activity against our competitor.  We have had several favorable rulings in the New York and Texas courts dismissing those cases and have filed motions for court costs and attorney fees of which one fee motion has been recommended to be granted by the Magistrate Judge in New York, and the fee motion in Texas is stayed pending appeal of the case.  Refer to Note 9 Legal Proceedings in the Notes to the Financial Statements.

Research and development costs increased $0.5 million, or 207.1%, due to an increase in headcount and expanded product development initiatives compared with last year.

Depreciation and amortization

For the year ended December 31, 2019, depreciation and amortization expense increased $30,966, or 10.0%, compared with the same period last year.  We continued to invest in capital assets, mostly related to production equipment, computer equipment and leasehold improvements, and in patent applications and their maintenance.

Net Income

	Years Ended December 31,		Change from Prior Year
	2019	2018	$	%
Net Income	$564,349	$910,570	$(346,221)	(38.0%)
Stated as a Percentage of Net Sales	2.4%	5.2%

Our net income for the year ended December 31, 2019 was $0.6 million, as compared to net income of $0.9 million for the year ended December 31, 2018.  This decrease was driven by increased selling, general and administrative expenses and litigation fees, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $5.9 million as of December 31, 2019.  Additionally, we have a $1.5 million line of credit with no outstanding amounts against it.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses, and litigation fees.

We believe that as of December 31, 2019, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development, and capital expenditures, for the next 12 months.  We believe KORU Medical’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin market and into new markets like neurology where Hizentra® received an expanded indication for CIDP.

We continue to be in litigation with a competitor, EMED Technologies Corp., (“EMED”) and have incurred a significant amount of legal fees in connection with that process.  Although the Company believes it has meritorious claims and defenses in the actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against the Company are successful, they could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash provided by operating activities	$320,620	$1,479,662
Net cash provided by/(used in) investing activities	$1,310,209	$(1,729,824)
Net cash provided by financing activities	$501,297	$14,429

Operating Activities

Net cash provided by operating activities of $0.3 million for the year ended December 31, 2019 resulted from the non-cash charges for stock based compensation of $1.2 million, depreciation and amortization of long lived tangible and intangible asset of $0.3 million, as well as increases in accrued expenses of $0.6 million primarily due to bonus, rebate and legal accruals and an increase in accrued taxes of $0.2 million.  Partially offsetting these were higher accounts receivable of $1.8 million, increased inventory of $0.3 million as we build stock to keep pace with sales growth, as well as severance payments paid this year against last year’s accrual and increases in prepaids of $0.1 million related to directors and officers insurance.

Net cash provided by operating activities of $1.5 million for the year ended December 31, 2018, was primarily attributable to net income of $0.9 million, non-cash charges of $0.3 million for depreciation and amortization of long lived tangible and intangible assets, stock based compensation of $0.4 million, and a decrease in accounts receivable of $0.5 million.  Partially offsetting these was an increase in inventory of $0.4 million, as we build to increase our reserve of inventory.

Investing Activities

Our net cash provided by investing activities of $1.3 million for the year ended December 31, 2019, was mostly the result of the maturation of a certificate of deposit for $1.5 million and the sale of the house the Company owned for $0.2 million, offset by capital expenditures of $0.2 million and patent applications and maintenance of existing applications of $0.2 million.  Our net cash used for investing activities of $1.7 million for the year ended December 31, 2018, was mostly the result of the purchase of a certificate of deposit.

Financing Activities

The $0.5 million provided by financing activities for the year ended December 31, 2019 was a result of warrants and options exercised during the period.  Net cash provided by financing activities was $14,429 for the year ended December 31, 2018, resulting mostly from the exercise of options less payment for cancelled shares.

Lease Commitments

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters and for our general operations.

On February 28, 2019, we completed year twenty of a twenty year lease.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times.  The Company exercised three additional renewal options for September 1, 2019, through February 28, 2021.

We believe our current facilities are suitable and adequate for our current business operations. As we execute on our strategic plan, we continue to seek another location with more square footage to provide us room for growth.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to the new location.

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

A reconciliation of our non-GAAP measures is below:

Reconciliation of GAAP Net Income	Year Ended December 31,
to Non-GAAP Adjusted EBITDA:	2019	2018
GAAP Net Income	$564,349	$910,570
Tax Expense	132,069	266,380
Depreciation/Amortization	340,229	309,263
Interest Income, Net	(80,663)	(28,104)
Reorganization Charges	354,926	996,447
Litigation	3,415,683	899,003
Stock Option Expense	888,319	248,040
Non-GAAP Adjusted EBITDA	$5,614,912	$3,601,599

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

Litigation. We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  We continue to evaluate our business performance excluding litigation fees, which we expect will continue in future periods.

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

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The adoption of this ASU, effective January 1, 2020, is not expected to have a material effect on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities.  The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company adopted this new accounting guidance on January 1, 2020, on a prospective basis.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repro Med Systems, Inc.

Chester, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Repro Med Systems, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in equity, and cash flows for years then ended December 31, 2019, and 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for the years then ended December 31, 2019, and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Scranton, Pennsylvania

March 4, 2020

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,870,929	$3,738,803
Certificates of deposit	—	1,517,927
Accounts receivable less allowance for doubtful accounts of $32,645 and $37,500 for December 31, 2019, and December 31, 2018, respectively	3,234,521	1,425,854
Inventory	2,388,477	2,103,879
Prepaid expenses	387,396	246,591
TOTAL CURRENT ASSETS	11,881,323	9,033,054
Property and equipment, net	611,846	858,781
Patents, net of accumulated amortization of $288,967 and $239,581 at December 31, 2019 and December 31, 2018, respectively	807,135	632,156
Right of use assets, net	373,734	—
Deferred tax asset	188,241	1,466
Other assets	19,582	19,582
TOTAL ASSETS	$13,881,861	$10,545,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Deferred capital gain - current	$—	$3,763
Accounts payable	572,656	453,498
Accrued expenses	1,296,612	688,649
Accrued payroll and related taxes	190,265	421,714
Accrued tax liability	204,572	16,608
Finance lease liability - current	5,296	—
Operating lease liability - current	136,888	—
TOTAL CURRENT LIABILITIES	2,406,289	1,584,232
Finance lease liability, net of current portion	2,646	—
Operating lease liability, net of current portion	236,846	—
TOTAL LIABILITIES	2,645,781	1,584,232

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 42,239,788 and 40,932,911 shares issued; 39,502,557 and 38,195,680 shares outstanding at December 31, 2019, and December 31, 2018, respectively	422,398	409,329
Additional paid-in capital	6,293,069	4,595,214
Retained earnings	4,864,817	4,300,468
	11,580,284	9,305,011
Less: Treasury stock, 2,737,231 shares at December 31, 2019 and December 31, 2018, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	11,236,080	8,960,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,881,861	$10,545,039

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31
	2019	2018

NET SALES	$23,162,621	$17,353,737
Cost of goods sold	8,308,811	6,543,249
Gross Profit	14,853,810	10,810,488

OPERATING EXPENSES
Selling, general and administrative	9,771,744	8,196,562
Litigation	3,415,683	899,003
Research and development	740,475	241,124
Depreciation and amortization	340,229	309,263
Total Operating Expenses	14,268,131	9,645,952

Net Operating Profit	585,679	1,164,536

Non-Operating Income/(Expense)
Gain on sale of fixed asset	47,830	4,930
Loss on foreign currency exchange	(17,754)	(20,620)
Interest income, net	80,663	28,104

INCOME BEFORE TAXES	696,418	1,176,950

Income tax expense	132,069	266,380

NET INCOME	$564,349	$910,570

NET INCOME PER SHARE
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	38,778,074	38,128,260
Diluted	39,061,310	38,921,622

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, DECEMBER 31, 2017	40,731,529	$407,315	$4,216,718	$3,389,898	$(344,204)	$7,669,727

Issuance of stock based compensation	99,134	991	117,050	—	—	118,041
Compensation expense related to stock options	—	—	248,040	—	—	248,040
Cancellation of common stock	(22,752)	(227)	(36,594)	—	—	(36,821)
Issuance of options exercised	125,000	1,250	50,000	—	—	51,250
Net income for the year ended December 31, 2018	—	—	—	910,570	—	910,570
BALANCE, DECEMBER 31, 2018	40,932,911	$409,329	$4,595,214	$4,300,468	$(344,204)	$8,960,807

Issuance of stock based compensation	148,877	1,489	315,036	—	—	316,525
Compensation expense related to stock options	—	—	888,319	—	—	888,319
Cancellation of common stock	(2,000)	(20)	(2,800)	—	—	(2,820)
Issuance of options exercised	160,000	1,600	57,300	—	—	58,900
Issuance of warrants exercised	1,000,000	10,000	440,000	—	—	450,000
Net income for the year ended December 31, 2019	—	—	—	564,349	—	564,349
BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$564,349	$910,570
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	1,204,844	366,081
Depreciation and amortization	340,229	309,263
Gain on sale of fixed asset	(47,830)	(4,930)
Deferred capital gain	(3,763)	(22,480)
Deferred taxes	(186,775)	(23,141)
Provision for returns and doubtful accounts	(4,855)	(39,567)
Changes in operating assets and liabilities:
(Increase)/ Decrease in accounts receivable	(1,803,812)	475,662
Increase in inventory	(284,598)	(445,198)
Increase in prepaid expense	(140,805)	(75,852)
Decrease in other assets	—	12,000
Increase/(Decrease) in accounts payable	119,158	(900)
(Decrease)/Increase in accrued payroll and related taxes	(231,449)	86,811
Increase in accrued expense	607,963	30,589
Increase/(Decrease) in accrued tax liability	187,964	(99,246)
NET CASH PROVIDED BY OPERATING ACTIVITIES	320,620	1,479,662

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(201,174)	(297,018)
Payments for patents	(224,365)	(184,148)
Purchase of certificate of deposit	—	(1,500,000)
Proceeds from certificates of deposit	1,517,927	245,342
Proceeds on sale of fixed assets	217,821	6,000
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,310,209	(1,729,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuances	508,900	51,250
Finance lease	(4,783)	—
Payment for cancelled shares	(2,820)	(36,821)
NET CASH PROVIDED BY FINANCING ACTIVITIES	501,297	14,429

Net Increase (Decrease) in CASH AND CASH EQUIVALENTS	2,132,126	(235,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,738,803	3,974,536
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,870,929	$3,738,803

Supplemental Information
Cash paid during the years for:
Interest	$342	$—
Taxes	$130,879	$378,000
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$316,525	$118,041

The accompanying notes are an integral part of these Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND DECEMBER 31, 2018

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company”, “KORU”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  The Company holds cash in excess of $250,000 at its depository, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATES OF DEPOSIT

The certificate of deposit was recorded at cost plus accrued interest. The certificate of deposit earned interest at a rate of 1.73% and matured in May 2019, at which time the funds were moved into a money market account earning interest at 2.25%.  As of December 31, 2019,  the money market account interest rate was 1.71%.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2017 are subject to examination by income tax authorities.

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

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year. Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee, director and consultant stock options (See Note 5).

	For the Years Ended
	December 31, 2019	December 31, 2018

Net income	$564,349	$910,570

Weighted Average Outstanding Shares:
Outstanding shares	38,778,074	38,128,260
Option shares includable	283,236	793,362
	39,061,310	38,921,622

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

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

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The adoption of this ASU, effective January 1, 2020, is not expected to have a material effect on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities.  The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company adopted this new accounting guidance on January 1, 2020, on a prospective basis.  The implementation of this standard is not expected to have a material impact on the Company’s consolidated operating results, cash flows, financial condition or related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of December 31, 2019, the Company does not believe that any of its assets are impaired.

NOTE 2  INVENTORY

Inventory consists of:

	December 31, 2019	December 31, 2018
Raw materials and Work-in-process	$1,863,978	$1,155,632
Finished goods	552,989	1,020,930
Total	2,416,967	2,176,562
Less: reserve for obsolete inventory	28,490	72,683
Inventory, net	$2,388,477	$2,103,879

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2019	December 31, 2018	Estimated Useful Lives

Land	$—	$54,030
Building	—	171,094	20 years
Furniture, office equipment, and leasehold improvements	1,135,107	1,058,507	3-10 years
Manufacturing equipment and tooling	1,295,978	1,279,865	3-12 years
Total	2,431,085	2,563,496
Less: accumulated depreciation	1,819,239	1,704,715
Property and equipment, net	$611,846	$858,781

On May 21, 2019, the Company sold the house it owned for $0.2 million.

Depreciation expense was $286,004 and $273,450 for the years ended December 31, 2019, and ended December 31, 2018, respectively.

NOTE 4  RELATED PARTY TRANSACTIONS

BUILDING LEASE

Mr. Pastreich, a former director, is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  On February 28, 2019, we completed year twenty of a twenty year lease with monthly lease payments of $11,042.  On November 14, 2017, we executed a lease extension, which calls for six month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088. The Company exercised three additional renewal options for September 1, 2019, through February 28, 2021.

The lease payments were $142,964 and $132,504 for the years ended December 31, 2019, and 2018, respectively. The Company also paid property taxes in the amount of $52,195 and $50,072 for the years ended December 31, 2019, and 2018, respectively.

NOTE 5   STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the 2015 Stock Option Plan (as amended, the “Plan”)  authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 6,000,000 pursuant to an amendment to the Plan approved by shareholders on April 23, 2019, at the 2019 Annual Meeting of Shareholders.

As of December 31, 2019, the Company had 3,647,000 time-based stock options outstanding to certain executives, key employees and consultants under the Plan, of which 1,400,000, net of forfeitures, were issued during the twelve months ended December 31, 2019.  The Company also had 1,000,000 performance-based options outstanding under the Plan as of December 31, 2019, to its President and Chief Executive Officer, of which all were issued during the twelve months ended December 31, 2019.

On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  On September 30, 2019, the Board of Directors of the Company named R. John Fletcher, a current KORU director, as Chairman, replacing Executive Chairman, Daniel S. Goldberger, who will remain as a non-executive member of KORU’s Board of Directors.  In Mr. Fletcher’s role as Chairman, he will receive an additional $50,000 in annual compensation, to be paid quarterly in shares of KORU common stock based on the closing price of the stock on the last day of each quarter.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000 to be paid half in cash and half in stock on April 1, 2019.  The number of shares that were issued totaled 90,604 and was based upon the closing price of the Common Stock of the Company on February 1, 2019, as reported by the OTCQX.  These shares were issued on April 3, 2019.

2015 STOCK OPTION PLAN, as amended

Time-Based Stock Options

The per share weighted average fair value of stock options granted during the year ended December 31, 2019, and December 31, 2018 was $1.33 and $0.83, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2019, and December 31, 2018. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	December 31, 2019	December 31, 2018

Dividend yield	0.00%	0.00%
Expected Volatility	56.1-60.3%	61.1%-65.2%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	5-10 Years
Risk-free rate	1.60-2.72%	2.8%-3.15%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2019		December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,419,000	$1.00	1,038,000	$0.41
Granted	1,650,000	$1.92	1,518,000	$1.34
Exercised	160,000	$0.37	125,000	$0.41
Forfeited	262,000	$2.74	12,000	$0.87
Outstanding at year end	3,647,000	$1.32	2,419,000	$1.00
Options exercisable	1,078,510	$0.82	785,094	$0.55
Weighted average fair value of options granted during the period		$1.33		$0.83
Stock-based compensation expense		$594,956		$248,040

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $594,956 and $248,040 for the year ended December 31, 2019, and 2018, respectively.  Cash received from option exercises for the years ended December 31, 2019 and 2018 was $58,900 and $51,250, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, and 2018, was $2,202,678 and $1,255,234 respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, and 2018, was $58,900 and $51,250, respectively.

The following table presents information pertaining to options outstanding as of December 31, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.38-3.15	3,647,000	6.0 years	$1.32	1,078,510	$0.82

As of December 31, 2019, there was $2,188,008 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 44 months. The total fair value of vested options was $539,553 and $258,666 at December 31, 2019, and December 31, 2018, respectively.

Performance-Based Stock Options

The per share weighted average fair value of stock options granted during the year ended December 31, 2019, and 2018, was $1.16 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2019, and December 31, 2018.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	December 31,
	2019	2018

Dividend yield	0.00%	—
Expected Volatility	58.9%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	—
Risk-free rate	2.07%	—

The following table summarizes the status of the Plan with respect to performance-based stock options:

	December 31,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—	—	$—
Granted	1,000,000	$1.70	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at year end	1,000,000	$1.70	—	$—
Options exercisable	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$1.16	—	$—
Stock-based compensation expense	—	$293,363	—	$—

Total performance stock-based compensation expense totaled $293,363 and zero for the years ended December 2019 and 2018, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018, was $1,162,561 and zero, respectively.

The following table presents information pertaining to performance-based options outstanding as of December 31, 2019:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	10 years	$1.70	—	$—

As of December 31, 2019, there was $869,198 of total unrecognized compensation cost related to non-vested performance share option-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 31 months. The total fair value of shares vested as of December 31, 2019, and 2018 was zero for both periods.

NOTE 6  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

Year Ended December 31, 2019

Operating lease cost	$149,594

Finance lease cost:
Amortization of right-of-use assets	$4,837
Interest on lease liabilities	239
Total finance lease cost	$5,076

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases	$4,783
Finance lease cost:
Amortization of right-of-use assets	$4,837
Interest on lease liabilities	239
Total finance lease cost	$5,076

Supplemental balance sheet information related to leases was as follows:

Year Ended December 31, 2019
Operating Leases
Operating lease right-of-use assets	$373,734

Operating lease current liabilities	136,888
Operating lease long term liabilities	236,846
Total operating lease liabilities	$373,734

Finance Leases
Property and equipment, at cost	$12,725
Accumulated depreciation	4,837
Property and equipment, net	$7,888

Finance lease current liabilities	5,296
Finance lease long term liabilities	2,646
Total finance lease liabilities	$7,942

Year Ended December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.4 Years
Finance leases	1.3 Years

Weighted Average Discount Rate
Operating leases	4.75%
Finance leases	4.75%

Maturities of lease liabilities are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
2020	$151,686	$5,533
2021	149,476	2,705
2022	97,256	—
Total lease payments	398,418	8,238
Less imputed interest	(24,684)	(296)
Total	$373,734	$7,942

NOTE 7 FEDERAL AND STATE INCOME TAXES

The provision for income taxes as of December 31, 2019, and 2018 consisted of:

	December 31, 2019	December 31, 2018
State income tax:
Current, net of refund	$22,514	$12,391
Federal income tax:
Deferred	(186,775)	23,141
Current	296,330	230,848
Total	$132,069	$266,380

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for year 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018

Income before tax	$696,418	$1,176,950
Computed expected tax	$146,248	$247,160
State income and franchise tax	22,514	12,391
Other	(36,693)	6,829
Provision for taxes	$132,069	$266,380

The components of deferred tax assets at December 31, 2019, and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018

Deferred compensation cost	$259,068	$79,632
Depreciation and amortization	(71,331)	(79,640)
Allowance for bad debts and other	504	1,474
Deferred tax asset	$188,241	$1,466

NOTE 8  MAJOR CUSTOMERS

For the years ended December 31, 2019, and December 31, 2018, approximately 53% and 52%, respectively, of the Company’s net product revenues were derived from one major customer.  As of December 31, 2019, and December 31, 2018, accounts receivable due from this customer were $1.9 million and $0.8 million, respectively.

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

NOTE 9  LEGAL PROCEEDINGS

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “‘703.”  EMED answered the complaint and asserted patent infringement of the ‘703 patent and several counterclaims relating generally to claims of unfair business practices against us. We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical for making certain statements regarding products cleared for use by the FDA, or that could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ‘703 patent by the US Patent and Trademark Office (“USPTO”). The ex parte reexamination resulted in a Final Office Action, dated July 19, 2017, rejecting all of EMED’s claims in the issued patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ‘703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  On December 31, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision sustaining the invalidity of claims 1-10 of the ‘703 patent, but reversing the Examiner’s rejection of claim 11, leaving claim 11 as the only surviving claim of the ‘703 patent.  Claim 11 of the ‘703 patent, however, was not asserted in the California case.  Both the California case and EMED’s appeal of the USPTO rejections are pending.  EMED’s deadline to take action in response to the PTAB decision has not yet expired.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas (the “Texas Court”) on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “‘476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ‘476 matter”). This ‘476 patent is related to the now rejected EMED ‘703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ‘476 patent, and in response to our request, the Court entered an order staying the ED Texas ‘476 matter until after the PTAB made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ‘476 patent.  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018, the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ‘476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ‘476 patent, EMED filed a new patent application claiming priority back to the application that issued as ‘703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “‘576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the Texas Court claiming patent infringement of ‘576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ‘576 matter”) on May 30, 2018.

On April 23, 2018, EMED filed a new civil case (the “fourth case”) against us in the Texas Court asserting antitrust, defamation and unfair business practice claims, and seeking unspecified damages, similar to those previously presented in the California case, described above.  The fourth case also names Andrew Sealfon, then President and CEO of KORU Medical, individually as a defendant.  As the result of a hearing on November 14, 2018, on December 7, 2018, the Court entered an order transferring the fourth case to the United States District Court for the Eastern District of California (the “California Court”).  The California Court set an initial schedule for a preliminary motion phase and on August 30, 2019, EMED filed a second amended complaint.  On September 30, 2019, KORU Medical and Sealfon filed a motion to dismiss that complaint, and Sealfon filed a separate motion to dismiss the case as to him for lack of jurisdiction.  Ultimately, we expect this case to be coordinated or consolidated with the California case, or dismissed, as the California Court sees fit.

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

The ED Texas ‘476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ‘476 patent, meaning that, to prove infringement on our part, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ‘476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019, the Texas Court issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case. A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ‘476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit.  On September 16, 2019, EMED filed its opening appeal brief.  On October 28, 2019, KORU Medical filed its responsive brief, and on November 7, 2019 EMED filed its reply brief.  On November 20, 2019, KORU Medical filed a motion for leave to file a sur-reply brief to respond to a new argument raised by EMED in its reply brief, which EMED opposed, and which the Court has referred to the judicial panel that will hear the appeal for consideration.  The appeal remains pending, with oral argument scheduled for April 8, 2020.  The Texas Court has stayed proceedings in the district court until the appeal process is completed.  KORU Medical’s fee motion remains pending lifting of the stay.

The SDNY ‘576 matter proceeded in the New York court through claim construction on the ‘576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million.  EMED has opposed that motion, which was referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  On November 12, 2019, the Magistrate Judge issued a Report and Recommendation that KORU Medical’s fee motion be granted, and KORU Medical be awarded approximately $1.1 million in fees and expenses.  EMED has filed objections to the Report and Recommendation, to which KORU Medical has responded, and which objections are now pending before the District Court Judge for resolution.  EMED has also appealed the New York court’s judgment of non-infringement to the Court of Appeals of the Federal Circuit, which matter also is pending.  EMED’s opening appeal brief was due November 8, 2019, but EMED filed its brief on November 12, 2019.  EMED filed a motion to extend the time to file its opening brief, which KORU Medical opposed, but the motion was granted.  KORU Medical filed its responsive brief on December 23, 2019, on January 9, 2020 EMED filed the joint appendix in support of the parties’ briefing, and on January 13, 2020, EMED filed its reply brief.  The appeal remains pending, waiting for the Court to schedule oral argument.

As is required by the respective Courts in both the SDNY ‘576 matter and the ED Texas ‘476 matter, the parties have engaged in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe KORU Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty. If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 10  EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions. Employee elective contributions are funded through voluntary payroll deductions. The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation. Company matching expense for the period ended December 31, 2019, and December 31, 2018, was $118,632 and $121,834, respectively. The Company has not provided for a discretionary profit-sharing contribution.

NOTE 11  DEBT OBLIGATIONS

On February 8, 2018, the Company issued a Promissory Note to KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  The Company entered into this arrangement to establish a credit lending history and, in the event needed, to have additional cash on hand for future expansion.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan. As of December 31, 2019, and 2018, the Company had no outstanding amounts against the line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 2, 2020, upon recommendation of the Compensation Committee of the Board of Directors, the Board of Directors approved annual performance bonuses pursuant to their employment contracts and objectives set by the Company to the following persons in the following amounts:  Donald Pettigrew, President and Chief Executive Officer - $262,440; Karen Fisher, Chief Financial Officer - $94,725; and Manuel Marques, Chief Operating Agreement - $83,525.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.” Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3.1(i)	Restated Certificate of Incorporation effective March 1, 2019 (incorporated by reference to our Form 10-K filed with the SEC on March 5, 2019).

3.1(ii)	Amended and Restated By-Laws dated December 5, 2018 (incorporated by reference to our Form 8-K filed with the SEC on December 7, 2018).

4.1	Description of Securities, filed herewith.

10.1

Amended and Restated Employment Agreement made as of January 1, 2020 between Repro Med Systems, Inc. and Karen Fisher (incorporated by reference to the Company's Form 8-K filed with the SEC on January 24, 2020).*

10.2

Employment Agreement made as of September 4, 2018 between Repro Med Systems, Inc. and Donald B. Pettigrew (incorporated by reference to the Company's Form 8-K filed with the SEC on September 4, 2018).*

10.3	Employment Agreement made as of October 10, 2017 between Repro Med Systems, Inc. and Manuel Marques, filed herewith.*

10.4	2015 Stock Option Plan, as amended (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.5

Common Stock Purchase Agreement dated as of December 17, 2018 by and among Repro Med Systems, Inc., the Sellers named therein and the Purchasers named therein (incorporated by reference to the Company's Form 8-K filed with the SEC on December 17, 2018).

23.1	Consent of Independent Auditors, filed herewith.

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019), furnished in XBRL (eXtensible Business Reporting Language).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2020.

REPRO MED SYSTEMS, INC.

/s/ Donald B. Pettigrew

Donald B. Pettigrew, President and Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2020.

/s/ R. John Fletcher

R. John Fletcher, Chairman of the Board

/s/ Robert T. Allen

Robert T. Allen, Director

/s/ David Anderson

David Anderson, Director

/s/ James M. Beck

James M. Beck, Director

/s/ Kathy S. Frommer

Kathy S. Frommer, Director

/s/ Daniel S. Goldberger

Daniel S. Goldberger, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director