Form 10-Q
period 2020-03-31
REPRO MED SYSTEMS INC
filed 2020-05-06
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of May 6, 2020, 39,694,745 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,427,679	$5,870,929
Accounts receivable less allowance for doubtful accounts of $32,645 at March 31, 2020 and December 31, 2019	3,419,681	3,234,521
Inventory	3,089,016	2,388,477
Prepaid expenses	543,454	387,396
TOTAL CURRENT ASSETS	14,479,830	11,881,323
Property and equipment, net	638,670	611,846
Patents, net of accumulated amortization of $303,425 and $288,967 at March 31, 2020 and December 31, 2019, respectively	873,225	807,135
Right of use assets, net	340,118	373,734
Deferred tax asset	251,444	188,241
Other assets	19,812	19,582
TOTAL ASSETS	$16,603,099	$13,881,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit payable	$1,500,000	$—
Accounts payable	1,097,054	572,656
Accrued expenses	888,318	1,296,612
Accrued payroll and related taxes	229,836	190,265
Accrued tax liability	409,703	204,572
Finance lease liability - current	4,252	5,296
Operating lease liability - current	138,520	136,888
TOTAL CURRENT LIABILITIES	4,267,683	2,406,289
Finance lease liability, net of current portion	1,842	2,646
Operating lease liability, net of current portion	201,598	236,846
TOTAL LIABILITIES	4,471,123	2,645,781

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 42,423,977 and 42,239,788 shares issued, 39,686,746 and 39,502,557 shares outstanding at March 31, 2020 and December 31, 2019, respectively	424,240	422,398
Additional paid-in capital	6,737,695	6,293,069
Retained earnings	5,314,245	4,864,817
	12,476,180	11,580,284
Less: Treasury stock, 2,737,231 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(344,204)	(344,204)
TOTAL STOCKHOLDERS’ EQUITY	12,131,976	11,236,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,603,099	$13,881,861

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

NET SALES	$6,330,009	$4,974,278
Cost of goods sold	2,541,799	1,926,324
Gross Profit	3,788,210	3,047,954

OPERATING EXPENSES
Selling, general and administrative	2,762,980	2,484,868
Litigation	99,158	492,515
Research and development	256,025	101,959
Depreciation and amortization	87,224	83,651
Total Operating Expenses	3,205,387	3,162,993

Net Operating Profit/(Loss)	582,823	(115,039)

Non-Operating Income
Loss on currency exchange	(10,497)	(9,690)
Loss on sale of fixed asset	—	(240)
Interest income, net	19,030	17,480
TOTAL OTHER INCOME	8,533	7,550

INCOME/(LOSS) BEFORE TAXES	591,356	(107,489)

Income Tax (Expense)/Benefit	(141,928)	22,099

NET INCOME/(LOSS)	$449,428	$(85,390)

NET INCOME/(LOSS) PER SHARE

Basic	$0.01	$0.00
Diluted	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	39,675,107	38,203,606
Diluted	39,874,989	39,033,623

The accompanying notes are an integral part of these financial statements

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$449,428	$(85,390)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock based compensation expense	360,968	298,125
Depreciation and amortization	87,224	83,651
Deferred capital gain - building lease	—	(3,763)
Deferred taxes	(63,203)	25,594
Loss on disposal of fixed asset	—	240
Changes in operating assets and liabilities:
Increase in accounts receivable	(185,160)	(1,229,419)
Increase in inventory	(700,539)	(404,805)
Increase in prepaid expense and other assets	(156,288)	(40,024)
Increase in accounts payable	524,398	489,593
Increase/(Decrease) in accrued payroll and related taxes	39,571	(173,665)
(Decrease)/Increase in accrued expense	(408,294)	11,238
Increase/(Decrease) in accrued tax liability	205,131	(16,608)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	153,236	(1,045,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for capital expenditures	(99,591)	(41,626)
Purchase certificate of deposit	—	(6,489)
Payments for patents	(80,547)	(48,718)
NET CASH USED IN INVESTING ACTIVITIES	(180,138)	(96,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit advance	1,500,000	—
Share issuances	85,500	—
Payment for cancelled shares	—	(2,820)
Finance lease	(1,848)	(1,028)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,583,652	(3,848)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,556,750	(1,145,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,870,929	3,738,803
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,427,679	$2,592,889

Supplemental Information
Cash paid during the periods for:
Interest	$87	$174
Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock as compensation	$60,002	$176,250

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2020, have been prepared in accordance with generally accepted accounting principles and with instructions to SEC regulation S-X for interim financial statements.

In the opinion of the Company’s management, the financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the Company’s financial position as of March 31, 2020, and the results of operations and cash flows for the three month period ended March 31, 2020, and 2019.

The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the twelve months ended December 31, 2019, as filed with the Securities and Exchange Commission on Form 10-K.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  The Company holds cash in excess of $250,000 at its depository, which exceeds the FDIC insurance limits and is, therefore, uninsured.

CERTIFICATE OF DEPOSIT

The certificate of deposit was recorded at cost plus accrued interest.  The certificate of deposit earned interest at a rate of 1.73% and matured in May 2019.

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

STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which it grants stock options to certain executives, key employees and consultants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period. Shares of stock granted for director fees are recorded at the fair value of the shares at the grant date.

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

LEASES

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.  Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by the Company for those leases classified as operating leases under current U.S. GAAP, while our accounting for capital leases remains substantially unchanged.  Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard became effective for us January 1, 2019.  The standard had a material impact on our balance sheets, but did not have a material impact on our income statements.  See NOTE 6 LEASES.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever the circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  As of March 31, 2020, the Company does not believe that any of its assets are impaired.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2020	December 31, 2019

Furniture, office equipment, and leasehold improvements	1,165,811	1,135,107
Manufacturing equipment and tooling	1,362,984	1,295,978
	2,528,795	2,431,085
Less: accumulated depreciation	(1,890,125)	(1,819,239)
Property and equipment, net	$638,670	$611,846

Depreciation expense was $72,768 and $73,515 for the three months ended March 31, 2020 and March 31, 2019, respectively.

NOTE 3  LEGAL PROCEEDINGS

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “’703.”  EMED answered the complaint and asserted patent infringement of the ’703 patent and several counterclaims relating generally to claims of unfair business practices against us.  We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical for making certain statements regarding products cleared for use by the FDA, or that could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ’703 patent by the US Patent and Trademark Office (“USPTO”).  The ex parte reexamination resulted in a Final Office Action, dated July 19, 2017, rejecting all of EMED’s claims in the issued patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ’703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  On December 31, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision sustaining the invalidity of claims 1-10 of the ’703 patent, but reversing the Examiner’s rejection of claim 11, leaving claim 11 as the only surviving claim of the ’703 patent.  Claim 11 of the ’703 patent, however, was not asserted in the California case.  EMED has informed KORU Medical it will neither appeal the PTAB’s decision nor pursue a claim based on infringement of claim 11 of the ’703 patent in the California case.  EMED also has moved to dismiss the ’703 patent claims from the California case.  That motion and the non-patent claims asserted by the parties in the California case remain pending.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas (the “Texas Court”) on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “’476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ’476 matter”).  This ’476 patent is related to the now rejected EMED ’703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ’476 patent, and in response to our request, the Court entered an order staying the ED Texas ’476 matter until after the PTAB made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ’476 patent.  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018, the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ’476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ’476 patent, EMED filed a new patent application claiming priority back to the application that issued as ’703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “’576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the Texas Court claiming patent infringement of ’576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ’576 matter”) on May 30, 2018.

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

At the same hearing on November 14, 2018, the Texas Court granted EMED leave to amend its infringement contentions, following the IPR decision invalidating all but one claim of the ’476 patent, in order to assert infringement of that sole remaining claim, namely dependent Claim 9.  The Texas Court’s order allowing EMED’s amendment of its infringement contentions against us was entered on December 7, 2018.

The ED Texas ’476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ’476 patent, meaning that, to prove infringement on our part, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ’476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019, the Texas Court issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case.  A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and has moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ’476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit (the “CAFC”).  On September 16, 2019, EMED filed its opening appeal brief.  On October 28, 2019, KORU Medical filed its responsive brief, and on November 7, 2019 EMED filed its reply brief.  On November 20, 2019, KORU Medical filed a motion for leave to file a sur-reply brief to respond to a new argument raised by EMED in its reply brief, which EMED opposed, and which the CAFC referred to the judicial panel that will hear the appeal for consideration.  On April 9, 2020, the CAFC issued a unanimous decision affirming the ED Texas Court’s judgment of non-infringement.  The Texas Court had stayed proceedings in the district court until the appeal process is completed, and the parties will now meet and confer regarding when to return to the district court to lift the stay and address KORU Medical’s fee motion which remains pending.

The SDNY ’576 matter proceeded in the New York court through claim construction on the ’576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million. EMED has opposed that motion, which was referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  On November 12, 2019, the Magistrate Judge issued a Report and Recommendation that KORU Medical’s fee motion be granted, and KORU Medical be awarded approximately $1.1 million in fees and expenses.  EMED has filed objections to the Report and Recommendation, to which KORU Medical has responded, and which objections are now pending before the District Court Judge for resolution.  EMED has also appealed the New York court’s judgment of non-infringement to the CAFC, which matter also is pending.  EMED’s opening appeal brief was due November 8, 2019, but EMED filed its brief on November 12, 2019.  EMED filed a motion to extend the time to file its opening brief, which KORU Medical opposed, but the motion was granted.  KORU Medical filed its responsive brief on December 23, 2019, on January 9, 2020 EMED filed the joint appendix in support of the parties’ briefing, and on January 13, 2020, EMED filed its reply brief.  The appeal remains pending, waiting for the CAFC Court to schedule oral argument.

As is required by the respective Courts in both the SDNY ’576 matter and the ED Texas ’476 matter, the parties have engaged in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe KORU Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty.  If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

NOTE 4  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the Company’s 2015 Stock Option Plan (as amended, the “Plan”)  authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting of Shareholders  held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 6,000,000 pursuant to an amendment to the Plan approved by shareholders on April 23, 2019, at the 2019 Annual Meeting of Shareholders.

As of March 31, 2020, the Company had options to purchase 4,472,000 shares of Common Stock outstanding to certain executives, key employees and consultants under the Plan, of which none were issued during the three months ended March 31, 2020.

On February 20, 2019, the Board of Directors of the Company approved an increase in compensation for each non-employee director from $25,000 to $50,000 annually effective January 1, 2019, and an additional $10,000 annually for the chair of each Board committee effective February 20, 2019, in each case to be paid quarterly half in cash and half in common stock at the end of each fiscal quarter.  On September 30, 2019, the Board of Directors of the Company named R. John Fletcher, a current KORU Medical director, as Chairman, replacing Executive Chairman, Daniel S. Goldberger, who remains a non-executive member of KORU Medical’s Board of Directors.  In Mr. Fletcher’s role as Chairman, he receives an additional $50,000 in annual compensation, to be paid quarterly in shares of KORU Medical common stock based on the closing price of the stock on the last day of each quarter.

Pursuant to Daniel S. Goldberger’s employment agreement dated October 12, 2018, on February 1, 2019, when Donald B. Pettigrew was appointed to President and Chief Executive Officer, Mr. Goldberger was awarded a performance bonus in the amount of $270,000 to be paid half in cash and half in stock.  The number of shares that were issued totaled 90,604 and was based upon the closing price of the Common Stock of the Company on February 1, 2019, as reported by the OTCQX.  These shares were issued on April 3, 2019.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2020 and March 31, 2019 was zero and $1.10, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2020 and March 31, 2019.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	March 31,
	2020	2019

Dividend yield	—	0.00%
Expected Volatility	—	59.4%-60.3%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	10
Risk-free rate	—	2.64-2.72%

The following table summarizes the status of the Plan with respect to time based stock options:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,647,000	$1.32	2,419,000	$1.00
Granted	—	$—	1,050,000	$1.57
Exercised	175,000	$0.49	—	$—
Forfeited	—	$—	—	$—
Outstanding at March 31	3,472,000	$1.36	3,469,000	$1.17
Options exercisable at March 31	1,306,635	$1.05	828,219	$0.58
Weighted average fair value of options granted during the period	—	$—	—	$1.10
Stock-based compensation expense		$175,239		$121,875

Total stock-based compensation expense was $175,239 and $121,875 for the three months ended March 31, 2020 and March 31, 2019, respectively.  Cash received from option exercises for the three months ended March 30, 2020 and 2019 was $85,500 and zero, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 and March 31, 2019, was zero and $1.2 million, respectively.  There were 175,000 options exercised during the three months ended March 31, 2020 and zero during the three months ended March 31, 2019.

The following table presents information pertaining to options outstanding at March 31, 2020:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.38-$3.15	3,472,000	6.4 years	$1.36	1,306,635	$1.05

As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 44 months.  The total fair value of shares vested as of March 31, 2020 and March 31, 2019, was $868,012 and $293,373, respectively.

Performance Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2020 and 2019 was zero for both periods.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2020 and March 31, 2019. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

March 31,
	2020	2019

Dividend yield	—	—
Expected Volatility	—	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	—
Risk-free rate	—	—

The following table summarizes the status of the Plan with respect to performance based stock options:

	Three months Ended March 31,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at March 31	1,000,000	$1.70	—	$—
Options exercisable at March 31	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$125,727	—	$—

Total performance stock-based compensation expense totaled $125,727 and zero for the three months ended March 31, 2020 and 2019, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2020 and March 31, 2019, was zero for both periods.

The following table presents information pertaining to performance based options outstanding at March 31, 2020:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	9.2 years	$1.70	—	$—

As of March 31, 2020, there was $743,471 of total unrecognized compensation cost related to non-vested performance share option based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 31 months. The total fair value of shares vested as of March 31, 2020 and 2019 was zero for both periods.

NOTE 5  DEBT OBLIGATIONS

On February 8, 2018, the Company issued a Promissory Note to KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.  The Company had $1.5 million and zero outstanding against the line of credit as of March 31, 2020 and 2019, respectively.

NOTE 6  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease cost	$37,922	$35,829

Finance lease cost:
Amortization of right-of-use assets	$1,856	$1,060
Interest on lease liabilities	87	72
Total finance lease cost	$1,943	$1,132

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases	$1,848	$1,028
Finance lease cost:
Amortization of right-of-use assets	$1,856	$1,060
Interest on lease liabilities	87	72
Total finance lease cost	$1,943	$1,132

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating Leases
Operating lease right-of-use assets	$340,118	$472,224

Operating lease current liabilities	$138,520	$131,845
Operating lease long term liabilities	201,598	340,379
Total operating lease liabilities	$340,118	$472,224

Finance Leases
Property and equipment, at cost	$12,725	$6,363
Accumulated depreciation	(6,693)	(1,060)
Property and equipment, net	$6,032	$5,303

Finance lease current liabilities	$4,252	$4,241
Finance lease long term liabilities	1,842	1,094
Total finance lease liabilities	$6,094	$5,335

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2 Years	3 Years
Finance leases	1 Year	1 Year

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$113,764	$3,598
2021	149,476	2,705
2022	97,256	—
Total lease payments	360,496	6,303
Less imputed interest	(20,378)	(209)
Total	$340,118	$6,094

NOTE 7  RELATED PARTY TRANSACTIONS

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

The lease payments were $36,264 and $34,172 for the three months ended March 31, 2020, and 2019, respectively. The Company also paid property taxes in the amount of $13,421 and $12,427 for three months ended March 31, 2020, and 2019, respectively.

NOTE 8 SUBSEQUENT EVENTS

On April 14, 2020, the Company issued a promissory note to the KeyBank National Association (the “Bank”) in the aggregate principal amount of $3.5 million (the “Note”) as an extension of its line of credit, replacing its current line of credit agreement and promissory note with the Bank dated February 8, 2018 (the “Original Note”).  The Company drew on the additional $2.0 million on April 23, 2020.  The Original Note was in the form of a variable rate revolving line of credit with an interest rate of LIBOR plus 2.25%.  The $3.5 million Note is in the form of a variable rate non-disclosable revolving line of credit with an interest rate of Prime Rate announced by the Bank minus 0.75%.  Interest is due monthly, and all principal and unpaid interest is due on June 1, 2021.  The $3.5 million Note may be prepaid at any time prior to maturity with no prepayment penalties. The $3.5 million Note contains events of default and other provisions customary for a loan of this type.

In connection with the Note, the Company entered into a Commercial Security Agreement with the Bank dated April 14, 2020 (the “Security Agreement”), pursuant to which the Company granted a security interest in substantially all assets of the Company to secure the obligations of the Company under the Note.  The Security Agreement contains terms and conditions typical for the granting of security interests of this kind.

On April 20, 2020, the Company entered into a Loan Agreement with the Bank (the “PPP Loan Agreement”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing for a loan in the principal amount of $1,476,508 (the “PPP Loan”).  The PPP Loan was funded on April 27, 2020.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for seven months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note relating to the PPP Loan contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the PPP Loan amount for qualifying expenses, and will continue to assess whether to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.

On April 9, 2020, the United States Court of Appeals for the Federal Circuit affirmed an earlier decision by the United States District Court for the Eastern District of Texas (Case No. 2:15-CV-01167-JRG-RSP) that granted KORU Medical’s motion for summary judgement of non-infringement against EMED.  On June 25, 2015, EMED filed a case in the United States District Court for the Eastern District of Texas claiming patent infringement of U.S. Patent 8,961,476 (“’476 Patent”) by the Company’s needle sets and seeking unspecified monetary damages (the “’ED Texas 476 Case”), and that on June 28, 2019 the United States District Judge for the ED Texas ’476 matter issued a Final Judgment of non-infringement in favor of RMS Medical. The District Judge adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with COVID-19, future operating results, Food and Drug Administration regulations, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of the research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, the impact of recent accounting pronouncements and the outcome of litigation.  When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, “KORU Medical,” the “Company,” “we,” “us” and “our” refer to Repro Med Systems, Inc.

OVERVIEW

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, is a pandemic.  COVID-19 has spread to many of the countries in which we, our customers and our suppliers conduct business.  Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary.  Many organizations and individuals, including the Company and its employees are taking additional steps to avoid or reduce the likelihood of infection, including limiting travel and staying home from work.  These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 outbreak, including requiring most of its non-production related team members to work remotely.  The Company has maintained a manufacturing operational capacity at its manufacturing facility located in Chester, New York, at this time, and has instituted heightened cleaning and sanitization standards and several health and safety protocols and procedures to safeguard its team members who do continue to report in person.  The Company’s operations remain active, as we currently qualify as an “essential business” under New York state guidelines.  There can be no assurance, however, that our manufacturing or other operations will remain active as in the past or at all, given potential changes in governmental policies, uncertainties over supply chain, possible employee illness or other COVID-19 related issues.  With the COVID-19 outbreak, the need to ensure vulnerable patients have access to home-based treatments is more apparent than ever.  Home infusion therapy keeps high-risk patients with immune diseases and other conditions out of institutional settings and allows them to receive treatment at home.

In March 2020, in response to concerns about the potential impact of COVID-19, the Company elected to draw $1.5 million, the full amount available on its line of credit.

We ended the first quarter of 2020 with net sales of $6.3 million, an increase of 27.3% compared with the same period last year, driven primarily by higher sales volume in needle sets, tubing and pump sales.  The volume increase was driven by what we believe was a result of growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”), as well as clinical trial volume.

Our gross margin percentage, which is gross profit stated as a percentage of net sales, declined to 60% down from 61% in the prior year mostly due to expense related to a discontinued product line and an increase in overtime, partially offset by price increases.

Net income was $0.4 million for the year, compared with a loss of $0.1 million for the previous year, driven by higher net sales and nearly the same operating expenses as last year.  Selling, general and administrative and research and development expenses were higher than last year, but were offset by lower litigation fees.

As of March 31, 2020, the Company had $7.4 million cash on hand, including a draw of $1.5 million on the line of credit, and we expect to be able to continue to generate cash from future operating activities sufficient to fund our continued operations.

RECENT DEVELOPMENTS

On April 14, 2020, the Company issued a promissory note to the KeyBank National Association (the “Bank”) in the aggregate principal amount of $3.5 million as an extension of its line of credit, replacing its current line of credit agreement and promissory note with the Bank dated February 8, 2018 (the “Original Note”).  In response to concerns about the potential impact of COVID-19, the Company elected to draw the additional $2.0 million now available under the line of credit, utilizing the full amount available of $3.5 million on its line of credit.

On April 20, 2020, the Company entered into a Loan Agreement with the Bank (the “PPP Loan Agreement”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), providing for a loan in the principal amount of $1.5 million (the “PPP Loan”).  The PPP Loan was funded on April 27, 2020.  The Company intends to use the PPP Loan amount for qualifying expenses, and will continue to assess whether to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to March 31, 2019

Net Sales

The following table summarizes our net sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change from Prior Year		% of Sales
	2020	2019	$	%	2020	2019
Sales
Domestic	$5,340,866	$3,883,565	$1,457,301	37.5%	84.4%	78.1%
International	989,143	1,090,713	(101,570)	-9.3%	15.6%	21.9%
Total	$6,330,009	$4,974,278	$1,355,731	27.3%

Total net sales increased $1.4 million or 27.3% for the three months ended March 31, 2020 compared with the same period last year, driven primarily by higher sales volume in needle sets, tubing and pump sales.  The volume increase was driven by what we believe was a result of growth in diagnosis of primary immunodeficiency diseases (“PIDD”) and expansion into the neurology market with expanded Hizentra® indication for chronic inflammatory demyelinating polyneuropathy (“CIDP”), as well as clinical trial volume.

Gross Profit

Our gross profit for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2020	2019	$	%
Gross Profit	$3,788,210	$3,047,954	$740,256	24.3%
Stated as a Percentage of Net Sales	59.9%	61.3%

Gross profit increased $0.7 million or 24.3% in the three months ended March 31, 2020, compared to the same period in 2019.  This increase in the quarter was mostly driven by the increase in net sales of $1.4 million.  Gross margin declined compared with last year mostly due to expense for an obsolescence reserve resulting from a discontinued product line and an increase in overtime, partially offset by price increases.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31		Change from Prior Year
	2020	2019	$	%
Selling, general and administrative	$2,762,980	$2,484,868	$278,112	11.2%
Litigation	99,158	492,515	(393,357)	-79.9%
Research and development	256,025	101,959	154,066	151.1%
	$3,118,163	$3,079,342	$38,821	1.3%
Stated as a Percentage of Net Sales	49.3%	61.9%

Selling, general and administrative expenses increased $0.3 million, or 11.2%, during the three months ended March 31, 2020 compared to the same period last year, mostly due to higher consulting fees of $0.2 million related to marketing, regulatory and strategic initiatives.  Also contributing to the increase were higher distribution related fees incurred with our largest distributor, higher director fees and insurance premiums related to our directors and officers insurance policy, and higher salary and related benefits and recruiting fees, all in aggregate totaling $0.3 million.  Offsetting these increases were lower legal fees of $0.1 million compared to last year when we filed a registration statement in the first quarter and lower trade show expense in the amount of $0.1 million due to timing compared to last year.

Litigation fees declined $0.4 million compared to the same period last year due to a decrease in activity in the courts related to the litigation with our competitor.  Refer to Note 3 Legal Proceedings in the Notes to the Financial Statements.

Research and development expenses increased $0.2 million during the three months ended March 31, 2020 compared with the same period last year mostly due to increased salary and related benefits due to higher headcount as we continue to increase our development initiatives.

Depreciation and amortization

Depreciation and amortization expense increased by 4.3 % to $87,224 in the three months ended March 31, 2020 compared with $83,651 in the three months ended March 31, 2019.  We continued to invest in capital assets, mostly related to manufacturing and computer equipment, and in patent applications and their maintenance.

Net Income

	Three Months Ended March 31,		Change from Prior Year
	2020	2019	$	%
Net Income/(Loss)	$449,428	$(85,390)	$534,818	626.3%
Stated as a Percentage of Net Sales	7.1%	-1.7%

Our net income for the three months ended March 31, 2020 was $0.4 million compared to a loss of $0.1 million for the three months ended March 31, 2019, driven by higher sales and gross profit, with nearly the same total operating expenses as last year as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $7.4 million as of March 31, 2020, which includes a $1.5 million draw against our line of credit.  In March 2020, in response to concerns about the potential impact of COVID-19, the Company elected to draw $1.5 million, the full amount available on its line of credit.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses and professional fees.

The Company’s operations remain active, as we currently qualify as an “essential business” under New York state government guidelines.  With the COVID19 outbreak, the need to ensure vulnerable patients have access to home-based treatments is more apparent than ever.  Home infusion therapy keeps high-risk patients with immune diseases and other conditions out of institutional settings and allows them to receive treatment at home.

We believe that as of March 31, 2020, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.  We believe KORU Medical’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin (“SCIg”) market, as well as, into new markets like neurology where Hizentra® received an expanded indication for CIDP.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash provided by/(used in) operating activities	$153,236	$(1,045,233)
Net cash used in by investing activities	$(180,138)	$(96,833)
Net cash provided by/(used in) financing activities	$1,583,652	$(3,848)

Operating Activities

Net cash provided by operating activities of $0.2 million for the three months ended March 31, 2020 was mostly attributable to net income of $0.4 million, non-cash charges for stock-based compensation of $0.4 million, an increase in accounts payable of $0.5 million and an increase in tax liability of $0.2 million.  Offsetting these were an increase in inventory of $0.7 million as we built inventory to keep pace with sales growth, and a decrease in accrued expenses of $0.4 million mostly related to cash payments for bonuses accrued for at December 31, 2019, net of current year accrual for bonuses, offset by higher rebates.  Further offsetting the cash provided by operating activities was an increase in prepaid expenses of $0.2 million, as well as higher accounts receivable of $0.2 million.

Net cash used in operating activities of $1.0 million for the three months ended March 31, 2019 was mostly attributable to increased accounts receivable of $1.2 million as one of our major customer’s payment terms changed on January 1, 2019 from net 30 to net 60 days and increased inventory of $0.4 million as we look to build stock to keep pace with sales growth.  Partially offsetting these were an increase in accounts payable of $0.5 million and non-cash charges for stock-based compensation of $0.3 million.

Investing Activities

Net cash used in investing activities of $0.2 million for the three months ending March 31, 2020 was for capital expenditures for research and development and strategic initiatives as well as for patent and trademark applications.  Net cash of $0.1 million used in investing activities for the three months ended March 31, 2019 was for capital expenditures for computer equipment and leasehold improvements, as well as continued investment in patents.

Financing Activities

The $1.6 million provided by financing activities for the three months ended March 31, 2020 is from the $1.5 million drawn down on the line of credit and $0.1 million from options exercised.  The $3,848 used in financing activities for the three months ended March 31, 2019 is related to payments for cancelled shares and leased office equipment.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission.  We define Adjusted EBITDA as earnings (net income) before interest, income taxes, depreciation and amortization, reorganization charges, and litigation, manufacturing initiative and stock option expenses.  Prior to January 1, 2020, discontinued product expense and manufacturing initiative expense was not included in our definition of Adjusted EBITDA. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.  We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.  Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees.  We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

A reconciliation of our non-GAAP measures is below:

	Three Months Ended
Reconciliation of GAAP Net Income/(Loss)	March 31,
to Non-GAAP Adjusted EBITDA:	2020	2019
GAAP Net Income/(Loss)	$449,428	$(85,390)
Tax Expense/(Benefit)	141,928	(22,099)
Depreciation/Amortization	87,224	83,651
Interest Income, Net	(19,030)	(17,480)
Reorganization Charges	—	354,926
Discontinued Product Expense	109,558	—
Litigation Expenses	99,158	492,515
Manufacturing Initiative Expenses	109,803	—
Stock Compensation Expense	300,966	121,875
Non-GAAP Adjusted EBITDA	$1,279,035	$927,998

Discontinued Product Expense.  We have excluded the effect of expenses related to a discontinued product line in calculating our non-GAAP Adjusted EBITDA measure.  We expected to sunset our Res-Q-Vac product line in 2020, but due to equipment failure to manufacture the product, the discontinuation and resulting expense was accelerated into the first quarter of 2020 which we would not otherwise incur in periods presented as part of our continuing operations.  We do not expect to incur any related expenses in the future.

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

Litigation Expenses.  We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  We continue to evaluate our business performance excluding litigation fees, which we expect will continue in future periods.

Manufacturing Initiative Expenses.  We have excluded the effect of expenses related to the implementation of those portions of our strategic plan related to creating manufacturing efficiencies, in calculating our non-GAAP Adjusted EBITDA measure.  We incurred expenses in connection with executing on these initiatives which we would not otherwise incur in periods presented as part of our continuing operations.  We expect to incur related expenses for the next twelve to eighteen months as we continue to execute on our strategic plan.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The initial case involving EMED was filed by us in the United States District Court for the Eastern District of California on September 20, 2013 (the “California case”), in response to a letter from EMED claiming patent infringement by us, and seeking a declaratory judgment establishing the invalidity of the patent referenced in the letter – EMED’s US patent 8,500,703 – “’703.”  EMED answered the complaint and asserted patent infringement of the ’703 patent and several counterclaims relating generally to claims of unfair business practices against us.  We responded by adding several claims against EMED, generally relating to claims of unfair business practices on EMED’s part.  Both parties have requested injunctive relief and monetary damages in unspecified amounts.  On June 16, 2015, the California court entered a preliminary injunction against KORU Medical for making certain statements regarding products cleared for use by the FDA, or that could be safely used, with KORU Medical’s Freedom60 pump, without voiding the product warranty.  On September 11, 2015, we requested an ex parte reexamination of the ’703 patent by the US Patent and Trademark Office (“USPTO”).  The ex parte reexamination resulted in a Final Office Action, dated July 19, 2017, rejecting all of EMED’s claims in the issued patent.  On January 25, 2018, EMED filed an Appeal Brief with a Petition for Revival, which was accepted.  On April 9, 2018, the USPTO denied EMED’s request for reconsideration of the order rejecting all claims in the ’703 patent.  On June 26, 2019, the Examiner responded to EMED’s appeal brief and maintained all of the final rejections.  On December 31, 2019, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued its decision sustaining the invalidity of claims 1-10 of the ’703 patent, but reversing the Examiner’s rejection of claim 11, leaving claim 11 as the only surviving claim of the ’703 patent.  Claim 11 of the ’703 patent, however, was not asserted in the California case.  EMED has informed KORU Medical it will neither appeal the PTAB’s decision nor pursue a claim based on infringement of claim 11 of the ’703 patent in the California case.  EMED also has moved to dismiss the ’703 patent claims from the California case.  That motion and the non-patent claims asserted by the parties in the California case remain pending.

The second court case was filed by EMED in the United States District Court for the Eastern District of Texas (the “Texas Court”) on June 25, 2015, claiming patent infringement on another of its patents (US 8,961,476 – “’476”), by our needle sets, and seeking unspecified monetary damages (“ED Texas ’476 matter”).  This ’476 patent is related to the now rejected EMED ’703 patent.

On September 17, 2015, we requested an inter partes review (“IPR”) of the ’476 patent, and in response to our request, the Court entered an order staying the ED Texas ’476 matter until after the PTAB made a decision regarding the validity of the patent.  On January 12, 2017, the PTAB issued its Final Written Decision in our favor, invalidating all but one (“dependent Claim 9”) of the claims in the ’476 patent.  EMED appealed the PTAB’s ruling to the United States Court of Appeals for the Federal Circuit, which affirmed the PTAB’s Final Written Decision in our favor on April 3, 2018.  On April 18, 2018, EMED filed a petition for en banc rehearing, which was denied.  On August 16, 2018, EMED petitioned the United States Supreme Court for a Writ of Certiorari to review the Federal Circuit’s upholding the PTAB’s Final Written Decision.  On October 29, 2018, the United States Supreme Court denied EMED’s Petition for a Writ of Certiorari, thus finally affirming the PTAB’s invalidation of ’476, save for one dependent claim.

Following the PTAB’s Final Written Decision in the IPR regarding the ’476 patent, EMED filed a new patent application claiming priority back to the application that issued as ’703, which is the patent at issue in the California case.  Submitted for accelerated examination, this new application issued as US 9,808,576 – “’576” on November 7, 2017.  On this same date, EMED filed a new case (the “third case”) in the Texas Court claiming patent infringement of ’576, also directed to our needle sets, and seeking unspecified damages and a preliminary injunction against marketing and sales of our needle sets.  We filed a Motion to Dismiss or Transfer Venue to the United States District Court for the Southern District of New York (“SDNY”), which resulted in the transfer of the third case to SDNY (“SDNY ’576 matter”) on May 30, 2018.

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

At the same hearing on November 14, 2018, the Texas Court granted EMED leave to amend its infringement contentions, following the IPR decision invalidating all but one claim of the ’476 patent, in order to assert infringement of that sole remaining claim, namely dependent Claim 9.  The Texas Court’s order allowing EMED’s amendment of its infringement contentions against us was entered on December 7, 2018.

The ED Texas ’476 matter proceeded under EMED’s amended infringement contention to incorporate the surviving dependent Claim 9, which incorporates Claims 1 and 8 of the ’476 patent, meaning that, to prove infringement on our part, EMED must prove more elements of infringement than it originally charged against us.  In April 2019, EMED served its damages expert’s report opining that EMED’s past infringement damages amount to $1.5 million, and in May KORU Medical served its damages expert’s rebuttal report opining that EMED’s expert miscalculated damages which if properly calculated would amount to less than $100,000.  The Texas Court had set a trial date of August 19, 2019, for the trial of the ED Texas ’476 matter.  On June 24, 2019, the Texas Court Magistrate Judge issued a Report and Recommendation decision finding no infringement, literally or under the doctrine of equivalents, by KORU Medical’s accused products.  EMED filed its objections on June 26, 2019.  On June 28, 2019, the Texas Court issued a Final Judgment in favor of KORU Medical and adopted the decision of the Magistrate Judge that was issued on June 24, 2019, overruled EMED’s objections, awarded court costs to KORU Medical, and dismissed the case.  A final judgment has been entered.  KORU Medical has submitted its Bill of Costs for approximately $16,000 and has moved to declare the case exceptional and for recovery of its attorney fees and expenses of approximately $2.3 million in defense of EMED’s assertion of the ’476 Patent.  EMED has objected to our Bill of Costs, opposed the motion for fees, and filed a notice of appeal of the non-infringement judgment to the Court of Appeals for the Federal Circuit (the “CAFC”).  On September 16, 2019, EMED filed its opening appeal brief.  On October 28, 2019, KORU Medical filed its responsive brief, and on November 7, 2019 EMED filed its reply brief.  On November 20, 2019, KORU Medical filed a motion for leave to file a sur-reply brief to respond to a new argument raised by EMED in its reply brief, which EMED opposed, and which the CAFC referred to the judicial panel that will hear the appeal for consideration.  On April 9, 2020, the CAFC issued a unanimous decision affirming the ED Texas Court’s judgment of non-infringement.  The Texas Court had stayed proceedings in the district court until the appeal process is completed, and the parties will now meet and confer regarding when to return to the district court to lift the stay and address KORU Medical’s fee motion which remains pending.

The SDNY ’576 matter proceeded in the New York court through claim construction on the ’576 Patent, whereupon KORU Medical sought permission from the New York court to file a motion for summary judgement, to which EMED objected.  The New York court granted KORU Medical’s request, and on July 10, 2019, KORU Medical filed its motion for summary judgement.  EMED opposed that motion, and on August 30, 2019, the New York court granted summary judgement, and dismissed the lawsuit.  A final judgement has been entered.  KORU Medical has submitted a Bill of Costs for approximately $1,500, to which EMED has objected, and has moved the New York court to declare the case exceptional and for recovery of its attorney fees and expenses of at least $1.16 million. EMED has opposed that motion, which was referred to a United States District Court Magistrate Judge to prepare a report and recommendation.  On November 12, 2019, the Magistrate Judge issued a Report and Recommendation that KORU Medical’s fee motion be granted, and KORU Medical be awarded approximately $1.1 million in fees and expenses.  EMED has filed objections to the Report and Recommendation, to which KORU Medical has responded, and which objections are now pending before the District Court Judge for resolution.  EMED has also appealed the New York court’s judgment of non-infringement to the CAFC, which matter also is pending.  EMED’s opening appeal brief was due November 8, 2019, but EMED filed its brief on November 12, 2019.  EMED filed a motion to extend the time to file its opening brief, which KORU Medical opposed, but the motion was granted.  KORU Medical filed its responsive brief on December 23, 2019, on January 9, 2020 EMED filed the joint appendix in support of the parties’ briefing, and on January 13, 2020, EMED filed its reply brief.  The appeal remains pending, waiting for the CAFC Court to schedule oral argument.

As is required by the respective Courts in both the SDNY ’576 matter and the ED Texas ’476 matter, the parties have engaged in settlement discussions and have conducted a court-sponsored mediation session, which did not result in settlement.

Although we believe KORU Medical has meritorious claims and defenses in all of the above-described actions and proceedings, their outcomes cannot be predicted with any certainty.  If any of these actions against us are successful, they could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.  The following are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019:

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue affecting economies and businesses around the world.  We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our employees, patients, communities and business operations. While we did not incur significant disruptions during the quarter ended March 31, 2020 from the COVID-19 pandemic, we may experience disruptions that could severely impact our results of operations and financial condition.  We are unable to predict the impact that COVID-19 will have on our operating results and financial condition due to numerous uncertainties.  These uncertainties include the geographic spread of the pandemic, the severity of the virus, the impact of the virus directly on our employees or those of our suppliers, the duration of the outbreak, governmental actions, travel restrictions and social distancing, business closures or business disruptions (including those impacting our supply chain), the availability of plasma and drugs that are administered by our products, or changes to our operations, among others.  The health of our workforce and our ability to meet staffing needs at our facilities cannot be predicted and is vital to our operations. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve.  Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown.

PART II – ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Each non-employee director of the Company is eligible to receive of $50,000 annually (effective January 1, 2019) plus $10,000 for chairing a Board committee (effective February 20, 2019), all to be paid quarterly half in cash and half in common stock and pro-rated for partial service.  The Chairman of the Board is eligible to receive an additional $50,000 annually (effective October 1, 2019), all to be paid in common stock.  The Company issued an aggregate of 9,189 and 25,782 shares of common stock to its non-employee directors during the three-month period ended March 31, 2020, and March 31, 2019 respectively.

On January 7, 2020, Manuel Marques, the Company’s Chief Operating Officer, exercised options held by him for an aggregate 175,000 shares of common stock for an aggregate exercise price of $85,500.

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

REPRO MED SYSTEMS, INC.

May 6, 2020	/s/ Donald B. Pettigrew
Donald B. Pettigrew, President and Chief Executive Officer (Principal Executive Officer)

May 6, 2020	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)