Form 10-Q
period 2020-09-30
REPRO MED SYSTEMS INC
filed 2020-11-12
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Not Applicable

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

As of November 12, 2020, 43,942,888 shares of common stock, $0.01 par value per share, were outstanding, which excludes 2,737,231 shares of treasury stock.

REPRO MED SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,433,811	$5,870,929
Accounts receivable less allowance for doubtful accounts of $24,676 and $32,645 at September 30, 2020 and December 31, 2019, respectively	3,736,596	3,234,521
Inventory	5,633,139	2,388,477
Prepaid expenses	844,496	387,396
TOTAL CURRENT ASSETS	42,648,042	11,881,323
Property and equipment, net	1,260,675	611,846
Patents, net of accumulated amortization of $335,686 and $288,967 at September 30, 2020 and December 31, 2019, respectively	884,635	807,135
Right of use assets, net	271,679	373,734
Deferred tax asset	349,609	188,241
Other assets	19,812	19,582
TOTAL ASSETS	$45,434,452	$13,881,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,363,070	572,656
Accrued expenses	3,051,582	1,296,612
Accrued payroll and related taxes	440,144	190,265
Accrued tax liability	363,158	204,572
Finance lease liability – current	3,026	5,296
Operating lease liability – current	140,450	136,888
TOTAL CURRENT LIABILITIES	5,361,430	2,406,289
Finance lease liability, net of current portion	414	2,646
Operating lease liability, net of current portion	131,229	236,846
TOTAL LIABILITIES	5,493,073	2,645,781
Commitments and contingencies (Refer to Note 3)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 75,000,000 shares authorized, 46,671,807 and 42,239,788 shares issued, 43,934,576 and 39,502,557 shares outstanding at September 30, 2020 and December 31, 2019, respectively	466,718	422,398
Additional paid-in capital	35,331,483	6,293,069
Treasury stock, 2,737,231 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(344,204)	(344,204)
Retained earnings	4,487,382	4,864,817
TOTAL STOCKHOLDERS’ EQUITY	39,941,379	11,236,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,434,452	$13,881,861

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET SALES	$6,080,315	$6,617,397	$20,119,228	$16,940,487
Cost of goods sold	2,139,592	2,234,489	7,480,415	6,033,961
Gross Profit	3,940,723	4,382,908	12,638,813	10,906,526

OPERATING EXPENSES
Selling, general and administrative	3,075,169	2,441,381	9,039,980	6,976,684
Litigation	675	864,009	2,446,747	2,481,471
Research and development	390,416	170,260	944,637	450,454
Depreciation and amortization	115,637	82,774	297,801	252,594
Total Operating Expenses	3,581,897	3,558,424	12,729,165	10,161,203

Net Operating Profit/(Loss)	358,826	824,484	(90,352)	745,323

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	1,927	(9,358)	(11,164)	(20,283)
Gain on disposal of fixed assets, net	22,113	—	16,591	49,740
Interest income, net	9,662	23,368	23,690	59,091
TOTAL OTHER INCOME/(EXPENSE)	33,702	14,010	29,117	88,548

INCOME/(LOSS) BEFORE INCOME TAXES	392,528	838,494	(61,235)	833,871

Income Tax Expense	(143,353)	(186,681)	(316,200)	(189,265)

NET INCOME/(LOSS)	$249,175	$651,813	$(377,435)	$644,606

NET INCOME/(LOSS) PER SHARE

Basic	$0.01	$0.02	$(0.01)	$0.02
Diluted	$0.01	$0.02	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	43,914,542	39,022,298	41,326,815	38,534,021
Diluted	44,119,511	39,298,408	41,326,815	38,734,083

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(377,435)	$644,606
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Stock-based compensation expense	1,191,146	897,300
Stock-based litigation settlement expense	1,285,102	—
Depreciation and amortization	297,801	252,594
Deferred capital gain - building lease	—	(3,763)
Deferred taxes	(161,368)	134,563
Gain on disposal of fixed assets	(16,591)	(49,740)
Changes in operating assets and liabilities:
Increase in accounts receivable	(502,075)	(2,120,780)
Increase in inventory	(3,244,662)	(634,803)
Increase in prepaid expenses and other assets	(457,330)	(206,560)
Increase in accounts payable	790,414	421,479
Increase/(Decrease) in accrued payroll and related taxes	249,879	(310,355)
Increase in accrued expenses	1,754,970	490,053
Increase/(Decrease) in accrued tax liability	158,586	(16,608)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	968,437	(502,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(908,323)	(158,193)
Purchases of patents	(124,216)	(188,274)
Proceeds from disposal of property and equipment	25,000	217,821
Proceeds from certificate of deposit	—	1,517,927
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(1,007,539)	1,389,281

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	26,606,486	508,900
Payments for cancelled shares	—	(2,820)
Borrowings from indebtedness	4,976,508	—
Payments on indebtedness	(4,976,508)	—
Payments on finance lease liability	(4,502)	(3,122)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,601,984	502,958

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,562,882	1,390,225
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,870,929	3,738,803
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,433,811	$5,129,028

Supplemental Information
Cash paid during the periods for:
Interest	$27,698	$280
Income taxes	$318,983	$103,465

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Three and Nine Months Ended September 30, 2020

BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

Issuance of stock-based compensation	9,189	92	59,910	—	—	60,002
Compensation expense related to stock options	—	—	300,966	—	—	300,966
Cancellation of common stock	—	—	—	—	—	—
Issuance upon options exercised	175,000	1,750	83,750	—	—	85,500
Net income	—	—	—	449,428	—	449,428
BALANCE, MARCH 31, 2020	42,423,977	$424,240	$6,737,695	$5,314,245	$(344,204)	$12,131,976

Issuance of stock-based compensation	7,999	80	59,922	—	—	60,002
Compensation expense related to stock options	—	—	363,851	—	—	363,851
Litigation settlement options	—	—	347,008	—	—	347,008
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	519,156	5,192	5,189	—	—	10,381
Capital raise	3,593,750	35,937	26,436,043	—	—	26,471,980
Net loss	—	—	—	(1,076,038)	—	(1,076,038)
BALANCE, JUNE 30, 2020	46,640,120	$466,401	$34,886,850	$4,238,207	$(344,204)	$39,247,254

Issuance of stock-based compensation	6,681	67	59,935	—	—	60,002
Compensation expense related to stock options	—	—	346,323	—	—	346,323
Issuance upon options exercised	25,006	250	(250)	—	—	—
Capital raise	—	—	38,625	—	—	38,625
Net income	—	—	—	249,175	—	249,175
BALANCE, SEPTEMBER 30, 2020	46,671,807	$466,718	$35,331,483	$4,487,382	$(344,204)	$39,941,379

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Three and Nine Months Ended September 30, 2019

BALANCE, DECEMBER 31, 2018	40,932,911	$409,329	$4,595,214	$4,300,468	$(344,204)	$8,960,807

Issuance of stock-based compensation	8,914	89	176,161	—	—	176,250
Compensation expense related to stock options	—	—	121,875	—	—	121,875
Repurchase of shares	(2,000)	(20)	(2,800)	—	—	(2,820)
Net loss	—	—	—	(85,390)	—	(85,390)
BALANCE, MARCH 31, 2019	40,939,825	$409,398	$4,890,450	$4,215,078	$(344,204)	$9,170,722

Issuance of stock-based compensation	116,386	1,164	35,484	—	—	36,648
Compensation expense related to stock options	—	—	194,765	—	—	194,765
Issuance upon options exercised	65,000	650	24,050	—	—	24,700
Net income	—	—	—	78,183	—	78,183
BALANCE, JUNE 30, 2019	41,121,211	$411,212	$5,144,749	$4,293,261	$(344,204)	$9,505,018

Issuance of stock-based compensation	12,447	124	43,502	—	—	43,626
Compensation expense related to stock options	—	—	324,135	—	—	324,135
Issuance upon warrants exercised	1,000,000	10,000	440,000	—	—	450,000
Issuance upon options exercised	95,000	950	33,250	—	—	34,200
Net income	—	—	—	651,813	—	651,813
BALANCE, SEPTEMBER 30, 2019	42,228,658	$422,286	$5,985,636	$4,945,074	$(344,204)	$11,008,792

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company,” “KORU Medical,” “we,” “us” or “our”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying financial statements.  The accompanying year-end balance sheet was derived from the audited financial statements included in the Annual Report.  The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year.  Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee and consultant stock options.  See “NOTE 4 — STOCK-BASED COMPENSATION” for further detail.

	Three Months Ended
	September 30, 2020	September 30, 2019

Net income	$249,175	$651,813

Weighted Average Outstanding Shares:
Outstanding shares	43,914,542	39,022,298
Option shares includable	204,969	276,110
	44,119,511	39,298,408

Net income per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

	Nine Months Ended
	September 30, 2020	September 30, 2019

Net (loss)/income	$(377,435)	$644,606

Weighted Average Outstanding Shares:
Outstanding shares	41,326,815	38,534,021
Option shares includable	— (a)	200,062
	41,326,815	38,734,083

Net income per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

__________

(a)  Option shares of 203,121 were not included as the impact is anti-dilutive.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, valuation allowances, inventory valuation, and accruals.

REVENUE RECOGNITION

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  We adopted this ASU effective January 1, 2018 on a full retrospective basis.  Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures.  As such, prior period financial statements were not recast.

The Company’s revenues result from the sale of assembled products.  We recognize revenues when shipment occurs, and at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in sales.

The Company generally does not accept return of goods shipped unless it is a Company error.  The only credits provided to customers are for defective merchandise.  The Company warrants the syringe driver from defects in materials and workmanship under normal use and the warranty does not include a performance obligation.  The costs under the warranty are expensed as incurred.

Provisions for distributor pricing and annual customer growth rebates are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded or when it is probable the annual growth target will be achieved. Rebates are provided to distributors for the difference in selling price to distributor and pricing specified to select customers.

The following table summarizes net sales by geography for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales
Domestic	$5,372,536	$5,856,203	$17,459,212	$14,308,994
International	707,779	761,194	2,660,016	2,631,493
Total	$6,080,315	$6,617,397	$20,119,228	$16,940,487

LEASES

In February 2016, the FASB issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.  Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by the Company for those leases classified as operating leases under current GAAP, while our accounting for capital leases remains substantially unchanged.  Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard became effective for us on January 1, 2019.  The standard had a material impact on our balance sheets but did not have a material impact on our statements of operations.  See “NOTE 6 — LEASES” for further detail.

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure for Fair Value Measurement.  The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted upon issuance of this ASU.  An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The Company adopted this standard on January 1, 2020 and it had no impact on our financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities.  The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company adopted this new accounting guidance on January 1, 2020, on a prospective basis.  The implementation of this standard did not have a material impact on the Company’s operating results, cash flows, financial condition or related disclosures.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provided elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments may be applied to impacted contracts and hedges prospectively through December 31, 2022.  The Company is currently evaluating the impact this guidance will have on its financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

FAIR VALUE MEASUREMENTS

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability.  Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Value is determined using pricing models, discounted cash flow methodologies, or similar techniques and includes instruments for which the determination of fair value requires significant judgment or estimation.

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2020.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through September 30, 2020.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2020	December 31, 2019
Furniture, office equipment, and leasehold improvements	$1,291,985	$1,135,107
Manufacturing equipment and tooling	1,856,881	1,295,978
Total property and equipment	3,148,866	2,431,085
Less: accumulated depreciation	(1,888,191)	(1,819,239)
Property and equipment, net	$1,260,675	$611,846

Depreciation expense was $99,071 and $69,740 for the three months ended September 30, 2020 and 2019, respectively, and $251,084 and $218,328 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  Except as described below, KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

Litigation

Refer to Form 10-Q for the quarterly period ended June 30, 2020 regarding the dismissed case with our principal competitor, EMED Technologies Corporation (“EMED”).

NOTE 4 — STOCK-BASED COMPENSATION

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

On May 20, 2020, the Company entered into a Settlement Agreement related to its litigation with EMED as described above in “NOTE 3 — COMMITMENTS AND CONTINGENCIES.”  Pursuant to the Settlement Agreement, the Company issued to EMED (i) 95,238 restricted stock units, which vested on May 21, 2020 and 95,238 restricted stock units vesting on January 1, 2021, and (ii) an option to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $11.21 per share prior to February 1, 2021, which can be settled in cash in lieu of common stock at the Company’s sole discretion, provided that the number of shares of common stock and/or amount of cash paid by the Company upon exercise will be capped at a value of $16.21 per share.  The option was recorded at $347,008, the estimated fair value of the option using the Black-Scholes option pricing model with a volatility rate of 52.68% and a risk-free rate of 0.17%.  The Settlement Agreement includes mutual releases and covenants not to sue for any claim arising before May 20, 2020 and the Company covenants not to challenge any EMED patents that were the subject of the Claims unless EMED asserts them in the future against Company products.  This was a non-cash settlement from which we recognized expense in the amount of $2.2 million in the second quarter of 2020.

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

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2020 and September 30, 2019 was $6.53 and $1.33, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2020 and September 30, 2019.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

September 30,
	2020	2019

Dividend yield	0.00%	0.00%
Expected Volatility	62.11 – 62.18%	56.10 – 60.70%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	10 Years
Risk-free rate	0.63 – 0.64%	1.60 – 2.72%

The following table summarizes the status of the Plan with respect to time based stock options:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,647,000	$1.32	2,419,000	$1.00
Granted	360,000	$9.54	1,650,000	$1.92
Exercised	747,006	$0.65	160,000	$0.37
Forfeited	200,000	$2.09	12,000	$0.87
Outstanding at September 30	3,059,994	$2.40	3,897,000	$1.41
Options exercisable at September 30	1,009,629	$1.36	1,037,885	$0.81
Weighted average fair value of options granted during the period	—	$6.53	—	$1.33
Stock-based compensation expense	—	$572,775	—	$473,139

Total stock-based compensation expense totaled $572,775 and $473,139 for the nine months ended September 30, 2020 and 2019, respectively.  Cash received from option exercises for the nine months ended September 30, 2020 and 2019 was $95,880 and $58,900, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $6.53 and $1.33, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $296,226 and $30,022, respectively.

The following table presents information pertaining to options outstanding at September 30, 2020:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 – 9.76	3,059,994	7.5 years	$2.40	1,009,629	$1.36

As of September 30, 2020, there was $3,679,084 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 48 months.  The total fair value of shares vested as of September 30, 2020 and 2019, was $874,041 and $506,729, respectively.

Performance Based Stock Options

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was zero and $1.16, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2020 and September 30, 2019.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	September 30,
	2020	2019

Dividend yield	—	0.00%
Expected Volatility	—	58.90%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	10 Years
Risk-free rate	—	2.07%

The following table summarizes the status of the Plan with respect to performance based stock options:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	—	$—
Granted	—	$—	1,000,000	$1.70
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at September 30	1,000,000	$1.70	1,000,000	$1.70
Options exercisable at September 30	333,333	$1.70	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$1.16
Stock-based compensation expense	—	$438,365	—	$167,636

Total performance stock-based compensation expense totaled $438,365 and $167,636 for the nine months ended September 30, 2020 and 2019, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019, was zero and $1.16, respectively.

The following table presents information pertaining to performance based options outstanding at September 30, 2020.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	8.7 years	$1.70	333,333	$1.70

As of September 30, 2020, there was $430,833 of total unrecognized compensation cost related to non-vested performance share option based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 31 months.  The total fair value of shares vested as of September 30, 2020 and 2019 was $387,520 and zero, respectively.

NOTE 5 — DEBT OBLIGATIONS

On February 8, 2018, the Company issued a promissory note (the “Original Note”) to KeyBank National Association (“KeyBank”) in the amount of $1.5 million as a variable rate revolving line of credit loan due on demand with an interest rate of LIBOR plus 2.25%, collateralized with a certificate of deposit in the amount of $1.5 million.  On September 25, 2018, KeyBank released the certificate of deposit as collateral for the loan and the Company executed a Commercial Security Agreement as collateral for the loan.

On April 14, 2020, the Company issued a promissory note to KeyBank in the aggregate principal amount of $3.5 million (the “Note”) as an extension of its line of credit, replacing its current line of credit agreement and Original Note.  The Company drew on the additional $2.0 million on April 23, 2020.  The Original Note was in the form of a variable rate revolving line of credit with an interest rate of LIBOR plus 2.25%.  The $3.5 million Note is in the form of a variable rate non-disclosable revolving line of credit with an interest rate of Prime Rate announced by the Bank minus 0.75%.  Interest is due monthly, and all principal and unpaid interest is due on June 1, 2021.  The $3.5 million Note may be prepaid at any time prior to maturity with no prepayment penalties.  The $3.5 million Note contains events of default and other provisions customary for a loan of this type.

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

The Company had no amount outstanding against the line of credit as of September 30, 2020.

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

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of September 30, 2020, the Company had no amount outstanding against the PPLSA.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating lease cost	$37,921	$37,922	$113,764	$111,672
Short-term lease cost	19,846	5,535	33,535	18,196
Total lease cost	$57,767	$43,457	$147,299	$129,868

Finance lease cost:
Amortization of right-of-use assets	$791	$1,061	$4,502	$3,182
Interest on lease liabilities	47	47	199	178
Total finance lease cost	$838	$1,108	$4,701	$3,360

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,764	$111,672
Financing cash flows from finance leases	4,502	3,122

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

Operating Leases
Operating lease right-of-use assets	$271,679	$373,734

Operating lease current liabilities	140,450	136,888
Operating lease long term liabilities	131,229	236,846
Total operating lease liabilities	$271,679	$373,734

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(9,344)	(4,837)
Property and equipment, net	$3,381	$7,888

Finance lease current liabilities	3,026	5,296
Finance lease long term liabilities	414	2,646
Total finance lease liabilities	$3,440	$7,942

	September 30, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	1.6 Years	2.4 Years
Finance leases	1 Year	1.3 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$37,922	$832
2021	149,476	2,705
2022	97,256	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	284,654	3,537
Less: imputed interest	(12,975)	(97)
Total lease liabilities	$271,679	$3,440

NOTE 7 — RELATED PARTY TRANSACTIONS

BUILDING LEASE

Mark Pastreich, a former director through April 2019, is a principal in the entity that owns the building leased by us for our corporate headquarters and manufacturing facility at 24 Carpenter Road, Chester, New York 10918.  On February 28, 2019, we completed year twenty of a twenty-year lease with monthly lease payments of $11,042.  On November 14, 2017, we executed a lease extension, which calls for six-month extensions beginning March 1, 2019 with the option to renew six times at a monthly lease amount of $12,088.  The Company exercised four of the six additional renewal options for September 1, 2019 through August 31, 2021.

The lease payments were $36,264 for both three months ended September 30, 2020 and 2019, and $108,792 and $106,700 for the nine months ended September 30, 2020 and 2019, respectively.  The Company also paid property taxes in the amount of $12,546 and $13,749 for three months ended September 30, 2020 and 2019, respectively and $39,205 and $39,165 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8 — EQUITY

On June 18, 2020, the Company entered into a Purchase Agreement with Piper Sandler & Co. and Canaccord Genuity LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 3,125,000 shares of its common stock.  Under the terms of the Purchase Agreement, the Company granted to the Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 468,750 shares of the Company’s common stock, which the Underwriters exercised in full on June 19, 2020.  The Underwriters purchased the shares pursuant to the Purchase Agreement, including the shares subject to the option, at a price of $7.52 per share.  Proceeds to the Company, net of discounts, commissions, fees and expenses, were $26.5 million.

NOTE 9 — SUBSEQUENT EVENT

On November 11, 2020, the Company entered into a Manufacturing and Supply Agreement with Command Medical Products, Inc. (“Command”), pursuant to which Command has agreed to manufacture and supply the Company’s subassemblies, needle sets and tubing products pursuant to the Company’s specifications and purchase orders. The first binding purchase order pursuant to the Manufacturing and Supply Agreement is expected to be made within the next ten days (the “Effective Date”).

The Manufacturing and Supply Agreement provides for a term of five years from the Effective Date. Either party may terminate the Manufacturing and Supply Agreement upon a material breach by the other Party that has not been cured within 90 days, upon the bankruptcy or insolvency of the other Party or as expressly set forth elsewhere in the Agreement. If the Company terminates the Manufacturing and Supply Agreement other than for those reasons within the first three years from the Effective Date, the Company is obligated to pay an early termination fee to Command.

The Manufacturing and Supply Agreement also includes customary provisions relating to, among other things, delivery, inspection procedures, warranties, quality management, business continuity plans, handling and transport, intellectual property, confidentiality and indemnification.

PART I — ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout this report, the “Company,” “KORU Medical,” “we,” “us” or “our” refers to Repro Med Systems, Inc.

OVERVIEW

The Company designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.

The following discussion and analysis for the three and nine months ended September 30, 2020 should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K.

KORU Medical continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 outbreak, including requiring most of its non-production related team members to work remotely or on a staggered work shift.  The Company has continued to maintain a manufacturing operational capacity at its manufacturing facility located in Chester, New York, and has instituted heightened cleaning and sanitization standards and several health and safety protocols and procedures to safeguard its team members who do continue to report in person. Until the ultimate extent and duration of the pandemic is known, we cannot predict the ultimate effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results. For example, our future net sales growth may be impacted due to fewer new prescriptions for individuals with Primary Immune Deficiency Disease (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) as a result of the pandemic. Refer to “PART II – OTHER INFORMATION, ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the COVID-19 pandemic on our business.

We ended the third quarter of 2020 with net sales of $6.1 million, down 8.1% versus the prior year’s third quarter. Our net sales were negatively impacted principally by reduced U.S. clinical trial activity and higher allowances consisting of pricing and growth rebates related to certain customers and payment discounts and distribution fees at our largest distributor under new contract terms.  The third quarter of 2019 included two unusually large orders, and the third quarter of 2020 included a significant order from our largest distributor placed early in exchange for a nominal discount, which may impact our net sales for the fourth quarter of 2020.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to September 30, 2019

Net Sales

The following table summarizes our net sales for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change from Prior Year			% of Sales
	2020	2019	$	%		2020	2019
Sales
Domestic	$5,372,536	$5,856,203	$(483,667)	(8.3%	)	88.4%	88.5%
International	707,779	761,194	(53,415)	(7.0%	)	11.6%	11.5%
Total	$6,080,315	$6,617,397	$(537,082)	(8.1%	)

Total net sales decreased $0.5 million or 8.1% to $6.1 million for the three months ended September 30, 2020 compared with the same period last year.  Net sales decreased primarily due to reduced U.S. clinical trial activity ($0.4 million).  Higher allowances consisting of pricing and growth rebates related to certain customers and payment discounts and distribution fees at our largest distributor under new contract terms and lower international sales also contributed to lower net sales in the three months ended September 30, 2020.  There were two unusually large orders in the third quarter of 2019, one domestic from our largest distributor and one international.  Sales in the third quarter of 2020 included a $1.0 million order from our largest distributor placed early in exchange for a nominal discount, which may impact our net sales for the fourth quarter of 2020.

Gross Profit

Our gross profit for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2020	2019	$	%
Gross Profit	$3,940,723	$4,382,908	$(442,185)	(10.1%	)
Stated as a Percentage of Net Sales	64.8%	66.2%

Gross profit decreased $0.4 million or 10.1% in the three months ended September 30, 2020, compared to the same period in 2019, driven by lower net sales as described above, partially offset by favorable production variances.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2020	2019	$	%
Selling, general and administrative	$3,075,169	$2,441,381	$633,788	26.0%
Litigation	675	864,009	(863,334)	(99.9%	)
Research and development	390,416	170,260	220,156	129.3%
	$3,466,260	$3,475,650	$(9,390)	(0.3%	)
Stated as a Percentage of Net Sales	57.0%	52.5%

Selling, general and administrative expenses increased $0.6 million, or 26.0%, during the three months ended September 30, 2020 compared to the same period last year, mostly due to higher salary, related benefits and recruiting fees of $0.4 million resulting from new hires in the 2020 period.  Higher consulting fees related to marketing and regulatory initiatives of $0.1 million also added to the increase, as well as higher directors and officer’s insurance premiums and other miscellaneous expenses totaling $0.2 million. Offsetting these increases were lower trade show and travel expenses of $0.1 million as a result of COVID-19 related travel restrictions.

Litigation fees decreased $0.9 million during the three months ended September 30, 2020 compared to the same period last year primarily due to the negotiation of and entry into a litigation settlement agreement with EMED in May 2020.

Research and development expenses increased $0.2 million during the three months ended September 30, 2020 compared with the same period last year mostly due to higher consulting services and additional testing related to development initiatives.

Depreciation and amortization

Depreciation and amortization expense increased by 39.7% to $115,637 in the three months ended September 30, 2020 compared with $82,774 in the three months ended September 30, 2019.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment.

Net Income

	Three Months Ended September 30,		Change from Prior Year
	2020	2019	$	%
Net Income	$249,175	$651,813	$(402,638)	(61.8%	)
Stated as a Percentage of Net Sales	4.1%	9.9%

Our net income for the three months ended September 30, 2020 was $0.2 million, compared to net income of $0.7 million for the three months ended September 30, 2019, primarily due to lower net sales of $0.5 million with total operating expenses remaining flat for the same periods.

Nine months ended September 30, 2020 compared to September 30, 2019

Net Sales

The following table summarizes our net sales for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change from Prior Year		% of Sales
	2020	2019	$	%	2020	2019
Sales
Domestic	$17,459,212	$14,308,994	$3,150,218	22.0%	86.8%	84.5%
International	2,660,016	2,631,493	28,523	1.1%	13.2%	15.5%
Total	$20,119,228	$16,940,487	$3,178,741	18.8%

Total net sales increased $3.2 million or 18.8% for the nine months ended September 30, 2020 as compared to the prior year period.  The increase was due principally to an increase in product sales volume, as well as higher U.S. clinical trial activity ($1.0 million). We believe the increase in product sales volume reflects an increase in continued growth in diagnosis of PIDD and CIDP. Also contributing to the increase in product sales volume was a $1.0 million order from our largest distributor placed early in exchange for a nominal discount, which may impact our net sales for the fourth quarter of 2020. Partially offsetting net sales were higher allowances consisting of pricing and growth rebates related to certain customers and payment discounts at our largest distributor under new contract terms.

Gross Profit

Our gross profit for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2020	2019	$	%
Gross Profit	$12,638,813	$10,906,526	$1,732,287	15.9%
Stated as a Percentage of Net Sales	62.8%	64.4%

Gross profit increased $1.7 million or 15.9% in the nine months ended September 30, 2020, compared to the same period last year, reflecting net sales growth described above as well as favorable production variances in the third quarter of 2020.  Gross profit for the nine months was negatively impacted by overtime costs related to COVID-19 absenteeism and an obsolescence reserve resulting from a discontinued product line, partially offset by favorable production variances in the third quarter of 2020.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2020	2019	$	%
Selling, general and administrative	$9,039,980	$6,976,684	$2,063,296	29.6%
Litigation	2,446,747	2,481,471	(34,724)	(1.4%	)
Research and development	944,637	450,454	494,183	109.7%
	$12,431,364	$9,908,609	$2,522,755	25.5%
Stated as a Percentage of Net Sales	61.8%	58.5%

Selling, general and administrative expenses increased $2.1 million, or 29.6%, during the nine months ended September 30, 2020 compared to the same period last year, mostly due to higher salary and related benefits, severance, bonus and recruiting fees in aggregate totaling $1.4 million.  Also contributing to the increase were consulting fees of $0.5 million related to marketing, regulatory and strategic initiatives, as well as increased director fees and higher insurance premiums related to our directors and officers’ insurance policy in aggregate totaling $0.3 million, and miscellaneous expenses of $0.3 million.  Offsetting the increase were lower trade show and travel expenses of $0.4 million as a result of COVID-19 related travel restrictions.

Litigation fees decreased $34,724 compared to the same period last year due primarily to the negotiation of and entry into a litigation settlement agreement reached with EMED in May 2020 resulting in a non-cash expense of $2.2 million.

Research and development expenses increased $0.5 million during the nine months ended September 30, 2020 compared with the same period last year mostly due to increased salary and related benefits due to higher headcount and additional testing as we continue our development initiatives.

Depreciation and amortization

Depreciation and amortization expense increased by 17.9% to $297,801 in the nine months ended September 30, 2020 compared with $252,594 in the nine months ended September 30, 2019.  We continued to invest in capital assets, mostly related to manufacturing and computer equipment.

Net (Loss)/Income

	Nine Months Ended September 30,			Change from Prior Year
	2020		2019	$	%
Net (Loss)/Income	$(377,435)		$644,606	$(1,022,041)	(158.6%	)
Stated as a Percentage of Net Sales	(1.9%	)	3.8%

Our net loss for the nine months ended September 30, 2020 was $0.4 million compared to net income of $0.6 million for the nine months ended September 30, 2019, driven by the EMED settlement charge and higher selling, general and administrative expenses, partially offset by higher sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $32.4 million as of September 30, 2020, which includes the net proceeds from the recent capital raise totaling $26.5 million.  In response to concerns about the potential impact of COVID-19, the Company elected to draw $3.5 million during the three months ended June 30, 2020, the full amount available on its line of credit, and paid it back during the three months ended September 30, 2020.  Our principal source of operating cash inflows is from sales of our products to customers.  Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash provided by/(used in) operating activities	$968,437	$(502,014)
Net cash (used in)/provided by investing activities	$(1,007,539)	$1,389,281
Net cash provided by financing activities	$26,601,984	$502,958

Operating Activities

Net cash provided by operating activities of $1.0 million for the nine months ended September 30, 2020 was mostly attributable to non-cash charges for stock-based compensation and litigation settlement expense of $2.5 million, an increase in accounts payable, accrued expenses and accrued payroll of $2.8 million, driven by the litigation settlement with EMED, the capital raise and customer rebates.  Further adding to the increase was an increase in depreciation and amortization of $0.3 million and an increase in the accrued tax liability of $0.2 million, resulting from book to tax differences related to stock option expense.  Offsetting these were primarily working capital changes which include an increase in inventory of $3.2 million as we built inventory to keep pace with sales growth and to insure timely order fulfillment, an increase in accounts receivable of $0.5 million due to timing of collections, and an increase in prepaid expenses and other assets of $0.5 million relating to increased insurance premiums.

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

Investing Activities

Net cash used in investing activities of $1.0 million for the nine months ended September 30, 2020 was primarily for capital expenditures for research and development and strategic initiatives.  Our net cash provided by investing activities of $1.4 million for the nine months ended September 30, 2019 was mostly the result of the maturation of a certificate of deposit for $1.5 million and the sale of the house the Company owned for $0.2 million, offset by capital expenditures of $0.2 million, and patent applications and maintenance of existing applications of $0.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 of $26.6 million is from the $26.5 million capital raise, net of expenses and $0.1 million from options exercised.  The $0.5 million provided by financing activities for the nine months ended September 30, 2019 is a result of warrants and options exercised during the period.

See “NOTE 5 — DEBT OBLIGATIONS” for further detail regarding the promissory note and loan agreement, and “NOTE 8 — EQUITY” regarding the equity offering.

We believe that as of September 30, 2020, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months, as well as accelerate execution of our strategic initiatives.  We believe KORU Medical’s home infusion products continue to find a solid following in the subcutaneous immunoglobulin (“SCIg”) market, as well as into new markets like neurology where Hizentra® received an expanded indication for CIDP.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission.  We define Adjusted EBITDA as earnings (net income/(loss)) before interest, income tax expense, depreciation and amortization, discontinued product expense, reorganization charges, litigation expenses including stock-based settlement expense, manufacturing initiative and stock option expenses.  Prior to January 1, 2020, discontinued product expense and manufacturing initiative expenses were not included in our definition of Adjusted EBITDA. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.  We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.  Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees.  We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

A reconciliation of our non-GAAP measures is below:

	Three Months Ended		Nine Months Ended
Reconciliation of GAAP Net Income/(Loss)	September 30,		September 30,
to Non-GAAP Adjusted EBITDA:	2020	2019	2020	2019
GAAP Net Income/(Loss)	$249,175	$651,813	$(377,435)	$644,606
Income Tax Expense	143,353	186,681	316,200	189,265
Depreciation and Amortization	115,637	82,774	297,801	252,594
Interest Income, Net	(9,662)	(23,368)	(23,690)	(59,091)
Reorganization Charges	—	—	—	354,926
Discontinued Product Expense	(6,659)	—	71,318	—
Litigation	675	864,009	2,446,747	2,481,471
Manufacturing Initiative Expenses	59,045	120,386	194,804	120,386
Stock Option Expense	346,323	324,135	1,011,140	640,775
Non-GAAP Adjusted EBITDA	$897,887	$2,206,430	$3,936,885	$4,624,932

Discontinued Product Expense.  We have excluded the effect of expenses related to a discontinued product line in calculating our non-GAAP Adjusted EBITDA measure.  We expected to retire our Res-Q-Vac product line towards the end of 2020, but due to the failure of equipment used to manufacture the product, the discontinuation and resulting expense was accelerated into the first quarter of 2020 which we would not otherwise incur in periods presented as part of our continuing operations.  Subsequently, in the second and third quarter of 2020, we sold off a portion of the discontinued inventory previously reserved.  We do not expect to incur any significant related expenses in the future.

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

Litigation.  We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  Litigation expenses include stock-based litigation settlement expense of $2.2 million related to the settlement agreement entered into with EMED on May 20, 2020.  We continue to evaluate our business performance excluding litigation fees; however, we expect these expenses related to the EMED litigation to discontinue soon because of the settlement.

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Refer to “NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying financial statements, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Refer to “NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying financial statements, which is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

On November 11, 2020, Repro Med Systems, Inc. d/b/a KORU Medical Systems (the “Company”) entered into a Manufacturing and Supply Agreement with Command Medical Products, Inc. (“Command”), pursuant to which Command has agreed to manufacture and supply the Company’s subassemblies, needle sets and tubing products pursuant to the Company’s specifications and purchase orders. The first binding purchase order pursuant to the Manufacturing and Supply Agreement is expected to be made within the next ten days (the “Effective Date”).

The Manufacturing and Supply Agreement provides for a term of five years from the Effective Date. Either party may terminate the Manufacturing and Supply Agreement upon a material breach by the other Party that has not been cured within 90 days, upon the bankruptcy or insolvency of the other Party or as expressly set forth elsewhere in the Agreement. If the Company terminates the Manufacturing and Supply Agreement other than for those reasons within the first three years from the Effective Date, the Company is obligated to pay an early termination fee to Command.

The Manufacturing and Supply Agreement also includes customary provisions relating to, among other things, delivery, inspection procedures, warranties, quality management, business continuity plans, handling and transport, intellectual property, confidentiality and indemnification.

The foregoing description of the Manufacturing and Supply Agreement is not complete and is qualified in its entirety by reference to the full text of the Manufacturing and Supply Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.

ITEM 1.  LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  Except as described below, KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

Litigation

Refer to Form 10-Q for the quarterly period ended June 30, 2020 regarding the dismissed case with our principal competitor, EMED Technologies Corporation (“EMED”).

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.  The following are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019:

Our business has been and could continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has and will continue affecting economies and businesses around the world.  We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our employees and business operations. While we did not incur significant manufacturing disruptions during the quarter ended September 30, 2020 from the COVID-19 pandemic, customer purchasing patterns and clinical trial activity have been less predictable as a result of the pandemic. We may experience disruptions that could severely impact our results of operations and financial condition.  We are unable to predict the impact that COVID-19 will have on our future operating results and financial condition due to numerous uncertainties.  These uncertainties include the geographic spread of the pandemic, the severity of the virus, the impact of the virus directly on our employees or those of our suppliers, the duration of the outbreak, governmental actions, travel restrictions and social distancing, business closures or business disruptions (including those impacting our supply chain), delays in clinical trials, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, the availability of plasma and drugs that are administered by our products, the number of new prescriptions for PIDD and CIDP, purchasing patterns of customers in response to the pandemic, changes to our operations, or whether the United States and additional countries are required to move to complete lock-down status, among others.  Our sales representatives are unable to hold in-person meetings with customers and health care providers to discuss our products, which may further impact our sales.  As local jurisdictions continue to put restrictions in place, our ability to continue to manufacture our products may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The health of our workforce and our ability to meet staffing needs at our facility cannot be predicted and is vital to our operations. We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve.  Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, negatively affecting our liquidity. In addition, the recession resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Each non-employee director of the Company is eligible to receive of $50,000 annually (effective January 1, 2019) plus $10,000 for chairing a Board committee (effective February 20, 2019), all to be paid quarterly half in cash and half in common stock and pro-rated for partial service.  The Chairman of the Board is eligible to receive an additional $50,000 annually (effective October 1, 2019), all to be paid in common stock.  The Company issued an aggregate of 6,681 and 23,869 shares of common stock to its non-employee directors for the three and nine months ended September 30, 2020, respectively.

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

ITEM 6.  EXHIBITS.

10.1

Manufacturing and Supply Agreement dated as of November 11, 2020 between Repro Med Systems, Inc. and Command Medical Products.  Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

REPRO MED SYSTEMS, INC.

November 12, 2020	/s/ Donald B. Pettigrew
Donald B. Pettigrew, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2020	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)