Form 10-K
period 2020-12-31
REPRO MED SYSTEMS INC
filed 2021-03-23
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of June 30, 2020, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $211,688,692.

As of March 23, 2021, 44,475,559 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

REPRO MED SYSTEMS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refers to Repro Med Systems, Inc. d/b/a KORU Medical Systems.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as: “believe,” “plan,” “goal,” “intend,” “seek,” “expect,” “will,” and similar references to future periods.  Examples of forward-looking statements include, among others, statements we make under “Our Strategy” in Business under Item 1 of this Form 10-K and “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  Therefore, readers should not rely on any of these forward-looking statements.

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

ITEM 1. BUSINESS

OUR BUSINESS

KORU Medical designs, manufactures and markets proprietary portable and innovative medical devices, primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. Our development and marketing focus is primarily concentrated on our mechanical infusion products, the FREEDOM Infusion Systems (which we refer to as the “FREEDOM System” when used with one or more accessories), which include the FREEDOM60® Syringe Driver, the FreedomEdge® Syringe Driver, HIgH-Flo Subcutaneous Safety Needle Sets™ and Precision Flow Rate Tubing™.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings.

OUR STRATEGY

We plan to become the preferred drug delivery partner for specific infusion therapies in select markets.  We intend to accomplish this objective by building on the market leading position of our FREEDOM® 60 Syringe Infusion System that allows for the self-administration of subcutaneous immunoglobulin (“SCIg”) to treat Primary Immunodeficiency Diseases (“PIDD”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and other disease states.

We have identified and intend to capitalize on multiple industry growth drivers, including a growing demand for and accelerating development of SCIg, increasing awareness and diagnosis of PIDD and CIDP, and the ongoing shift from institutional care to home and alternate site settings.  We plan to continue to support the product demand for the accelerating adoption of Cutacuig®, Cuvitru®, Hizentra®, Xembify® and other formulations of SCIg therapy.

Furthermore, we plan to expand the range of therapies delivered by our products through a combination of (1) introducing additional innovative products and (2) forging partnerships with biopharmaceutical developers for their use in human clinical trials that could lead to their use in commercial applications. These actions capitalize on the migration of many current therapeutics from in-patient use to the global home health marketplace and the emerging pipeline of new drugs targeting home delivery through the subcutaneous route. Our focus is on user-friendly, cost-effective, and flexible products specifically designed to meet the emphasis placed by payors and biopharmaceutical manufacturers on supporting the patient journey meeting the demands of value-based health care.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core revenues include sales of our products for the delivery of SCIg to treat PIDD, CIDP, and other disease states that are not included in novel therapies. Novel therapies currently include revenues from the use of our FREEDOM Systems in clinical trials.

The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30/20ml syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing. The systems are portable, easy to operate, maintenance free and do not require batteries or electricity.  The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues can absorb and what the system delivers, or what we refer to as DynEq®.

OUR PRODUCTS

FREEDOM SYSTEM

The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30ml and 20ml syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing.  The systems are portable, easy to operate, maintenance free and do not require batteries or electricity.  The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues can absorb and what the system delivers, or what we refer to as DynEq®.

The FREEDOM System is cleared by the FDA for a wide range of flow rates and certain medications for subcutaneous and intravenous indications, including specific clearance for leading immune globulins Hizentra® and Cuvitru® and a variety of antibiotics.

Ambulatory infusion systems are most prevalent in the home care and alternate site markets.  The use of the FREEDOM System for treatment of PIDD through SCIg administration continues to increase and remains the market leading delivery system in the U.S. for these infusions.  There is an expanded indication for Hizentra® for patients with CIDP which is an acquired immune-mediated inflammatory disorder of the peripheral nervous system.  It is expected that new SCIg drugs may enter the market.  We believe the FREEDOM System is an ideal system for SCIg administration because:

•	the patient is able to self-administer in any location;
•	the system has less adverse events;
•	the pump is easily configured for this application;
•	it is the best value infusion system available in a heavily cost constrained market; and
•	it has demonstrated effectiveness and safety from millions of patient infusions.

HIgH-Flo Subcutaneous Safety Needle Sets are a critical element of the FREEDOM System, are available in 26- and 24-gauge sizes and feature unique design elements specific to subcutaneous self-administration.  One such feature includes a back-cut needle designed for more comfort and less tissue damage with flexible wings to minimize patient discomfort.

Precision Flow Rate Tubing is designed for repeatable flow rates without allowing unrestricted flow.  The tubing regulates the flow rate and infusion time for various applications when used with the FREEDOM System.  Each tubing set provides a different level of flow restriction and consistently delivers medication with low residual volume to minimize drug waste.

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to specialty pharmacy customers and home infusion providers.  Our products and those of our competitors are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell most of our products through two distributors in the U.S. and two distributors outside the U.S.  As of December 31, 2020, these four distributors comprised approximately 69% of our net revenues with one of our U.S. distributors contributing approximately 51%.

Specialty pharmacies, home infusion providers, and distributors are our primary call points, although we provide education and training materials to clinicians, patients and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We perform product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility.  In the fourth quarter of 2020, we entered into an agreement with Command Medical Products, Inc. (“Command”), to manufacture and supply the Company’s subassemblies, needle sets and tubing products for supply continuity and cost savings.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers, and some of these components are single sourced including molded plastic parts from a supplier in Taiwan and tubing from Natvar, a Tekni-Plex Co., Inc.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources is engaged in continuously improving existing product performance and researching new product opportunities to enhance our product portfolio.  We spent $1.3 million and $0.7 million on research and development for the years ended December 31, 2020 and 2019, respectively.  We intend to make additional investments in research and development over the next twelve months.

REGULATORY

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, principally by the FDA, and numerous other federal, state, and non-U.S. governmental authorities.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products.

The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the U.S. to assure the safety and effectiveness of medical products for their intended use.  Thus, both before and after a product is commercially released, we have ongoing responsibilities under the FDA. For instance, all medical devices marketed in the U.S. must be manufactured in accordance with the FDA’s quality system regulations (“QSRs”).  Accordingly, our facility and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with applicable laws and regulations.  The Federal Trade Commission also regulates the advertising of our products.  Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

Our business is also affected by patient privacy laws and government payor cost containment initiatives, as well as environmental health and safety laws and regulations.

U.S. Device Classification and Clearance

Except where an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FFDCA”), also known as a 510(k) clearance, or approval of a pre-market approval (“PMA”) application.  For example, the use of our FREEDOM System with therapies not covered by the existing FDA clearance will require additional 510(k) clearance or PMA approval.

Under the 510(k) process, applicants must demonstrate to the FDA that a device is as safe and effective as, or substantially equivalent to, a legally marketed device, known as the “predicate” device.  Applicants must submit performance data to establish substantial equivalence.  In some instances, data from human clinical trials must also be submitted in support of a 510(k), and these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (“IDE”) regulations.  The FDA must issue a substantial equivalence determination before commercial distribution can occur.  Changes to cleared devices that will not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) submissions.  Changes that will significantly affect the safety or effectiveness of the device will require a new 510(k) prior to marketing of the modified device.

Notably, the FDA has announced its intention to pursue comprehensive reforms to its current 510(k) clearance pathway and to its post-market safety monitoring process.  We cannot predict with any certainty how these reforms may impact our business.  See “ITEM 1A. RISK FACTORS.”

Under the PMA application process, the applicant must demonstrate that the device is safe and effective for its intended use.  This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in conformance with IDE regulations.  The FDA will approve a PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose, and that the proposed manufacturing is in compliance with the QSRs.  For novel technologies, the FDA will seek input from an advisory panel of medical experts regarding the safety and effectiveness of, and their benefit-risk analysis for the device.  The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process, though both processes can be expensive and lengthy, and requires payment of significant user fees, unless an exemption is available.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market.  Many countries that previously did not have medical device regulations, or had minimal regulations, are now introducing them.

International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.  Additionally, exported devices are subject to the regulatory requirements of each country to which the device is exported.  Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated.  Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China, for example, require approval in the country of origin first.  Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years.  The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance.  Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

Post-Approval Regulation

Even after a device is cleared or approved by FDA for marketing, numerous regulatory requirements continue to apply.  The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record-keeping, reporting of adverse events, labeling and promotional practices.  The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health.  The FDA may also enjoin and restrain a company for certain violations of the FFDCA and the Safe Medical Devices Act pertaining to medical devices or initiate action for criminal prosecution of such violations.  In addition, FDA and other governmental agencies such as the Department of Justice can take action against a company that promotes “off-label” uses.  Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country or otherwise take action in accordance with local laws and regulations.  Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company’s ability to obtain future premarket clearances or approvals, and could result in a substantial modification to a company’s business practices and operations.

Manufacturing Regulation

We must also comply with FDA and foreign agency regulations governing medical device manufacturing practices.  The FDA and foreign agencies require manufacturers to register their establishments, and they monitor compliance with device manufacturing requirements through inspections of manufacturing facilities.  If an inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.  We are an FDA-registered medical device manufacturer, and must demonstrate that we comply with the FDA’s QSR and Current Good Manufacturing Practices (“cGMPs”).

In the European Union (“EU”), we are required to comply with the new Medical Device Regulation (“MDR” or “EU MDR”) effective May 2021, which will supersede the current Medical Device Directives.  Medical devices which have a valid CE certificate to the current Medical Device Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE certificate expires, whichever comes first, providing there are no significant changes to the design or intended use.  The MDR was published in May 2017 with a 3-year transition period.  That transition period was extended to May 2021 due to the COVID-19 pandemic.  The CE mark required to sell medical devices in the EU is affixed following conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer.  The selected pathway to CE marking is based on product risk classification.  CE marking indicates conformity to the applicable essential requirements of the relevant Medical Device Directives and in the future to the general safety and performance requirements for the new MDR.  The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements and other new requirements, including Unique Device Identification (“UDI”) as well as many other post-market obligations.  MDR also significantly modifies and increases the compliance requirements for the industry and will require significant investment in the near future to implement.

We believe that our products and procedures are in compliance with all applicable FDA and international regulations.  There is no assurance, however, that other products we are developing or products that we may develop in the future will be cleared by the FDA and classified as Class II products, or that additional regulations restricting the sale of our present or proposed products will not be promulgated by the FDA or other foreign agencies.  In addition, changes in FDA, or other federal or state health, environmental or safety regulations or their applications could adversely affect our business.

Other Healthcare Laws

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business.  These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting,  receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs.  A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent.  In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022, and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other “transfers of value” to physicians and other healthcare providers or pricing, marketing expenditures and information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violations of any of the laws described above include civil and criminal penalties, damages, fines, the curtailment or restructuring of an entity’s operations, the debarment, suspension or exclusion from federal and state healthcare programs and/or imprisonment.

Coverage and Reimbursement

Our profitability and operations are subject to changes in legislative, regulatory and reimbursement policies and decisions as well as changes in private payer reimbursement coverage and payment decisions and policies.  Our products are purchased by specialty pharmacies and ambulatory service providers or hospitals that typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services and products provided to their patients.  The ability of our customers to obtain appropriate coverage and reimbursement for our products and the drugs they administer is critical because it affects which products customers purchase and the prices they are willing to pay.  Third-party payors are increasingly reducing coverage and reimbursement for certain healthcare services and products and challenging prices charged for healthcare services and products.

Environmental Health and Safety Laws

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position.  We do not use significant amounts of hazardous materials in the assembly of our products.

COMPETITION AND THE MARKET

Competition for the FREEDOM System includes electronic (volumetric) pumps, elastomeric (“infuser”) pumps, and fully mechanical pumps as well as other types of pumps.  Safety, ease of use, familiarity, cost effectiveness, accuracy, pressure, etc. are driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are expensive and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician. Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) and surgical wound site applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems.

Competition for infusion devices for new drugs includes a variety of technologies and companies. No single technological approach—autoinjectors, electronic (volumetric pumps), mechanical pumps, needle-free injectors, on-body wearable pumps, pen injectors, and pre-filled syringes—will meet the needs of all or even a majority of drugs. For drugs requiring infusion volumes over 3 mL, the segment most similar to the SCIg drugs currently delivered by the FREEDOM System, the most relevant approaches include mechanical pumps, on-body wearable pumps, and simple electronic pumps. Very few of these systems have been commercialized. Obstacles to their successful commercialization include high costs per infusion, increased environmental impact, complexity for users, and complex mechanisms with multiple failure modes.

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had 101 full time employees and no part time employees.  As of December 31, 2020, approximately 67% of the Company’s workforce was female and approximately 45% of the Company’s employees in managerial roles were female.  Approximately 52% were minorities (non-White) in the Company workforce as of December 31, 2020.  None of our employees are represented by a collective bargaining agreement.

To help drive consistent execution of our business strategy, including our customer focused philosophy, and support their development, we provide training opportunities to our employees that align with their responsibilities over their career with us.  We maintain a dedicated Internet-based learning platform with a broad portfolio of written, audio-visual and interactive enterprise-wide and discipline-specific policy and training materials.  This platform includes a library of self-directed courses and virtual, instructor-led programs for employees at all levels of our organization.  Managers and supervisors are provided training to help their employees  progress in their professional development.

We believe our employees are key to achieving our business objectives.  We have COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplace.  These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state mandates.

Our key human capital measures include employee safety, turnover, absenteeism and production.  We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located.  We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization.  Our notable health, welfare and retirement benefits include:

•	Company subsidized health insurance
•	401(k) Plan with Company matching contributions
•	Paid time off
•	Life and disability insurance

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment.  Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.  All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

PATENTS AND INTELLECTUAL PROPERTY

We filed and received U.S. and foreign protection for many of our products relating to infusion systems and related components. We had two patents granted in the U.S. and nine patents granted outside the U.S. in 2020.  As of December 31, 2020, we had six applications pending in the U.S. and 24 applications pending in foreign jurisdictions.  Expiration dates for the entire patent portfolio range from 2022 to 2037. In some cases where it was no longer deemed economically beneficial, we have allowed certain patent and/or trademark protections to lapse.  In addition, the patent application process for both the U.S. and foreign countries is highly uncertain and involves complex legal and factual issues that differ from country to country. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology.  There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold. See “NOTE 9 — COMMITMENTS AND CONTINGENCIES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for details regarding our patent litigation that was settled in 2020.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 22, 2021:

Name	Age	Position / Held Since
James M. Beck	72	Interim Chief Executive Officer and Director* (since January 2021)
Karen Fisher	55	Chief Financial Officer, Secretary and Treasurer (since 2015)
Manuel Marques	48	Chief Operating Officer (since December 2018)

__________

* Mr. Beck has been a Director since 2018

Executive officers hold office at the discretion of the Board of Directors.

Mr. Beck has more than 40 years of healthcare services and distribution general management experience. Mr. Beck most recently served as Executive Chairman of Medical Specialties Distributors (“MSD”), a leading service solution provider serving the home infusion, home medical equipment, and oncology markets, from 2016 to 2018 and a director from 2007 to 2018. He previously served as President and Chief Executive Officer of MSD from 2007 to 2016. Prior to joining MSD, Jim held various executive and management positions with leading healthcare companies such as American Hospital Supply/Baxter Healthcare, AMSCO International, Spectrum Healthcare, and SHPS Health Management Solutions. Mr. Beck is currently an independent director of Hilco Vision owned by Windjammer Capital.

Ms. Fisher has more than 26 years of financial experience at a variety of industries.  Prior to joining KORU in 2015, Ms. Fisher was Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company from February 2012 to January 2015.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a B.S. in accounting.

Mr. Marques was appointed as Chief Operating Officer in December 2018.  Mr. Marques served as our Vice President of Operations and Engineering since February 2016 and joined KORU as Director of Manufacturing and Manufacturing Engineering in July 2015. Prior to joining KORU, Mr. Marques served as Lean Manufacturing Champion at Nobel Biocare Procera LLC, a manufacturer of dental implants and CAD/CAM-based individualized prosthetics, from February 2013 until joining KORU.  Mr. Marques has over 24 years of experience within the dental, medical device, and automotive industries, and holds two U.S. patents for cardiovascular medical devices.  Mr. Marques obtained a B.S. in Mechanical Engineering Technology and also an M.S. in Engineering Management from the New Jersey Institute of Technology.

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

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, principally by the FDA, and numerous other federal, state, and non-U.S. governmental authorities.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the design, development, and manufacturing; testing, , labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, promotion, and distribution of our products; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

In the U.S., our device products are subject to clearance or approval by FDA under the FFDCA.  Before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either 510(k) clearance or approval of a PMA application from the FDA, unless an exemption applies.  Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.  To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device.  If the manufacturer is unable to demonstrate substantial equivalence to FDA’s satisfaction, or if there is no available predicate device, then the manufacturer may be required to seek approval through the PMA application process, which is generally more costly and time consuming than the 510(k) process.  Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use.  Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies.

We cannot guarantee that we will be able to obtain or maintain FDA 510(k) clearance or premarket approval for our new products or enhancements or modifications to existing products (including the use of our FREEDOM System with therapies not covered by the existing FDA clearance), and the failure to maintain approvals or clearances, or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•	take a significant amount of time
•	require the expenditure of substantial resources
•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance
•	involve modifications, repairs, or replacements of our products, and
•	limit the proposed uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under the FDA and other applicable non-U.S. government agency laws and regulations.  The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices.  The results of these inspections can include inspectional observations on the FDA’s Form 483, warning letters, or other forms of enforcement.  If the FDA, state or foreign regulatory authorities were to conclude that we are not in compliance with any applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could deem our products adulterated or misbranded, and take enforcement action against us.  FDA, state and foreign regulatory authorities have broad enforcement powers.  Possible enforcement actions include, but are not limited to:  temporarily or permanently suspending the sale and/or distribution of  such medical products; detaining or seizing all adulterated or misbranded medical products; ordering recall, repair, replacement, or refund of such products; refusing to grant pending pre-market approval or 510(k) clearance applications; and/or requiring us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  In addition, the FDA prohibits device manufacturers from promoting their products for uses and indications other than those set forth in the approved product labeling, and failure to comply with this prohibition could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.  The FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis.  The FDA may also recommend prosecution to the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change, and have tended to become more stringent over time.  Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales.  We cannot predict what impact, if any, those changes might have on our business; however, failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.  Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution.  We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies.  The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA or by comparable agencies in foreign countries could have a material adverse effect on our business, financial condition or results of operations.

Governmental regulations outside the U.S. have also, and may continue to, become increasingly stringent and common.  In the EU, for example, a new MDR was published in 2017 which, when it enters into full force in 2021, will include significant additional premarket and post-market requirements.  Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s EU device approval, ability to distribute products and criminal sanctions.  Future foreign governmental laws and regulations may have a material adverse effect on us.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported.  Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated.  Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin or legal manufacturer first.  Most countries outside of the U.S. require that product approvals be renewed or recertified on a regular basis, generally every four to five years.  The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance.  Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries.  There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post market study requirements.

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals.  Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations.  Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data.  While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries.  In the United Kingdom, for example, the Medicines and Healthcare products Regulatory Agency (MHRA) is responsible for regulating the UK medical device market.  With recent changes in the United Kingdom’s membership with the European Union, the MHRA has and will continue to impose new regulatory obligations becoming effective in 2021 through 2023, for medical device manufacturers.  We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products or could increase the cost and time to obtain such approvals in the future.

Proposed changes to the FDA 510(k) clearance pathway and post-market safety monitoring process could adversely affect our ability to offer our new and existing products.

As discussed above, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.  In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development.

In fact, the FDA has announced its intention to pursue comprehensive reforms to its current 510(k) clearance pathway, which is used for clearance of low- to moderate-risk devices that are substantially equivalent to a device already on the market, and to its post-market safety monitoring process.  In May 2019, the FDA solicited public feedback on its plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including whether the FDA should publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old.  The FDA sought input on whether it should consider certain actions, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway.  These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.  Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

In September 2019, the FDA finalized a guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.  The FDA intends to maintain a list of device types appropriate for the “safety and performance-based pathway” and develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance, where feasible.  The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance.  It is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

These reforms could delay or prevent us from obtaining or maintaining 510(k) clearances or other premarket authorizations for our existing or new devices.  Compliance with the new rules could require us to undertake significant additional costs prior to and following commercialization of our products, which may reduce the profitability of those products.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products.  Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products.  We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

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

Demand for our products depends on the availability of drugs to be administered by them.  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®.  Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products.  In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable without a medical device.  Due to the COVID-19 pandemic, thousands of blood drives have been canceled as community organizations and businesses restrict access to many locations and there are less volunteers resulting in shortages of blood plasma donations.  If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of customer confidence in us or our products, among other negative consequences.

Quality management plays an essential role in determining and meeting customer requirements, preventing defects, improving our products and services, and assuring the safety and efficacy of our products.  Our future success depends on our ability to maintain and continuously improve our quality management program.  While we have a quality system that covers the lifecycle of our products, quality and safety issues may occur with respect to any of our products.  A quality or safety issue may result in adverse inspection reports, voluntary or official action indicated, warning letters, import bans, product recalls (either voluntary or required by the FDA or similar governmental authorities in other countries) or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.  An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products.

Defects or quality issues associated with our products could adversely affect the results of our operations.

The design, manufacture and marketing of medical devices involve certain inherent risks.  Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events.  We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury.  The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event.  If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances or approvals, seizure of our products, or delay in clearance or approval of future products.

These adverse events could also lead to safety alerts relating to our products or recalls (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market.  A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products.  Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

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

The FDA and other U. S. and non-U.S. government agencies regulate our manufacturing operations, which includes product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility.  Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.  A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue that could result in a recall or other inability to sell our products.

Our products are manufactured and stored at the manufacturing facility in Chester, NY.  Products are also stored in storage facilities in the local NY area.  Loss or damage to our manufacturing and storage sites due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers.  Because of the time required to construct, approve and register a manufacturing facility, we have entered into a supplier agreement with Command, to assist with current production requirements and production capacity in the event we lose manufacturing capacity or products are otherwise unavailable due to natural disaster, regulatory action or otherwise.

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

As of December 31, 2020, we currently have two 6-month options to extend our current lease of our manufacturing facility, which is also our headquarters, through August 2022.  Although we believe this facility is sufficient to meet our current, and foreseeable future production requirements, we are considering various alternatives to expand our manufacturing operations and carry out our business plan.  There is no guaranty that any of these alternatives will be realized on favorable terms, or at all.  If we do find an appropriate alternative, we may need to expend significant resources to ensure continued regulatory compliance.  Changes to our corporate headquarters and/or manufacturing operations could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time.  Our financial condition and results of operation could be materially adversely affected by any such change.

We are subject to lawsuits.

We have been and may be party to lawsuits, settlement discussions, mediations, arbitrations and other disputes, including patent and product liability claims, whether brought by companies, individuals or governmental authorities.  These matters may result in a loss of patent protection, reduced revenue, incurrence of significant liabilities and diversion of our management’s time, attention and resources. Our insurance coverage may not provide adequate protection against actual losses.  In addition, we are subject to the risk that one or more of our insurers may become insolvent and become unable to pay claims that may be made in the future.  Even if we maintain adequate insurance, claims could have a material adverse effect on our financial condition, liquidity and results of operations and on our ability to obtain suitable, adequate or cost-effective insurance in the future.  Litigation and other disputes, including any adverse outcomes, may have an adverse impact on our business, operations or financial condition.  Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

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

We sell a majority of our products through only a few distributors on whom we depend, and our financial results depend on their purchasing patterns.

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, two in the U.S. and two outside the U.S.  As of December 31, 2020, these four distributors comprised approximately 69% of our net revenues with one U.S. distributor contributing 51%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

We and our customers are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

Our devices and our customers’ drug-device combination products that utilize our products are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA.  Not only do these regulations present challenges during the regulatory approval process, but after our devices or our customers’ drug-device combination products that utilize our products are approved for new indications and placed in the market, numerous regulatory requirements will apply.  These include, but are not limited to QSR, labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses, medical device reporting regulations and post-market surveillance regulations, and laws and regulations that govern the development, testing, manufacturing, advertising, marketing and distribution of medical devices, including our devices and our customers’ drug-device combination products that utilize our products.  The FDA has broad post-market and regulatory enforcement powers.

If our devices are commercialized as part of a drug-delivery combination product we, as the manufacturer of the device component of that combination product, we are subject to unannounced and preapproval inspections by the FDA of our manufacturing facility to determine our compliance with QSR and cGMP.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA or other regulatory authority, which may include any or all of the following sanctions: fines, injunctions, consent decrees and civil penalties, recall or seizure of our products or our customers’ drug-device combination products, operating restrictions, partial suspensions or total shutdown of production, refusing our customers’ requests for regulatory approvals of their drug-device combination products or new intended uses, as applicable, refusing our requests for regulatory approval of our devices, withdrawing our customers’ or our regulatory approvals that may be granted and criminal prosecution.

The therapeutic efficacy of certain of our customers’ drug-device combination products that utilize our device is either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our customers’ drug-device combination products.

While some of our customers use our products with established, approved drugs, in certain instances, the benefits of those drugs as injectable therapies are either unproven or have only been proven in limited circumstances.  Our ability to generate revenue from our products will depend heavily on the successful development, commercialization and sales of drugs included in our customers’ drug-device combination products, which is subject to many potential risks.  For example, data developed in clinical trials or following the commercialization of drugs included in our customers’ drug-device combination products may show that such therapies do not prove to be effective treatments for the targets they are being designed to act against (or as effective as other treatments available). In clinical trials or following commercialization, it may be shown that those drugs interact with human biological systems in unforeseen, ineffective or harmful ways.  If those drugs are associated with undesirable side effects or have characteristics that are unexpected, the pharmaceutical companies that make those drugs may need to abandon clinical development or discontinue commercial sales or limit clinical development or sales to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  As a result of these and other risks described herein that are inherent in the development and sale of therapeutic agents, pharmaceutical companies may never successfully develop or successfully commercialize their drugs, or the commercialization of their drugs may be abandoned or severely limited, which may limit our profitability with respect to customers with drug-device combination products including those drugs and our device, and we may not be successful in achieving commercial scale production and sales of our injectable drug delivery systems in combination with certain drugs.

Certain of the injectable therapies being targeted for use with our products are not approved, but are in various phases of clinical development. These injectable therapies may be independently terminated by their makers prior to submission of a regulatory filing or even after regulatory approval, resulting in the cessation of any revenue associated with that contract or program.

We work with pharmaceutical and biotechnology companies who are targeting the use of our products with a variety of injectable therapies.  Certain of those injectable therapies are not FDA approved, and are in various phases of clinical development.  The clinical development of these pipeline therapies can be terminated by their developers at any stage.  Furthermore, these pharmaceutical companies could obtain regulatory approval for their injectable therapies, and decide for business reasons not to market and sell their drugs with a drug-device combination product that utilizes our device.  Prior investments we have made in manufacturing capacity or research and development will then not result in the generation of revenue that would have previously been anticipated.

Our commercial success depends upon the attainment of significant market acceptance of drug product candidates to be included in our customers’ drug-device combination products that utilize our device, if approved, among physicians, patients, healthcare payers or the medical community.

Even if pharmaceutical companies obtain regulatory approval for their drug product candidates to be included in our customers’ drug-device combination products that utilize our device, their product candidates may not gain sufficient levels of market acceptance among physicians, healthcare payers, patients or the medical community to make them commercially feasible. Market acceptance of our customers’ product candidates, if they receive approval, depends on a number of factors, including the:

•	efficacy and safety of the product candidates;
•	clinical indications for which the product candidates are approved;
•	acceptance by physicians, patients and the medical community of the product candidates as a safe and effective treatment;
•	potential and perceived advantages of the product candidates over alternative treatments;
•	safety of the product candidates seen in a broader patient group;
•	prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	timing of market introduction of the product candidates as well as competitive products;
•	cost of treatment in relation to alternative treatments;
•	availability of coverage and adequate reimbursement and pricing by third party payers and government authorities;
•	relative convenience and ease of administration; and
•	effectiveness of the pharmaceutical companies’ sales and marketing efforts.

If pharmaceutical companies’ candidates are approved but fail to achieve market acceptance among physicians, patients or healthcare payers, we may not be able to generate anticipated revenue.  This may limit our ability to generate anticipated revenue from our prior investments.  Moreover, even if we achieve commercial scale production and sales of our injectable drug delivery systems in combination with certain injectable therapies, the makers of such therapies may face indirect competition from companies who develop and market other brand name, biosimilar or generic injectable therapies as well as alternative treatments and delivery methods that compete with our customers’ drug-device combination products that utilize our products, which may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.

Brand name injectable therapies will usually become exposed to competition from generic or biosimilar rivals at some time after their regulatory approval and commercial launch.  The average selling price and market share of brand name injectable therapies can be significantly diminished following the introduction of generic or biosimilar competition.  These factors may result in our customers using our products with their brand name injectable therapies seeking to withdraw such injectable therapy from the market, or change market tactics in a way that makes the use of our products cost prohibitive.  This may result in the termination of supply contracts and the significant loss of revenue.

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

Some of the components for our products are provided by a single supplier, including our Taiwan-based supplier of molded plastic parts and our U.S.-based supplier of tubing.  We also rely on a single supplier to provide needle set subassemblies for our products. We do not have long-term agreements in place with all of these suppliers, although we entered into a long-term agreement with our needle set subassembly supplier in 2020. Due to regulatory requirements relating to the qualification of suppliers, we may not be able to establish additional or replacement sources on a timely basis or without excessive cost.

Additionally, the sourcing of our needle sets and tubing products with Command are manufactured in Nicaragua.  There could be a delay in providing the products timely due to their climate and international boundaries.

Additionally, volatility in our cost of energy, raw materials, components, subassemblies, transportation/freight, and manufacturing and distribution could adversely affect our results of operations.  Climate change (including laws or regulations passed in response to it) could increase our costs, in particular our costs of supply, energy and transportation/freight.  Material or sustained increases in the price of oil and natural gas could have an adverse impact on the cost of many of the plastic materials we use to make and package our products, as well as our transportation/freight costs.  These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

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

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.  Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to.  If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.  In addition, we are subject to the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. Actual or alleged violation of these laws by our employees, consultants, sales agents or distributors could subject us to investigations by the U.S. or foreign governments, significant criminal or civil sanctions and other liabilities, and damage our reputation.

Our business has been and could continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has and will continue affecting economies and businesses around the world.  We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our employees and business operations.  While we did not incur significant manufacturing disruptions during 2020 from the COVID-19 pandemic, customer purchasing patterns and clinical trial activity have been less predictable as well as a slowdown of new patient starts as a result of the pandemic.  We may experience disruptions that could severely impact our results of operations and financial condition.  We are unable to predict the impact that COVID-19 will have on our future operating results and financial condition due to numerous uncertainties.  These uncertainties include the geographic spread of the pandemic, the severity of the virus, the impact of the virus directly on our employees or those of our suppliers, the duration of the outbreak, governmental actions, travel restrictions and social distancing, business closures or business disruptions (including those impacting our supply chain), delays in clinical trials, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, the availability of plasma and drugs that are administered by our products, the number of new prescriptions for PIDD and CIDP, purchasing patterns of customers in response to the pandemic, changes to our operations, or whether the United States and additional countries are required to move to complete lock-down status, among others.  Our sales representatives are unable to hold in-person meetings with customers and health care providers to discuss our products, which may further impact our sales. As local jurisdictions continue to put restrictions in place, our ability to continue to manufacture our products may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.  The health of our workforce and our ability to meet staffing needs at our facility cannot be predicted and is vital to our operations.  We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve.  Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically.  While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, negatively affecting our liquidity.  In addition, the recession resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.  The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

We may need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development, commercial efforts, or sales efforts.

Producing and marketing our developed products is costly.  Although we believe we currently have adequate capital to fulfill our near-term funding needs, we may need to raise additional capital in the future in order to execute our business plan and help us fund the development and commercialization of new products.  We raised approximately $26.6 million from the equity offering in 2020.

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

We may experience difficulties resulting from our evolving management structure and executive team.

We have made a number of changes to our management structure throughout the organization since July 2018 and have filled a number of these positions while we are actively recruiting to fill others.  In January 2021, we appointed an interim CEO to serve during the search process for a CEO.  Although, we believe the persons who currently and will serve in these positions are and will be qualified to do so, they may take time to integrate into the organization and with each other, if at all.  Many of these persons have or will have had little to no experience with our company prior to joining us, which may result in delays in our ability to implement our business plans.  If we are unable to integrate, motivate and retain the services of our new executives and other managers, or if integration takes longer than we expect, it may have an adverse effect on our business and financial condition.

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

Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income.

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

Approximately 14% of our net sales in the year ended December 31, 2020 came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

Brexit may impact our business in the United Kingdom.

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period.  Due to the current COVID-19 global pandemic, negotiations between the UK and the EU scheduled have either been postponed or occurred in a reduced forum via video conference.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.  It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our business and the businesses of our distributors are subject, impact trade between the UK and the EU and other parties, and create economic and political uncertainty in the region.

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

We may seek to supplement our internal growth through strategic acquisitions, investments and alliances.  Such transactions are inherently risky, and the integration of any newly acquired business requires significant effort and management attention.  The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.  There can be no assurance that any past or future transaction will be successful.

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

We review our long-lived assets, including identifiable intangible assets and property, plant and equipment, for impairment.  Long-lived assets are reviewed when there is an indication or triggering event that impairment may have occurred.  Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future.  In addition, we may from time to time sell assets that we determine are not critical to our strategy.  Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment.  Material impairment charges could negatively affect our results of operations.

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

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the U.S. and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate.  Most of our products are manufactured in Nicaragua, where there is currently civil unrest whose outcome cannot be predicted.  This and similar events could increase the costs for or cause interruptions in the supply of materials, result in decreased demand for our products or adversely affect our manufacturing and distribution capabilities.

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

Two stockholders, together with their respective affiliates, beneficially own approximately 27% and 14%, of our outstanding common stock, respectively.  An affiliate of Horton Freedom, L.P. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We may need additional capital in the future to continue our planned operations.  To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution.  We may sell our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell our common stock, convertible securities or other equity securities, investors may be materially diluted.  These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We provide and intend to continue to provide additional equity-based compensation to our employees, directors and consultants.  Under our stock option plan, 6,000,000 shares of our common stock have been reserved for issuance to our employees, including officers, which number may be increased with the approval of our stockholders.  We may issue equity-based compensation outside of our stock option plan as inducement for new employees.  If our Board elects to issue additional stock options or other equity-based compensation, our stockholders may experience additional dilution, which could cause our stock price to decline.  Because stock options granted under our stock option plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

There has been volatility in the price of shares of our common stock.

Since our common stock was listed on the Nasdaq Capital Market on October 17, 2019, it has traded between $3.78 per share to $12.42 per share.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcement of new products or customers by our competitors;
•	changes in financial estimates by securities analysts;
•	trading volume on the Nasdaq Capital Market;
•	announcements related to litigation;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange.

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

12% and 7% of our outstanding common stock held by two stockholders, respectively, are freely tradeable in the market pursuant to a resale registration statement.  These stockholders purchased those shares at prices significantly lower than the price at which our common stock is currently trading.  In the event either of these significant stockholders choose to sell a substantial portion of their holdings, the price of our common stock may decline suddenly and sharply.  This may make it difficult or impossible for other investors to sell their stock at any price.

Our officers and directors beneficially own approximately 38% of our outstanding common stock as of December 31, 2020.  Each individual officer and director may be able to sell up to 1% of our outstanding common stock every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

Our common stock is currently listed on the Nasdaq Capital Market.  Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq.  There can be no assurance that we will continue to meet all of these requirements, or any other requirement in the future.  If we fail to meet the requirements, including maintaining minimum price, levels of stockholders’ equity or market values of our common stock, our common stock could be delisted.  If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters and for our general operations.

On February 28, 2019, we completed year twenty of a twenty-year lease.  On November 14, 2017, we executed a lease extension, which calls for six-month extensions beginning March 1, 2019, with the option to renew six times.  The Company exercised four of the six additional renewal options for September 1, 2019 through August 31, 2021.  In January 2021, the Company exercised the remaining two renewal options, extending the lease through August 31, 2022.

We believe our current facilities are suitable and adequate for our current business operations.  We continue to seek another location with more square footage to provide us room for growth.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to a new location.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “NOTE 9 — COMMITMENTS AND CONTINGENCIES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol, “KRMD.”  We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  We currently intend to use all available funds for our business operations.

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of December 31, 2020, 43,259,617 shares of our common stock were issued and outstanding and there were approximately 585 stockholders of record.  There were no shares of preferred stock issued and outstanding.

Sales of Unregistered Securities

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.

Prior to January 1, 2021, each non-employee director of the Company was eligible to receive $50,000 annually (effective January 1, 2019), plus $10,000 for chairing a Board committee (effective February 20, 2019), all to be paid quarterly half in cash and half in common stock.  The Chairman of the Board was eligible to receive an additional $50,000 annually (effective October 1, 2019), all to be paid in common stock.  All payments were and are pro-rated for partial service.  The Company issued an aggregate 32,181 shares of common stock to its non-employee directors during the year ended December 31, 2020, respectively.

On January 7, 2020, Manuel Marques, the Company’s Chief Operating Officer, exercised options held by him for an aggregate 175,000 shares of common stock for an aggregate exercise price of $85,500.  Also, on December 15, 2020, Mr. Marques exercised options held by him for an aggregate 137,500 shares of common stock through the delivery of previously owned shares having an aggregate fair market value of $149,000.

On May 9, 2020, Karen Fisher, the Company’s Chief Financial Officer, exercised options held by her for an aggregate 535,000 shares of common stock through delivery of previously owned shares having an aggregate fair market value of $322,294.

On May 20, 2020, the Company entered into a Settlement Agreement with EMED Technologies Corporation (“EMED”) to settle all claims in connection with all pending litigation matters between them.  Pursuant to the Settlement Agreement, the Company issued to EMED (i) 95,238 restricted stock units, which vested on May 21, 2020 and 95,238 restricted stock units, which vested on January 1, 2021, and (ii) an option to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $11.21 per share prior to February 1, 2021, which was not exercised.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of December 31, 2020, the Company had purchased 683,271 shares since inception of this plan.

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2020	—	$0.00	—	$—
November 1 to 30, 2020	189,050	4.56	189,050	9,135,964
December 1 to 31, 2020	494,221	5.32	494,221	$6,500,642
Total	683,271	$5.11	683,271

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

The Company had several significant accomplishments in 2020 including (i) record net sales; (ii) entering into an agreement with Command Medical Products, Inc. (“Command”) to manufacture and supply the Company’s subassemblies, needle sets and tubing products for supply continuity and cost savings; (iii) a non-cash no fault litigation settlement, which eliminates the associated distraction and litigation expenses related to that litigation going forward and (iv) the completion of a capital raise of net $26.6 million.

The Company remains committed to growth over the long-term, as we make short-term investments to execute on our strategic initiatives. In February 2019, the Company’s Board of Directors approved a strategic plan through 2022, including certain financial goals. While those financial goals have not changed, given the results of the past year, the likely timing of attaining those goals has been pushed out. The Board plans to revisit the strategic plan with the Company’s new Chief Executive Officer, to align the plan with her growth strategies and will update shareholders accordingly.  Any strategic plan and related financial goals should not be relied upon as a predictor of future results. The Company’s primary areas of focus for 2021 are expected to include (i) continued focus on improving the customer experience; (ii) continued research and development efforts to introduce compelling products into the markets we serve; (iii) expansion of sales into other drug therapies, both existing and new and expanded presence in international markets; (iv) the implementation of secondary sourcing of our needle and tubing sets to Command and (v) completion of our search for a new manufacturing facility and corporate headquarters.

KORU Medical continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the COVID-19 pandemic, including requiring most of its non-production related team members to work remotely or on a staggered work shift.  The Company has continued to maintain a manufacturing operational capacity at its manufacturing facility located in Chester, New York, and has instituted heightened cleaning and sanitization standards and several health and safety protocols and procedures to safeguard its team members who do continue to report in person.  Until the duration of the pandemic is known, we cannot predict the effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results.  For example, our future net sales growth may continue to be impacted due to fewer new prescriptions for individuals with Primary Immune Deficiency Disease (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) as a result of patients not seeking care during the pandemic.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core revenues include sales of our products for the delivery of SCIg to treat PIDD, CIDP, and other disease states that are not included in novel therapies.  Novel therapies currently include revenues from clinical trials.

Total net sales increased $1.0 million or 4.4% for the year ended December 31, 2020 as compared to the prior year period.  The increase was due principally to an increase in domestic core product sales volume, as well as higher domestic novel therapies of $0.8 million.  We believe the increase in domestic core product sales volume reflects growth in diagnosis of PIDD and CIDP (pre any COVID-19 impact to patient starts). Offsetting the favorable impact on net sales from the domestic core product sales volume increases in 2020 were higher allowances, which include (i) rebates resulting from the net impact of pricing increases at our largest distributor in the second half of 2019, and (ii) pricing decreases and growth rebates to secure our contractual position with several large customers in 2020.  Further increasing allowances were payment discounts and distribution fees at our largest distributor under new contract terms entered into in the fourth quarter of 2019.

Our inventory position grew from $2.4 million at December 31, 2019 to $6.8 million at December 31, 2020 mostly to ensure timely order fulfillment as we transition manufacturing of our needle sets and tubing products for supply continuity to Command.  As transition is completed, this inventory is expected to convert to a source of cash in the future.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Net Sales

The following table summarizes our net sales for the years ended December 31, 2020 and 2019:

	Years Ended December 31,		Change from Prior Year			% of Net Sales
	2020	2019	$	%		2020	2019
Net Sales
Domestic Core	$18,895,923	$18,458,183	$437,740	2.4%		78.2%	79.7%
Novel Therapies	1,782,530	1,009,605	772,925	76.6%		7.3%	4.3%
Total Domestic	20,678,453	19,467,788	1,210,665	6.2%		85.5%	84.0%

International Core	3,368,519	3,685,910	(317,391)	(8.6%	)	13.9%	16.0%
Novel Therapies	129,476	8,923	120,553	1,351.0%		0.6%	0.0%
Total International	3,497,995	3,694,833	(196,838)	(5.3%	)	14.5%	16.0%
Total	$24,176,448	$23,162,621	$1,013,827	4.4%

Total net sales increased $1.0 million or 4.4% for the year ended December 31, 2020 as compared to the prior year period.  The increase was due principally to an increase in domestic core product sales volume, as well as higher domestic novel therapies of $0.8 million.  We believe the increase in domestic core product sales volume reflects growth in diagnosis of PIDD and CIDP (pre any COVID-19 impact to patient starts). Offsetting the favorable impact on net sales from the domestic core product sales volume increases in 2020 were higher allowances, which include (i) rebates resulting from the net impact of pricing increases at our largest distributor in the second half of 2019, and (ii) pricing decreases and growth rebates to secure our contractual position with several large customers in 2020.  Further increasing allowances were payment discounts and distribution fees at our largest distributor under new contract terms entered into in the fourth quarter of 2019.

Gross Profit

Our gross profit for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
Gross Profit	$14,936,086	$14,853,810	$82,276	0.6%
Stated as a Percentage of Net Sales	61.8%	64.1%

Gross profit increased $0.1 million or 0.6% for the year ended December 31, 2020, compared to the same period last year reflecting net sales growth described above as well as favorable production variances.  Gross profit percentage of 61.8% for the year ended December 31, 2020 was negatively impacted by higher allowances as described above, overtime costs related to COVID-19 absenteeism and an obsolescence reserve resulting from a discontinued product line, compared to the year ended December 31, 2019 of 64.1%.

Selling, general and administrative, Litigation, and Research and development

Our selling, general and administrative, litigation and research and development costs for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
Selling, general and administrative	$12,028,309	$9,771,744	$2,256,565	23.1%
Litigation	2,447,213	3,415,683	(968,470)	(28.4%)
Research and development	1,296,754	740,475	556,279	75.1%
	$15,772,276	$13,927,902	$1,844,374	13.2%
Stated as a Percentage of Net Sales	65.2%	60.1%

Selling, general and administrative expenses increased $2.3 million, or 23.1%, for the year ended December 31, 2020 compared to the same period last year, due to an increase of $1.2 million of higher salary and related benefits, and recruiting fees.  Also contributing to the increase were consulting fees of $0.8 million related to marketing, regulatory and strategic initiatives, as well as increased director fees and higher insurance premiums related to our directors’ and officers’ insurance policy of $0.5 million and other miscellaneous expenses of $0.3 million.  Offsetting the increase were lower trade show and travel expenses of $0.5 million as a result of COVID-19 related travel restrictions.

Litigation fees decreased approximately $1.0 million compared to the same period last year due primarily to the negotiation of and entry into a litigation settlement agreement reached with EMED Technologies Corporation (“EMED”) in May 2020 resulting in a non-cash expense of $2.2 million.

Research and development expenses increased $0.6 million for the year ended December 31, 2020 compared with the same period last year mostly due to increased salary and related benefits due to higher headcount and additional testing as we continue our development initiatives.

Depreciation and amortization

For the year ended December 31, 2020, depreciation and amortization expense increased approximately $0.1 million, or 23.0%, to $0.4 million compared with the same period last year.  We continued to invest in capital assets, mostly related to manufacturing and computer equipment.

Net (Loss)/Income

	Years Ended December 31,			Change from Prior Year
	2020		2019	$	%
Net (Loss)/Income	$(1,212,063)		$564,349	$(1,776,412)	(314.8%)
Stated as a Percentage of Net Sales	(5.0%	)	2.4%

Our net loss for the year ended December 31, 2020 was $1.2 million, as compared to net income of $0.6 million for the year ended December 31, 2019, driven by the EMED settlement charge of $2.2 million and higher selling, general and administrative expenses of $2.3 million.

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

We disclose and discuss Adjusted EBITDA as a non-GAAP financial measure in our public releases, including quarterly earnings releases, and other filings with the Securities and Exchange Commission.  We define Adjusted EBITDA as earnings (net (loss)/ income) before interest, income tax expense, depreciation and amortization, discontinued product expense, reorganization charges, litigation expenses including stock-based settlement expense, manufacturing initiative and stock-based compensation expenses.  Prior to January 1, 2020, discontinued product expense and manufacturing initiative expenses were not included in our definition of Adjusted EBITDA. We believe that Adjusted EBITDA is used by investors and other users of our financial statements as a supplemental financial measure that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.  We also believe the disclosure of Adjusted EBITDA helps investors meaningfully evaluate and compare our cash flow generating capacity from quarter to quarter and year to year.  Adjusted EBITDA is used by management as a supplemental internal measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Because management uses Adjusted EBITDA for such purposes, the Company uses Adjusted EBITDA as a significant criterion for determining the amount of annual cash incentive compensation paid to our executive officers and employees.  We have historically found that Adjusted EBITDA is superior to other metrics for our company-wide cash incentive program, as it is more easily explained and understood by our typical employee.

A reconciliation of our non-GAAP measures is below:

Reconciliation of GAAP Net Income	Years Ended December 31,
to Non-GAAP Adjusted EBITDA:	2020	2019
GAAP Net (Loss)/Income	$(1,212,063)	$564,349
Income Tax Expense	17,800	132,069
Depreciation and Amortization	418,595	340,229
Interest Income, Net	(42,395)	(80,663)
Reorganization Charges	95,700	354,926
Discontinued Product Expense	70,859	—
Litigation	2,447,213	3,415,683
Manufacturing Initiative Expenses	246,527	230,668
Stock-based Compensation Expense	1,618,732	1,204,844
Non-GAAP Adjusted EBITDA	$3,660,968	$6,162,105

Reorganization Charges.  We have excluded the effect of reorganization charges in calculating our non-GAAP Adjusted EBITDA measure.  We incurred significant expenses in connection with the termination and replacement of C-suite executives, senior management and changes to the Board of Directors which we would not otherwise incur in periods presented as part of our continuing operations.  Reorganization charges include costs related to the replacement of C-suite executives including a transition bonus and recruiting fees, prior to March 31, 2019.

Discontinued Product Expense.  We have excluded the effect of expenses related to a discontinued product line in calculating our non-GAAP Adjusted EBITDA measure.  We expected to retire our Res-Q-Vac product line towards the end of 2020, but due to the failure of equipment used to manufacture the product, the discontinuation and resulting expense was accelerated into the first quarter of 2020 which we would not otherwise incur in periods presented as part of our continuing operations.  Subsequently, in the rest of 2020, we sold off a portion of the discontinued inventory previously reserved.  We do not expect to incur any significant related expenses in the future.

Litigation.  We have excluded litigation expenses in calculating our non-GAAP Adjusted EBITDA measure.  Litigation expenses include stock-based litigation settlement expense of $2.2 million related to the settlement agreement entered into with EMED on May 20, 2020.  We continue to evaluate our business performance excluding litigation fees; however, expenses related to the EMED litigation have discontinued as a result of the settlement.

Manufacturing Initiative Expenses.  We have excluded the effect of expenses related to the implementation of those portions of our strategic plan related to creating manufacturing efficiencies, in calculating our non-GAAP Adjusted EBITDA measure.  We incurred expenses in connection with executing on these initiatives which we would not otherwise incur in periods presented as part of our continuing operations.  We expect to incur related expenses for the next twelve to eighteen months.

Stock-based Compensation Expense.  We have excluded the effect of stock-based compensation expense in calculating our non-GAAP Adjusted EBITDA measure.  We record non-cash compensation expense related to grants of options for executives, employees and consultants, and grants of restricted shares to our board.  Depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $27.3 million as of December 31, 2020, which includes the net proceeds from the 2020 capital raise totaling $26.6 million.  In response to concerns about the potential impact of COVID-19, the Company elected to draw $3.5 million during the three months ended June 30, 2020, the full amount available on its line of credit, and paid it back during the three months ended September 30, 2020.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory, related costs, selling, general and administrative expenses.  In 2020, the Company also purchased 683,271 shares of its common stock outstanding for $3.5 million under its stock repurchase program, pursuant to which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.

Our inventory position grew from $2.4 million at December 31, 2019 to $6.8 million at December 31, 2020 mostly to ensure timely order fulfillment as we transition manufacturing of our needle sets and tubing products for supply continuity to Command.  As transition is completed, this inventory is expected to convert to a source of cash in the future.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash (used in)/provided by operating activities	$(743,323)	$320,620
Net cash (used in)/provided by investing activities	$(1,036,152)	$1,310,209
Net cash provided by financing activities	$23,223,832	$501,297

Operating Activities

Net cash used in operating activities of $0.7 million for the year ended December 31, 2020 was mostly attributable to non-cash charges for stock-based compensation and litigation settlement expense of $2.9 million, and an increase in accrued expenses and accrued payroll of $1.4 million, driven by the litigation settlement with EMED and customer rebates.  Further adding to the increase was an increase in depreciation and amortization of $0.4 million and a decrease in accounts receivable of $0.7 million due to timing of collections.  Offsetting these were primarily working capital changes which include an increase in inventory of $4.4 million as we built inventory to keep pace with sales growth and to ensure timely order fulfillment as we transition manufacturing to Command, an increase in prepaid expenses and other assets of $0.4 million relating to increased insurance premiums, and a decrease in accrued tax liability of $0.2 million resulting from book to tax differences related to stock option expense.

Net cash provided by operating activities of $0.3 million for the year ended December 31, 2019 resulted from non-cash charges for stock-based compensation of $1.2 million, depreciation and amortization of long-lived tangible and intangible assets of $0.3 million, as well as increases in accrued expenses of $0.6 million primarily due to bonus, rebate and legal accruals and an increase in accrued taxes of $0.2 million.  Partially offsetting these were higher accounts receivable of $1.8 million, increased inventory of $0.3 million as we build stock to keep pace with sales growth, as well as severance payments paid this year against last year’s accrual and increases in prepaids of $0.1 million related to directors’ and officers’ insurance.

Investing Activities

Our net cash used in investing activities of $1.0 million for the year ended December 31, 2020, was primarily for capital expenditures for research and development and strategic initiatives.  Our net cash provided by investing activities of $1.3 million for the year ended December 31, 2019, was mostly the result of the maturation of a certificate of deposit for $1.5 million and the sale of the house the Company owned for $0.2 million, offset by capital expenditures of $0.2 million and patent applications and maintenance of existing applications of $0.2 million.

Financing Activities

The $23.2 million provided by financing activities for the year ended December 31, 2020 is from the $26.6 million capital raise, net of expenses, and $0.1 million from options exercised, offset against the repurchase of the Company’s common stock outstanding of $3.5 million.  The $0.5 million provided by financing activities for the year ended December 31, 2019 was a result of warrants and options exercised during the period.

See “NOTE 11 — DEBT OBLIGATIONS” for further detail regarding the promissory note and loan agreement, and “NOTE 12 — EQUITY” regarding the equity offering in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.  Also, see “NOTE 5 — STOCK-BASED COMPENSATION” for further detail regarding the EMED settlement.

We believe that as of December 31, 2020, cash on hand and cash expected to be generated from future operating activities will be sufficient to fund our operations, including further research and development and capital expenditures, for the next 12 months.

Debt and Borrowing Capacity

Refer to “NOTE 11  —  DEBT OBLIGATIONS” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding debt.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Lease Commitments

We currently rent a masonry and steel frame building erected on 3.27 acres of land located at 24 Carpenter Road, Chester, New York 10918.  This facility is used as our headquarters and for our general operations.

On February 28, 2019, we completed year twenty of a twenty-year lease.  On November 14, 2017, we executed a lease extension, which calls for six-month extensions beginning March 1, 2019 with the option to renew six times.  The Company has exercised four of the six additional renewal options through August 31, 2021.  In January 2021, the Company exercised the remaining two renewal options, extending the lease through August 31, 2022.

We believe our current facilities are suitable and adequate for our current business operations.  We continue to seek another location with more square footage to provide us room for growth.  In addition to the increased costs of occupying a larger space, we expect to incur additional costs in connection with construction and FDA compliance with respect to the new location.

Refer to “NOTE 6 – LEASES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding our operating and finance leases.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified some of our more critical accounting estimates below.  We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results.  For additional information, see “NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying “Notes to Financial Statements” appearing in this

Annual Report on Form 10-K.  Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

The Company established an allowance for charging off uncollectible trade accounts receivable that have both of the following characteristics: (a) They have a contractual maturity of one year or less, (b) They arose from the sale of goods or services.

Inventory

Inventories of raw materials are stated at the lower of standard cost, which approximates average cost, or market value including allocable overhead.  Work-in-process and finished goods are stated at the lower of standard cost or market value and include direct labor and allocable overhead.

We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell certain products at prices in excess of current carrying costs. We make estimates regarding the future recoverability of the costs of these products and record provisions based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Refer to “NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Refer to “NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPRO MED SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repro Med Systems, Inc.

Chester, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Repro Med Systems, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for years then ended, and the related notes (collectively, the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Scranton, Pennsylvania

March 23, 2021

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,315,286	$5,870,929
Accounts receivable less allowance for doubtful accounts of $24,469 and $32,645 for December 31, 2020, and December 31, 2019, respectively	2,572,954	3,234,521
Inventory	6,829,772	2,388,477
Prepaid expenses	807,780	387,396
TOTAL CURRENT ASSETS	37,525,792	11,881,323
Property and equipment, net	1,167,623	611,846
Intangible assets, net of accumulated amortization of $199,899 and $288,967 at December 31, 2020 and December 31, 2019, respectively	843,587	807,135
Operating lease right-of-use assets	236,846	373,734
Deferred income tax assets, net	125,274	188,241
Other assets	19,812	19,582
TOTAL ASSETS	$39,918,934	$13,881,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$624,920	$572,656
Accrued expenses	2,610,413	1,296,612
Accrued payroll and related taxes	287,130	190,265
Accrued tax liability	—	204,572
Finance lease liability – current	2,646	5,296
Operating lease liability – current	141,293	136,888
TOTAL CURRENT LIABILITIES	3,666,402	2,406,289
Finance lease liability, net of current portion	—	2,646
Operating lease liability, net of current portion	95,553	236,846
TOTAL LIABILITIES	3,761,955	2,645,781
Commitments and contingencies (Refer to Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 46,680,119 and 42,239,788 shares issued; 43,259,617 and 39,502,557 shares outstanding at December 31, 2020, and December 31, 2019, respectively	466,801	422,398
Additional paid-in capital	35,880,986	6,293,069
Treasury stock, 3,420,502 shares and 2,737,231 shares at December 31, 2020 and December 31, 2019, respectively, at cost	(3,843,562)	(344,204)
Retained earnings	3,652,754	4,864,817
TOTAL STOCKHOLDERS’ EQUITY	36,156,979	11,236,080
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,918,934	$13,881,861

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

NET SALES	$24,176,448	$23,162,621
Cost of goods sold	9,240,362	8,308,811
Gross Profit	14,936,086	14,853,810

OPERATING EXPENSES
Selling, general and administrative	12,028,309	9,771,744
Litigation	2,447,213	3,415,683
Research and development	1,296,754	740,475
Depreciation and amortization	418,595	340,229
Total Operating Expenses	16,190,871	14,268,131

Net Operating (Loss)/Profit	(1,254,785)	585,679

Non-Operating Income
Gain/(Loss) on foreign currency exchange	1,536	(17,754)
Gain on disposal of fixed assets	16,591	47,830
Interest income, net	42,395	80,663
TOTAL OTHER INCOME	60,522	110,739

(LOSS)/INCOME BEFORE TAXES	(1,194,263)	696,418

Income tax expense	(17,800)	(132,069)

NET (LOSS)/INCOME	$(1,212,063)	$564,349

NET (LOSS)/INCOME PER SHARE
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,929,736	38,778,074
Diluted	41,929,736	39,061,310

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, DECEMBER 31, 2018	40,932,911	$409,329	$4,595,214	$4,300,468	$(344,204)	$8,960,807

Issuance of stock-based compensation	148,877	1,489	315,036	—	—	316,525
Compensation expense related to stock options	—	—	888,319	—	—	888,319
Cancellations of common stock	(2,000)	(20)	(2,800)	—	—	(2,820)
Issuance upon options exercised	160,000	1,600	57,300	—	—	58,900
Issuance upon warrants exercised	1,000,000	10,000	440,000	—	—	450,000
Net income	—	—	—	564,349	—	564,349
BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

Issuance of stock-based compensation	32,181	322	240,638	—	—	240,960
Compensation expense related to stock options	—	—	1,377,772	—	—	1,377,772
Litigation settlement options	—	—	347,008	—	—	347,008
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Repurchases of shares	—	—	—	—	(3,499,358)	(3,499,358)
Issuance upon options exercised	719,162	7,191	88,689	—	—	95,880
Capital raise	3,593,750	35,938	26,596,668	—	—	26,632,606
Net loss	—	—	—	(1,212,063)	—	(1,212,063)
BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(1,212,063)	$564,349
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Stock-based compensation expense	1,618,732	1,204,844
Stock-based litigation settlement expense	1,285,102	—
Depreciation and amortization	418,595	340,229
Gain on disposal of fixed assets	(16,591)	(47,830)
Deferred capital gain – building lease	—	(3,763)
Deferred income taxes	62,967	(186,775)
Provision for doubtful accounts	(8,176)	(4,855)
Abandonment of intangible assets	41,919	—
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	669,743	(1,803,812)
Increase in inventory	(4,441,295)	(284,598)
Increase in prepaid expenses and other assets	(420,614)	(140,805)
Increase in accounts payable	52,264	119,158
Increase/(Decrease) in accrued payroll and related taxes	96,865	(231,449)
Increase in accrued expenses	1,313,801	607,963
(Decrease)/Increase in accrued tax liability	(204,572)	187,964
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(743,323)	320,620

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(920,604)	(201,174)
Purchases of intangible assets	(140,548)	(224,365)
Proceeds from certificates of deposit	—	1,517,927
Proceeds from disposal of property and equipment	25,000	217,821
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(1,036,152)	1,310,209

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	26,728,486	508,900
Purchase of treasury stock	(3,499,358)	—
Borrowings from indebtedness	4,976,508	—
Payments on indebtedness	(4,976,508)	—
Payments on finance lease liability	(5,296)	(4,783)
Payment for cancelled shares	—	(2,820)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,223,832	501,297

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,444,357	2,132,126
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,870,929	3,738,803
CASH AND CASH EQUIVALENTS, END OF YEAR	$27,315,286	$5,870,929

Supplemental Information
Cash paid during the years for:
Interest	$27,736	$342
Income taxes	$321,983	$130,879

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity issuance for the EMED Settlement	$938,094	$—

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. (the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

BASIS OF PRESENTATION

We prepare our financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation in our Financial Statements.

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

We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell certain products at prices in excess of current carrying costs.  We make estimates regarding the future recoverability of the costs of these products and record provisions based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write downs may be required, which could unfavorably affect future operating results.

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2020 and 2019 was $62,177 and $49,388, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2021	$59,724
2022	59,679
2023	58,886
2024	58,722
2025	58,138
Thereafter	548,438
Total amortization expense	$843,587

INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020 and 2019 was $356,418 and $290,841, respectively.

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

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year.  Diluted earnings per share includes only an increase in the weighted average shares by the common shares issuable upon exercise of stock options.  See “NOTE 5 — STOCK-BASED COMPENSATION” for further detail.

	Years Ended
	December 31, 2020	December 31, 2019

Net (loss)/income	$(1,212,063)	$564,349

Weighted Average Outstanding Shares:
Outstanding shares	41,929,736	38,778,074
Option shares includable	— (a)	283,236
	41,929,736	39,061,310

Net (loss)/income per share
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

__________

(a) Option shares of 239,935 were not included as the impact is anti-dilutive.

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

The Company established an allowance for charging off uncollectible trade accounts receivable that have both of the following characteristics: (a) They have a contractual maturity of one year or less, (b) They arose from the sale of goods or services.

The following table summarizes net sales by geography for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Sales
Domestic	$20,678,453	$19,467,788
International	3,497,995	3,694,833
Total	$24,176,448	$23,162,621

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The implementation of this standard is not expected to have a material impact on the Company’s operating results, cash flows, financial condition or related disclosures.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2020.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through December 31, 2020.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2020	December 31, 2019

Raw materials and work-in-process	$2,279,054	$1,863,978
Finished goods	4,562,315	552,989
Total	6,841,369	2,416,967
Less: reserve for obsolete inventory	(11,597)	(28,490)
Inventory, net	$6,829,772	$2,388,477

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2020	December 31, 2019

Furniture and office equipment	$753,536	$679,032
Leasehold improvements	542,796	456,075
Manufacturing equipment and tooling	1,856,909	1,295,978
Total property and equipment	3,153,241	2,431,085
Less: accumulated depreciation and amortization	(1,985,618)	(1,819,239)
Property and equipment, net	$1,167,623	$611,846

On May 21, 2019, the Company sold the house it owned for $0.2 million.

NOTE 4 — RELATED PARTY TRANSACTIONS

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

The lease payments were $145,056 and $142,964 for the years ended December 31, 2020 and 2019, respectively.  The Company also paid property taxes in the amount of $52,092 and $52,195 for years ended December 31, 2020 and 2019, respectively.

NOTE 5 — STOCK-BASED COMPENSATION

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

On May 20, 2020, the Company entered into a Settlement Agreement with EMED Technologies Corporation (“EMED”) to settle all claims in connection with all pending litigation matters between them (the “Claims”) as described in “NOTE 9 — COMMITMENTS AND CONTINGENCIES.”  Pursuant to the Settlement Agreement, the Company issued to EMED (i) 95,238 restricted stock units, which vested on May 21, 2020 and 95,238 restricted stock units vesting on January 1, 2021, and (ii) an option to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $11.21 per share prior to February 1, 2021, which can be settled in cash in lieu of common stock at the Company’s sole discretion, provided that the number of shares of common stock and/or amount of cash paid by the Company upon exercise will be capped at a value of $16.21 per share.  The option was recorded at $347,008, the estimated fair value of the option using the Black-Scholes option pricing model with a volatility rate of 52.68% and a risk-free rate of 0.17%.  The Settlement Agreement includes mutual releases and covenants not to sue for any claim arising before May 20, 2020 and the Company covenants not to challenge any EMED patents that were the subject of the Claims unless EMED asserts them in the future against Company products.  This was a non-cash settlement from which we recognized expense in the amount of $2.2 million in the second quarter of 2020.

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  In addition, for chairing the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, each non-employee director is eligible to receive annually $15,000, $11,500 and $7,500 respectively, to be paid quarterly in cash and subject to proration for partial quarter service.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.

Prior to January 1, 2021, each non-employee director of the Company was eligible to receive $50,000 annually (effective January 1, 2019), plus $10,000 for chairing a Board committee (effective February 20, 2019), all to be paid quarterly half in cash and half in common stock.  The Chairman of the Board was eligible to receive an additional $50,000 annually (effective October 1, 2019), all to be paid in common stock.  All payments were pro-rated for partial service.  The Company issued an aggregate 32,181 shares of common stock to its non-employee directors during the year ended December 31, 2020, respectively.

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

2015 STOCK OPTION PLAN, as amended

Time-Based Stock Options

The per share weighted average fair value of stock options granted during the years ended December 31, 2020 and December 31, 2019 was $6.53 and $1.33, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2020 and December 31, 2019.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.  These assumptions are subjective and generally require significant analysis and judgment to develop.  We have recognized tax benefits associated with stock-based compensation of $62,393 and $61,333 for the years ended December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019

Dividend yield	0.00%	0.00%
Expected volatility	62.11 - 62.18%	56.10 - 60.30%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	10 Years
Risk-free rate	0.63 - 0.64%	1.60 - 2.72%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2020		December 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,647,000	$1.32	2,419,000	$1.00
Granted	360,000	$9.54	1,650,000	$1.92
Exercised	884,506	$0.71	160,000	$0.37
Forfeited	200,000	$2.09	262,000	$2.74
Outstanding at year end	2,922,494	$2.46	3,647,000	$1.32
Options exercisable	906,244	$1.40	1,078,510	$0.82
Weighted average fair value of options granted during the period	—	$6.53	—	$1.33
Stock-based compensation expense	—	$874,869	—	$594,956

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $874,869 and $594,956 for the years ended December 31, 2020 and 2019, respectively.  Cash received from option exercises for the years ended December 31, 2020 and 2019 was $95,880 and $58,900, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, and 2019, was $2,350,264 and $2,202,678, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019, was $397,962 and $58,900, respectively.

The following table presents information pertaining to options outstanding as of December 31, 2020:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 - 9.76	2,922,494	7.3 years	$2.46	906,244	$1.40

As of December 31, 2020, there was $3,376,990 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 48 months.  The total fair value of shares vested was $803,171 and $539,553 at December 31, 2020, and December 31, 2019, respectively.

Performance-Based Stock Options

The per share weighted average fair value of stock options granted during the years ended December 31, 2020, and 2019, was zero and $1.16, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2020 and December 31, 2019.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

	December 31,
	2020	2019

Dividend yield	—	0.00%
Expected Volatility	—	58.9%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	10 Years
Risk-free rate	—	2.07%

The following table summarizes the status of the Plan with respect to performance-based stock options:

	December 31,
	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	—	$—
Granted	—	$—	1,000,000	$1.70
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at year end	1,000,000	$1.70	1,000,000	$1.70
Options exercisable	333,333	$1.70	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$1.16
Stock-based compensation expense	—	$502,904	—	$293,363

Total performance stock-based compensation expense totaled $502,904 and $293,363 for the years ended December 2020 and 2019, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was zero and $1,162,561, respectively.

The following table presents information pertaining to performance-based options outstanding as of December 31, 2020:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.70	1,000,000	8.4 years	$1.70	333,333	$1.70

As of December 31, 2020, there was $366,294 of total unrecognized compensation cost related to non-vested performance share option-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 25 months. The total fair value of shares vested as of December 31, 2020 and 2019 was $387,520 and zero, respectively.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 3 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time).  Operating leases are accounted for on the balance sheets with ROU assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Operating lease liability – current” and “Operating lease liability, net of current portion.” Finance leases are accounted for on the balance sheets recognized in “Property and equipment, net” and lease liabilities recognized in “Finance lease liability – current” and “Finance lease liability, net of current portion.”

Operating lease expenses are recognized on a straight-line basis over the lease term.  With respect to finance leases, amortization of the ROU asset is presented separately from interest expense related to the finance lease liability.

We have elected to combine lease and non-lease components for all lease contracts where we are the lessee.  Additionally, for arrangements with lease terms of 12 months or less, we do not recognize ROU assets and lease liabilities and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.  ROU assets are measured for impairment when a triggering event occurs.

The components of lease expense were as follows:

	Years Ended
	December 31,
	2020	2019

Operating lease cost	$151,686	$149,594
Short-term lease cost	65,227	21,362
Total lease cost	$216,913	$170,956

Finance lease cost:
Amortization of right-of-use assets	$5,302	$4,837
Interest on lease liabilities	237	239
Total finance lease cost	$5,539	$5,076

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136,888	$110,120
Financing cash flows from finance leases	$5,296	$4,783

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$236,846	$373,734

Operating lease liability - current	141,293	136,888
Operating lease liability, net of current portion	95,553	236,846
Total operating lease liabilities	$236,846	$373,734

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(10,139)	(4,837)
Property and equipment, net	$2,586	$7,888

Finance lease liability – current	2,646	5,296
Finance lease liability, net of current portion	—	2,646
Total finance lease liabilities	$2,646	$7,942

	December 31, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases	1.4 Years	2.4 Years
Finance leases	0.7 Years	1.3 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$149,476	$2,705
2022	97,256	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	246,732	2,705
Less: imputed interest	(9,886)	(59)
Total lease liabilities	$236,846	$2,646

NOTE 7 — FEDERAL AND STATE INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
State income tax:
Current, net of refund	$17,800	$22,514
Federal income tax:
Deferred	62,967	(186,775)
Current	(62,967)	296,330
Income tax expense	$17,800	$132,069

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for year 2020 and 2019 is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

(Loss)/income before taxes	$(1,194,263)	$696,418
Income taxes computed at the federal statutory rate	$(250,795)	$146,248
State income and franchise tax	17,800	22,514
Permanent differences and other	250,795	(36,693)
Income tax expense	$17,800	$132,069

The significant components of deferred income tax assets, net are as follows:

	December 31, 2020	December 31, 2019

Deferred compensation cost	$239,036	$259,068
Depreciation and amortization	(135,092)	(71,331)
Allowance for bad debts and other	21,330	504
Deferred income tax assets, net	$125,274	$188,241

Our U.S. federal and state income tax returns remain open to examination for the tax years 2017 through 2020.

NOTE 8  — MAJOR CUSTOMERS

For the years ended December 31, 2020 and December 31, 2019, approximately 51% and 53%, respectively, of the Company’s net product revenues were derived from one major customer.  As of December 31, 2020 and December 31, 2019, accounts receivable due from this customer was $1.4 million and $1.9 million, respectively.

The largest customer in both years is a domestic medical products and supplies distributor.  Although, a number of larger infusion customers have elected to consolidate their purchases through one or more distributors in recent years, we continue to maintain strong direct relationships with them.  We do not believe that their continued purchase of FREEDOM System products and related supplies is contingent upon the distributor.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  Except as described below, KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

Litigation

From 2013 until May 2020, we were involved in several lawsuits with our principal competitor, EMED.  EMED alleged that our needle sets infringed various patents controlled by EMED.  Certain of these lawsuits also alleged antitrust violations, unfair business practices, and various other business tort claims.  On May 26, 2020, the parties announced the settlement of all of the litigation between KORU Medical and EMED.  The settlement agreement provides KORU Medical with freedom to operate under EMED’s existing patent portfolio, dismissal of all litigation with prejudice (including the claims against Andrew Sealfon, our former President and Chief Executive Officer), and an equity payment by KORU Medical to EMED.

Refer to Form 10-Q for the quarterly period ended June 30, 2020 regarding the dismissed case with our principal competitor, EMED.

OTHER

On November 11, 2020, the Company entered into a Manufacturing and Supply Agreement with Command Medical Products, Inc. (“Command”), pursuant to which Command has agreed to manufacture and supply the Company’s subassemblies, needle sets and tubing products pursuant to the Company’s specifications and purchase orders.  The first binding purchase order pursuant to the Manufacturing and Supply Agreement was made on November 17, 2020 (the “Effective Date”).

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

NOTE 10 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2020 and December 31, 2019 was $156,789 and $118,632, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

NOTE 11 — DEBT OBLIGATIONS

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

On April 14, 2020, the Company issued a promissory note to KeyBank in the aggregate principal amount of $3.5 million (the “Note”) as an extension of its line of credit, replacing its current line of credit agreement and Original Note.  In response to concerns about the potential impact of COVID-19, the Company elected to draw the additional $2.0 million on April 23, 2020 available under the line, drawing the full amount available of $3.5 million on its line of credit.  The Original Note was in the form of a variable rate revolving line of credit with an interest rate of LIBOR plus 2.25%.  The $3.5 million Note is in the form of a variable rate non-disclosable revolving line of credit with an interest rate of Prime Rate announced by the Bank minus 0.75%.  Interest is due monthly, and all principal and unpaid interest is due on June 1, 2021.  The $3.5 million Note may be prepaid at any time prior to maturity with no prepayment penalties.  The $3.5 million Note contains events of default and other provisions customary for a loan of this type.  On July 29, 2020, the Company paid the balance of $3.5 million in full.

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

The Company had no amount outstanding against the line of credit as of December 31, 2020.

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

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of December 31, 2020, the Company had no amount outstanding against the PPLSA.

NOTE 12 — EQUITY

On June 18, 2020, the Company entered into a Purchase Agreement with Piper Sandler & Co. and Canaccord Genuity LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 3,125,000 shares of its common stock.  Under the terms of the Purchase Agreement, the Company granted to the Underwriters an option, exercisable for a period of 30 days, to purchase up to an additional 468,750 shares of the Company’s common stock, which the Underwriters exercised in full on June 19, 2020.  The Underwriters purchased the shares pursuant to the Purchase Agreement, including the shares subject to the option, at a price of $7.52 per share.  Proceeds to the Company, net of discounts, commissions, fees and expenses, were $26.6 million.

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of December 31, 2020, the Company had purchased 683,271shares since inception of this plan.

NOTE 13 — SUBSEQUENT EVENT

On January 22, 2021, Donald B. Pettigrew, President and Chief Executive Officer, resigned his employment effective immediately. Also, on January 22, 2021, James M. Beck, currently serving as a director, was appointed as Chief Executive Officer on an interim basis. Mr. Beck has remained a director, and Robert Allen, also currently a director, replaced Mr. Beck as Chairman of the Compensation Committee.

In connection with Mr. Pettigrew’s resignation, he entered into a Separation and General Release Agreement with the Company wherein the parties agreed that the Company will continue to pay Mr. Pettigrew his base salary and healthcare benefits for twelve months, and Mr. Pettigrew has forfeited all right to exercise his vested performance-based stock options.  Mr. Pettigrew will have the right to exercise 1,000,000 of his non-qualified stock options for a period of 90 days.  On February 16, 2021, Mr. Pettigrew exercised 1,000,000 shares of vested options at a strike price of $1.23 totaling $1,230,000 pursuant to his option agreements dated September 4, 2018 and January 22, 2021.

On February 5, 2021, the Company entered into an employment agreement dated as of January 22, 2021 with Mr. Beck, the Company’s interim Chief Executive Officer.  The following is a summary of Mr. Beck’s employment agreement.

•	Mr. Beck’s monthly base compensation will be $40,000, pro-rated for any partial month and with a minimum guaranteed two months.

•

Mr. Beck will receive a bonus based upon amounts payable to the person who first succeeds Mr. Beck as chief executive officer of the Company, which bonus will equal the initial annual base salary payable to such successor, prorated for Mr. Beck’s term of employment and with a minimum guaranteed two months (the “Bonus”).  The Bonus will be paid in cash sixty (60) days following Mr. Beck’s termination of employment under the employment agreement.  Notwithstanding the above, no Bonus will be paid to Mr. Beck in the event he becomes the chief executive officer of the Company following his tenure under the Employment Agreement, he resigns his employment prior to the appointment of his successor to the position of chief executive officer of the Company, he is terminated by the Company for “Cause” (as defined in the Employment Agreement), or he fails to use his best efforts in assisting in the orderly transition of his successor to the position of chief executive officer of the Company (as determined by the Board).

•	Mr. Beck’s employment with the Company is “at-will” at the discretion of the Board, subject to a 30-day notice of termination (except where termination is by the Company for Cause).

•

Pursuant to the Company’s 2015 Stock Option Plan, as amended, on February 15, 2021, Mr. Beck received a 10-year nonqualified option to purchase up to 150,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the common stock on the date of grant. Of these options, 100,000 were fully vested on the date of grant, and 50,000 will vest on March 22, 2021. The aforementioned options may be exercised for cash or by “cashless” or “net” exercise.

On March 15, 2021, Linda Tharby entered into an employment agreement with the Company providing for her appointment as President and Chief Executive Officer of KORU Medical Systems, effective April 12, 2021. Mr. Beck will resign from that position upon the appointment of Ms. Tharby, and will continue as a member of the Board of Directors.

Pursuant to this agreement, Ms. Tharby will receive an annual base salary of $550,000 and be eligible to earn an annual bonus, paid 70% in cash and 30% in shares of the Company’s common stock, with a target of 80% of her base salary, based on achievement of objectives set in accordance with the Company’s management incentive compensation plan for executives, payable by March 15 of the following year.

Under the agreement, Ms. Tharby received non-qualified stock options pursuant to the Company’s 2015 Stock Option Plan, as amended, to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $3.875 per share, subject to vesting as follows, provided she is then employed by the Company: 25% on March 15, 2021 and 25% each twelve months thereafter.

In addition, Ms. Tharby will receive three restricted stock awards on April 12, 2021 as follows, each vesting subject to employment on the respective vesting date:

(1) 600,000 shares of common stock to vest vesting as follows: if the Company’s Net Sales Growth (defined below) for any of the fiscal years ended December 31, 2022, 2023, 2024 or 2025 (each, a “Target Year”) is at least the applicable Net Sales Target set forth on the schedule to the restricted stock award agreement, then, on the applicable Vesting Date, a corresponding portion of the restricted stock award will vest as set forth on such schedule. Additionally, if Net Sales Growth is less than any of the Net Sales Targets set forth in such schedule in any Target Year (a “Miss Year”), vesting of the restricted stock award in the following Target Years (each such subsequent Target Year, a “Catch-up Year”) shall be further subject to the following catch-up vesting provisions: if the Net Sales Growth in the Miss Year(s) when averaged with the Net Sales in each Catch-up Year(s) equals or exceeds a Net Sales Target in any single Miss Year that has not previously been obtained, then on the applicable Vesting Date, an additional portion of the Award shall vest as if the applicable Net Sales Target had been met in the Miss Year(s). Notwithstanding the foregoing, the restricted stock award shall automatically vest in full upon the Company maintaining, for a period of at least two consecutive fiscal quarters after January 1, 2022, at least a specified run rate over the previous four fiscal quarters, as reported in the Company’s filings pursuant to the Securities Exchange Act of 1934, as amended.

(2) 200,000 shares of common stock vesting 25% on April 12, 2022 and 25% on each twelve months thereafter.

(3) 200,000 shares of common stock, vesting as follows: (i) 50,000 shares on the first date on which the Company’s Market Capitalization for a period of 90 consecutive days has been, or there has been a Change of Control (as defined in the employment agreement) of the Company with an enterprise value of, at least $500,000,000 but less than $600,000,000; (ii) 50,000 shares on the first date on which the Company’s Market Capitalization for a period of 90 consecutive days has been, or there has been a Change of Control of the Company with an enterprise value of, at least $600,000,000 but less than $750,000,000; and (iii) 100,000 shares on the date on which the Company’s Market Capitalization for a period of 90 consecutive days has been, or there has been a Change of Control of the Company with an enterprise value of, at least $750,000,000. “Market Capitalization” shall be determined by (A) multiplying the number of shares reported as outstanding on the cover of the Company’s most recent Form 10-K or 10-Q, as applicable, as filed with the Securities and Exchange Commission, by (B) the Fair Market Value of the Common Stock (as defined in the Company’s 2015 Stock Option Plan, as amended) on each day. Notwithstanding the foregoing, no portion of the restricted stock award shall vest on or following the fifth anniversary of the award date.

Upon termination of Ms. Tharby’s employment by the Company without “cause” or by Ms. Tharby for “good reason” (as defined in the employment agreement) within 3 months prior to or 12 months following a “change of control” (as defined in the employment agreement) of the Company, all equity awards pursuant to the employment agreement will become fully vested.

Should the Company terminate Ms. Tharby’s employment without “cause” or should she leave the Company for “good reason,” she will be eligible for a severance package comprised of (i) base salary for 12 months, calculated at the rate of her then base salary, to be paid in accordance with the Company’s normal payroll practices; (ii) her Annual Bonus as if earned for the year of termination; and (iii) if termination occurs on or after January 1, 2022, acceleration of her stock options and restricted stock award set forth under (2) above for the year of termination (i.e., 25% of total award), if not then vested.  For the same period, the Company will also cover the cost of health insurance, which is continued by Ms. Tharby through COBRA election.

The employment agreement contains customary confidentiality and assignment of invention provisions and mutual non-disparagement covenant, as well as one-year non-competition and non-solicitation covenants. The Company has agreed to reimburse Ms. Tharby up to $12,500 in legal fees associated with the employment agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2020 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.  Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.  We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3.1(i)	Restated Certificate of Incorporation effective March 1, 2019 (incorporated by reference to our Form 10-K filed with the SEC on March 5, 2019).

3.1(ii)	Amended and Restated By-Laws dated December 5, 2018 (incorporated by reference to our Form 8-K filed with the SEC on December 7, 2018).

4.1	Description of Securities, (filed herewith).

10.1

Amended and Restated Employment Agreement made as of January 1, 2020 between Repro Med Systems, Inc. and Karen Fisher (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 24, 2020).*

10.2	Employment Agreement made as of October 10, 2017 between Repro Med Systems, Inc. and Manuel Marques (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 4, 2020).*

10.3	Employment Agreement effective as of January 22, 2021 between Repro Med Systems, Inc. and James M. Beck (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 11, 2021).*

10.4	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.5	Form of Non-Qualified Stock Option (filed herewith).

10.6	Form of Incentive Stock Option (filed herewith).

10.7	Management Incentive Compensation Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2020).

10.8

Manufacturing and Supply Agreement dated as of November 11, 2020 between Repro Med Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 12, 2020).  Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.9	Separation Agreement and General Release dated January 24, 2021 between the Company and Donald B. Pettigrew (filed herewith).+

10.10

Promissory Note in the aggregate principal amount of $3.5 million dated April 14, 2020 issued by the Company to KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.11	Commercial Security Agreement dated April 14, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.12	Loan Agreement dated April 20, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

continued

Exhibit No.	Description

10.13

Progress Payment Loan and Security Agreement dated as of April 20, 2020 between the Company and Key Equipment Finance, a Division of KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.14

Master Security Agreement dated as of April 20, 2020 between the Company and Key Equipment Finance, a Division of KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.15	Employment Agreement effective as of March 15, 2021 between Repro Med Systems, Inc. and Linda Tharby (filed herewith).* ^

23.1	Consent of Independent Auditors, (filed herewith).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith).

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith).

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith).

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith).

101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019), furnished in XBRL (eXtensible Business Reporting Language).

__________

+

Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

*	Denotes management compensatory agreement or arrangement.

^	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2021.

REPRO MED SYSTEMS, INC.

/s/ James M. Beck

James M. Beck, Interim Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2021.

/s/ R. John Fletcher

R. John Fletcher, Chairman of the Board

/s/ James M. Beck

James M. Beck, Director

/s/ Robert T. Allen

Robert T. Allen, Director

/s/ David Anderson

David Anderson, Director

/s/ Kathy S. Frommer

Kathy S. Frommer, Director

/s/ Daniel S. Goldberger

Daniel S. Goldberger, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director