Form 10-Q
period 2021-03-31
REPRO MED SYSTEMS INC
filed 2021-05-12
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 12, 2021, 44,490,174 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

REPRO MED SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,774,720	$27,315,286
Accounts receivable less allowance for doubtful accounts of $24,469 for March 31, 2021, and December 31, 2020, respectively	3,561,341	2,572,954
Inventory	8,058,824	6,829,772
Prepaid expenses	690,325	807,780
TOTAL CURRENT ASSETS	39,085,210	37,525,792
Property and equipment, net	1,154,368	1,167,623
Intangible assets, net of accumulated amortization of $214,969 and $199,899 at March 31, 2021 and December 31, 2020, respectively	844,309	843,587
Operating lease right-of-use assets	201,598	236,846
Deferred income tax assets, net	1,068,485	125,274
Other assets	19,812	19,812
TOTAL ASSETS	$42,373,782	$39,918,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,915,523	$624,920
Accrued expenses	1,755,800	2,610,413
Accrued payroll and related taxes	715,899	287,130
Finance lease liability – current	1,843	2,646
Operating lease liability – current	141,869	141,293
TOTAL CURRENT LIABILITIES	4,530,934	3,666,402
Operating lease liability, net of current portion	59,729	95,553
TOTAL LIABILITIES	4,590,663	3,761,955
Commitments and contingencies (Refer to Note 3)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 47,896,061 and 46,680,119 shares issued; 44,475,559 and 43,259,617 shares outstanding at March 31, 2021, and December 31, 2020, respectively	478,960	466,801
Additional paid-in capital	38,771,105	35,880,986
Treasury stock, 3,420,502 shares and 3,420,502 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(3,843,562)	(3,843,562)
Retained earnings	2,376,616	3,652,754
TOTAL STOCKHOLDERS’ EQUITY	37,783,119	36,156,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,373,782	$39,918,934

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020

NET SALES	$5,430,951	$6,330,009
Cost of goods sold	2,199,097	2,541,799
Gross Profit	3,231,854	3,788,210

OPERATING EXPENSES
Selling, general and administrative	4,992,829	2,862,138
Research and development	336,841	256,025
Depreciation and amortization	115,473	87,224
Total Operating Expenses	5,445,143	3,205,387

Net Operating (Loss)/Profit	(2,213,289)	582,823

Non-Operating (Expense)/Income
Loss on currency exchange	(15,717)	(10,497)
Gain on disposal of fixed asset	736	—
Interest income, net	9,771	19,030
TOTAL OTHER (EXPENSE)/INCOME	(5,210)	8,533

(LOSS)/INCOME BEFORE TAXES	(2,218,499)	591,356

Income Tax Benefit/(Expense)	942,361	(141,928)

NET (LOSS)/INCOME	$(1,276,138)	$449,428

NET (LOSS)/INCOME PER SHARE

Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	43,960,936	39,675,107
Diluted	43,960,936	39,874,989

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(1,276,138)	$449,428
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Stock-based compensation expense	734,184	360,968
Depreciation and amortization	115,473	87,224
Deferred income taxes	(943,211)	(63,203)
Gain on disposal of fixed assets	(736)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(988,387)	(185,160)
Increase in inventory	(1,229,052)	(700,539)
Decrease/(Increase) in prepaid expenses and other assets	117,455	(156,288)
Increase in accounts payable	1,290,603	524,398
Increase in accrued payroll and related taxes	428,769	39,571
Decrease in accrued expenses	(854,613)	(408,294)
Increase in accrued tax liability	—	205,131
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,605,653)	153,236

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(95,477)	(99,591)
Proceeds from disposal of property and equipment	9,065	—
Purchases of intangible assets	(15,792)	(80,547)
NET CASH USED IN INVESTING ACTIVITIES	(102,204)	(180,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from indebtedness	—	1,500,000
Proceeds from issuance of equity	1,230,000	85,500
Common stock issuance as settlement for litigation	938,094	—
Payments on finance lease liability	(803)	(1,848)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,167,291	1,583,652

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(540,566)	1,556,750
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,315,286	5,870,929
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,774,720	$7,427,679

Supplemental Information
Cash paid during the periods for:
Interest	$28	$87
Income Taxes	$850	$—

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$56,250	$60,002
Issuance of common stock as settlement for litigation	$938,094	$—

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2021

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	10,124	101	56,149	—	—	56,250
Compensation expense related to stock options	—	—	677,934	—	—	677,934
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,110,580	11,106	1,218,894	—	—	1,230,000
Net income	—	—	—	(1,276,138)	—	(1,276,138)
BALANCE, MARCH 31, 2021	47,896,061	$478,960	$38,771,105	$2,376,616	$(3,843,562)	$37,783,119

Three Months Ended March 31, 2020

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

Issuance of stock-based compensation	9,189	92	59,910	—	—	60,002
Compensation expense related to stock options	—	—	300,966	—	—	300,966
Issuance upon options exercised	175,000	1,750	83,750	—	—	85,500
Net income	—	—	—	449,428	—	449,428
BALANCE, MARCH 31, 2020	42,423,977	$424,240	$6,737,695	$5,314,245	$(344,204)	$12,131,976

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

REPRO MED SYSTEMS, INC. d/b/a KORU Medical Systems (the “Company,” “KORU Medical,” “we,” “us” or “our”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. The Company operates as one segment.

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying financial statements.  The accompanying year-end balance sheet was derived from the audited financial statements included in the Annual Report.  The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2018 are subject to examination by income tax authorities.

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

	Three Months Ended
	March 31, 2021	March 31, 2020

Net (loss)/income	$(1,276,138)	$449,428

Weighted Average Outstanding Shares:
Outstanding shares	43,960,936	39,675,107
Option shares includable	— (a)	199,882
	43,960,936	39,874,989

Net income per share
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

__________

(a)  Option shares of 183,681 were not included as the impact is anti-dilutive.

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

The following table summarizes net sales by geography for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Sales
Domestic	$4,446,789	$5,340,866
International	984,162	989,143
Total	$5,430,951	$6,330,009

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted this standard on January 1, 2021 and it had no impact on our financial statement disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provided elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments may be applied to impacted contracts and hedges prospectively through December 31, 2022.  The Company is currently evaluating the impact this guidance will have on its financial statements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2021.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through March 31, 2021.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2021	December 31, 2020

Furniture and office equipment	$770,240	$753,536
Leasehold improvements	544,896	542,796
Manufacturing equipment and tooling	1,919,915	1,856,909
Total property and equipment	3,235,051	3,153,241
Less: accumulated depreciation and amortization	(2,080,683)	(1,985,618)
Property and equipment, net	$1,154,368	$1,167,623

Depreciation expense was $100,403 and $72,768 for the three months ended March 31, 2021 and March 31, 2020, respectively.

NOTE 3  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

On March 26, 2021, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and its Chief Financial Officer and former Chief Executive Officer, alleging they made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects, in the Company’s earnings communications and Form 10-Q filed during the period August 4, 2020 and January 25, 2021.  The plaintiff is seeking unspecified compensatory damages, an award of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the Court may deem just and proper.  The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against the claims.  Because the litigation is in its early stages, the Company is unable to estimate a reasonable possible loss or range of loss, if any, that may result from this matter.

From 2013 until May 2020, we were involved in several lawsuits with our principal competitor, EMED, which were all settled in May 2020.

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

NOTE 4  STOCK-BASED COMPENSATION

On June 29, 2016, the Board of Directors amended the Company’s 2015 Stock Option Plan (as amended, the “Plan”) authorizing the Company to grant awards to certain executives, key employees, and consultants under the Plan, which was approved by shareholders at the Annual Meeting of Shareholders held on September 6, 2016.  The total number of shares of Common Stock, with respect to which awards may be granted pursuant to the Plan, may not exceed 6,000,000 pursuant to an amendment to the Plan approved by shareholders at their annual meeting on April 23, 2019.

On January 15, 2021, under the Plan, the Company issued to James M. Beck, its Interim Chief Executive Officer, a non-qualified option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $4.37 per share, of which 100,000 vested on January 15, 2021 and 50,000 vested on March 22, 2021.

On March 15, 2021, under the Plan, the Company issued to Linda Tharby, its incoming President and Chief Executive Officer, a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $3.875 per share, subject to vesting as follows: 25% on March 15, 2022 and 25% each twelve months thereafter.

As of March 31, 2021, the Company had options to purchase 3,172,494 shares of Common Stock outstanding to certain executives, key employees and consultants under the Plan, of which 1,250,000 were issued during the three months ended March 31, 2021.

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

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.  All payments were and are pro-rated for partial service.

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

On February 16, 2021, Donald Pettigrew, the Company’s former Chief Executive Officer, exercised options held by him for an aggregate 1,000,000 shares of common stock for an aggregate exercise price of $1,230,000.

On March 22, 2021, our Board of Directors adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Equity Plan”), subject to approval of our shareholders at their annual meeting to be held on May 18, 2021.  There have been no awards made pursuant to the 2021 Equity Plan to date.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2021 and March 31, 2020 was $3.06 and zero, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2021 and March 31, 2020.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.  We have recognized tax benefits associated with stock-based compensation of $43,067 and $15,598 for the three months ended March 31, 2021 and 2020, respectively.

	March 31,
	2021	2020

Dividend yield	0.00%	—
Expected Volatility	74.01%-74.28%	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	—
Risk-free rate	1.2-1.62%	—

The following table summarizes the status of the Plan with respect to time based stock options:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,922,494	$2.46	3,647,000	$1.32
Granted	1,250,000	$3.94	—	$—
Exercised	1,000,000	$1.23	175,000	$0.49
Forfeited	—	$—	—	$—
Outstanding at March 31	3,172,494	$3.43	3,472,000	$1.36
Options exercisable at March 31	803,119	$2.09	1,306,635	$1.05
Weighted average fair value of options granted during the period	—	$3.06	—	$—
Stock-based compensation expense		$1,086,681		$175,239

Total stock-based compensation expense was $1,086,681 and $175,239 for the three months ended March 31, 2021 and March 31, 2020, respectively.  Cash received from option exercises for the three months ended March 31, 2021 and 2020 was $1,230,000 and $85,500, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and March 31, 2020, was $3.8 million and zero, respectively.  There were 1.0 million options exercised during the three months ended March 31, 2021 and 175,000 during the three months ended March 31, 2020.

The following table presents information pertaining to options outstanding at March 31, 2021:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50-$9.76	3,172,494	8.1 years	$3.43	803,119	$2.09

As of March 31, 2021, there was $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of March 31, 2021 and March 31, 2020, was $1,230,434 and $868,012, respectively.

Performance Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2021 and 2020 was zero for both periods.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2021 and March 31, 2020. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

March 31,
	2021	2020

Dividend yield	—	—
Expected Volatility	—	—
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	—	—
Risk-free rate	—	—

The following table summarizes the status of the Plan with respect to performance based stock options:

	Three months Ended March 31,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	1,000,000	$1.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	1,000,000	$1.70	—	$—
Outstanding at March 31	—	$—	1,000,000	$1.70
Options exercisable at March 31	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(408,747)	—	$125,727

Total performance stock-based compensation expense totaled ($408,747) and $125,727 for the three months ended March 31, 2021 and 2020, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and March 31, 2020, was zero for both periods.

The following table presents information pertaining to performance-based options outstanding at March 31, 2021:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

—	—	—	$—	—	$—

As of March 31, 2021, there was zero dollars of total unrecognized compensation cost related to non-vested performance share option based compensation arrangements granted under the Plan.   The total fair value of shares vested as of March 31, 2021 and 2020 was zero for both periods.

NOTE 5  DEBT OBLIGATIONS

On April 14, 2020, the Company issued a promissory note to KeyBank in the aggregate principal amount of $3.5 million (the “Note”) as an extension of its line of credit, replacing its then current line of credit agreement.    The $3.5 million Note is in the form of a variable rate non-disclosable revolving line of credit with an interest rate of Prime Rate announced by the Bank minus 0.75%.  Interest is due monthly, and all principal and unpaid interest is due on June 1, 2021.  The $3.5 million Note may be prepaid at any time prior to maturity with no prepayment penalties.  The $3.5 million Note contains events of default and other provisions customary for a loan of this type.

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

The Company had no amount outstanding against the line of credit as of March 31, 2021.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of March 31, 2021, the Company had no amount outstanding against the PPLSA.

NOTE 6  LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 1 to 2 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020

Operating lease cost	$37,921	$37,922
Short-term lease cost	34,889	5,457
Total lease cost	$72,810	$43,379

Finance lease cost:
Amortization of right-of-use assets	$795	$1,856
Interest on lease liabilities	28	87
Total finance lease cost	$823	$1,943

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,248	$33,616
Financing cash flows from finance leases	803	1,848

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$201,598	$236,846

Operating lease current liabilities	141,869	141,293
Operating lease long term liabilities	59,729	95,553
Total operating lease liabilities	$201,598	$236,846

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(10,934)	(10,139)
Property and equipment, net	$1,791	$2,586

Finance lease current liabilities	1,843	2,646
Finance lease long term liabilities	—	—
Total finance lease liabilities	$1,843	$2,646

	March 31, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	1.1 Years	1.4 Years
Finance leases	0.5 Years	0.7 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	111,554	1,873
2022	97,257	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	208,811	1,873
Less: imputed interest	(7,213)	(30)
Total lease liabilities	$201,598	$1,843

NOTE 7  EQUITY

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

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of March 31, 2021, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program.

NOTE 8  SUBSEQUENT EVENTS

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021 with Linda Tharby, the Company’s President and Chief Executive Officer, the Company issued three restricted stock awards as follows, each vesting subject to employment on the respective vesting date:

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

On April 12, 2021, the Company entered into a Transition Services Agreement with James M. Beck, its then Interim Chief Executive Officer, which terminated his employment agreement dated January 22, 2021 and provides for his transition services for a period of thirty days in exchange for $119,500, to be paid in two cash installments in accordance with the Company’s regular payroll.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with COVID-19, customer ordering patterns, ability to convert inventory to a source of cash, future operating results, Food and Drug Administration regulations, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, the outcome of litigation, and the impact of recent accounting pronouncements. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, the “Company,” “KORU Medical,” “we,” “us” or “our” refers to Repro Med Systems, Inc.

RECENT DEVELOPMENTS

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

On March 15, 2021, Linda Tharby entered into an employment agreement with the Company providing for her appointment as President and Chief Executive Officer of KORU Medical Systems, effective April 12, 2021. Mr. Beck resigned as interim Chief Executive Officer upon the appointment of Ms. Tharby and will continue as a member of the Board of Directors.

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

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core revenues consist of sales of our products for the delivery of SCIg to treat PIDD, CIDP, and other disease states that are not included in novel therapies.  Novel therapies currently consist of revenues from clinical trials, which include sales of pumps, tubing and needles.

Total net sales were $5.4 million, or 14% lower for the three months ended March 31, 2021 as compared to the prior year period.  The decrease was due principally to lower novel therapies compared with last year due to a non-recurring clinical trial, lower pump volume in our domestic core business due to prior year ordering patterns and a one-time pharmaceutical customer pump purchase.  Domestic core net sales also reflected a slowdown in the growth of new patient starts for SCIg therapy.

We incurred a significant amount of expenses totaling $1.3 million during the quarter related to the departure and replacement of our Chief Executive Officer and the recruitment of two new Board members, which included non-cash equity charges of $0.4 million.

Our inventory position increased $1.2 million from at December 31, 2020 as we transition manufacturing to our secondary source.  As transition is completed, this inventory is expected to convert to a source of cash in the future.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to March 31, 2020

Net Sales

The following table summarizes our net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Sales
Domestic Core	$4,412,417	$4,872,766	$(460,349)	(9.4%	)	81.2%	77.0%
Novel Therapies	34,372	468,100	(433,728)	(92.7%	)	0.7%	7.4%
Total Domestic	4,446,789	5,340,866	(894,077)	(16.7%	)	81.9%	84.4%

International Core	978,906	984,867	(5,961)	(0.6%	)	18.0%	15.5%
Novel Therapies	5,256	4,276	980	22.9%		0.1%	0.1%
Total International	984,162	989,143	(4,981)	(0.5%	)	18.1%	15.6%
Total	$5,430,951	$6,330,009	$(899,058)	(14.2%	)

Total net sales decreased $0.9 million or 14.2% for the three months ended March 31, 2021 compared with the same period last year, driven primarily by lower novel therapies of $0.4 million compared with last year due to a non-recurring clinical trial, lower pump volume in our domestic core business of $0.4 million primarily due to prior year ordering patterns and a one-time pharmaceutical customer pump purchase.  Domestic core net sales also reflected a slowdown in the growth of new patient starts for SCIg therapy. International core net sales were $1.0 million, nearly even with the same period last year.

Gross Profit

Our gross profit for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$3,231,854	$3,788,210	$(556,356)	(14.7%	)
Stated as a Percentage of Net Sales	59.5%	59.9%

Gross profit decreased $0.6 million or 14.7% in the three months ended March 31, 2021, compared to the same period in 2020.  This decrease in the quarter was mostly driven by the decrease in net sales of $0.9 million as described above.  Gross margin was slightly lower due primarily to lower volume in pump sales where we have a higher gross margin, partially offset by favorable production variances.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$4,992,829	$2,862,138	$2,130,691	74.4%
Research and development	336,841	256,025	80,816	31.6%
	$5,329,670	$3,118,163	$2,211,507	70.9%
Stated as a Percentage of Net Sales	98.1%	49.3%

Selling, general and administrative expenses increased $2.1 million, or 74.4%, during the three months ended March 31, 2021 compared to the same period last year, mostly due to $1.3 million in costs associated with the departure and replacement of the former chief executive officer and the recruitment of two new Board members, which includes non-cash equity expense of $0.4 million.  Further contributing to the increase was higher salary and related benefits of $0.6 million from new hires in the second half of last year to support commercialization, business development and medical affairs for our pharmaceutical channel initiatives, as well as infrastructure.

Research and development expenses increased $0.1 million during the three months ended March 31, 2021 compared with the same period last year mostly due to increases to support pharmaceutical product development.

Depreciation and amortization

Depreciation and amortization expense increased by 32.4 % to $115,473 in the three months ended March 31, 2021 compared with $87,224 in the three months ended March 31, 2020.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment.

Net Income

	Three Months Ended March 31,			Change from Prior Year
	2021		2020	$
Net (Loss)/Income	$(1,276,138)		$449,428	$(1,725,566)
Stated as a Percentage of Net Sales	(23.5%	)	7.1%

Our net loss for the three months ended March 31, 2021 was $1.3 million compared to net income of $0.4 million for the three months ended March 31, 2020, driven by lower gross profit and higher selling, general and administrative expenses mostly due to costs described above. Offsetting the loss was a tax benefit of $0.5 million resulting from book to tax differences related to stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $26.8 million as of March 31, 2021, which includes the net proceeds from the 2020 capital raise totaling $26.6 million.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, and selling, general and administrative expenses.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash (used in)/provided by operating activities	$(2,605,653)	$153,236
Net cash used in by investing activities	$(102,204)	$(180,138)
Net cash provided by financing activities	$2,167,291	$1,583,652

Operating Activities

Net cash used in operating activities of $2.6 million for the three months ended March 31, 2021 was primarily due to the net loss of $1.3 million, working capital changes which include an increase in inventory of $1.2 million related to the transition of manufacturing to our secondary source, an increase in accounts receivable of $1.0 million due to delayed payments at our largest distributor, as well as a decrease in accrued expenses of $0.9 million most of which was non-cash activity related to the issuance of common stock in settlement of litigation.  Further contributing were deferred tax assets of $0.9 million increased for book to tax differences related to stock option expense.  Offsetting these were primarily non-cash charges for stock-based compensation of $0.7 million, an increase in accounts payable of $1.3 million due to timing of payments and an increase in accrued payroll of $0.4 million related to the separation agreement with our former chief executive officer.

Net cash provided by operating activities of $0.2 million for the three months ended March 31, 2020 was mostly attributable to net income of $0.4 million, non-cash charges for stock-based compensation of $0.4 million, an increase in accounts payable of $0.5 million and an increase in tax liability of $0.2 million.  Offsetting these were an increase in inventory of $0.7 million, and a decrease in accrued expenses of $0.4 million mostly related to cash payments for bonuses accrued for at December 31, 2019, net of current year accrual for bonuses, offset by higher rebates.  Further offsetting the cash provided by operating activities was an increase in prepaid expenses of $0.2 million, as well as higher accounts receivable of $0.2 million.

Investing Activities

Net cash used in investing activities of $0.1 million for the three months ending March 31, 2021 was for capital expenditures for manufacturing and office equipment.

Net cash used in investing activities of $0.2 million for the three months ending March 31, 2020 was for capital expenditures for research and development and strategic initiatives as well as for patent and trademark applications.

Financing Activities

The $2.2 million provided by financing activities for the three months ended March 31, 2021 is from options exercised and the non-cash activity related to the issuance of common stock in settlement of litigation.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

On March 26, 2021, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and its Chief Financial Officer and former Chief Executive Officer, alleging they made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects, in the Company’s earnings communications and Form 10-Q filed during the period August 4, 2020 and January 25, 2021.  The plaintiff is seeking unspecified compensatory damages, an award of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the Court may deem just and proper.  The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against the claims.  Because the litigation is in its early stages, the Company is unable to estimate a reasonable possible loss or range of loss, if any, that may result from this matter.

From 2013 until May 2020, we were involved in several lawsuits with our principal competitor, EMED, which were all settled in May 2020.  Refer to our Form 10-Q for the quarterly period ended June 30, 2020.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.   There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.  All payments were and are pro-rated for partial service. The Company issued an aggregate 10,124 shares of common stock to its non-employee directors during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, 1,250,000 options to purchase shares of the Company’s common stock were issued to key employees under the Company’s 2015 Stock Option Plan, as amended, as follows:

●	on January 15, 2021, options to purchase up to 150,000 shares to the Company’s interim Chief Executive Officer at an exercise price of $4.37 per share, of which all have vested;

●	on March 15, 2021, options to purchase up to 1,000,000 shares to the Company’s incoming President and Chief Executive Officer at an exercise price of $3.875 per share, subject to vesting; and

●	on March 1, 2021, options to purchase up to 100,000 shares to a key employee at an exercise price of $3.94 per share, subject to vesting.

On February 16, 2021, Donald Pettigrew, the Company’s former Chief Executive Officer, exercised options held by him for an aggregate 1,000,000 shares of common stock for an aggregate exercise price of $1,230,000.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of March 31, 2021, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program.

The following table sets forth information regarding our repurchases of securities for each calendar month in the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2021	—	$0.00	—	$6,500,642
February 1 to 28, 2021	—	0.00	—	$6,500,642
March 1 to 31, 2021	—	0.00	—	$6,500,642
Total	—	$0.00	—

PART II – ITEM 6.  EXHIBITS.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

May 12, 2021	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

May 12, 2021	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)