Form 10-Q
period 2021-06-30
REPRO MED SYSTEMS INC
filed 2021-08-11
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes  [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes  [X] No

As of August 11, 2021, 44,511,162 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

REPRO MED SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,538,478	$27,315,286
Accounts receivable less allowance for doubtful accounts of $24,469 for June 30, 2021, and December 31, 2020	2,577,400	2,572,954
Inventory	7,562,750	6,829,772
Prepaid expenses	461,553	807,780
TOTAL CURRENT ASSETS	37,140,181	37,525,792
Property and equipment, net	1,110,550	1,167,623
Intangible assets, net of accumulated amortization of $232,820 and $199,899 at June 30, 2021 and December 31, 2020, respectively	834,644	843,587
Operating lease right-of-use assets	166,483	236,846
Deferred income tax assets, net	1,327,230	125,274
Other assets	19,812	19,812
TOTAL ASSETS	$40,598,900	$39,918,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,005,653	$624,920
Accrued expenses	1,771,666	2,610,413
Accrued payroll and related taxes	390,326	287,130
Finance lease liability – current	1,030	2,646
Operating lease liability – current	142,450	141,293
TOTAL CURRENT LIABILITIES	3,311,125	3,666,402
Operating lease liability, net of current portion	24,033	95,553
TOTAL LIABILITIES	3,335,158	3,761,955
Commitments and contingencies (Refer to Note 3)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 47,910,676 and 46,680,119 shares issued 44,490,174 and 43,259,617 shares outstanding at June 30, 2021, and December 31, 2020, respectively	479,106	466,801
Additional paid-in capital	39,376,131	35,880,986
Treasury stock, 3,420,502 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(3,843,562)	(3,843,562)
Retained earnings	1,252,067	3,652,754
TOTAL STOCKHOLDERS’ EQUITY	37,263,742	36,156,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,598,900	$39,918,934

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET SALES	$5,528,174	$7,708,904	$10,959,125	$14,038,913
Cost of goods sold	2,317,990	2,799,024	4,517,087	5,340,823
Gross Profit	3,210,184	4,909,880	6,442,038	8,698,090

OPERATING EXPENSES
Selling, general and administrative	4,085,945	3,201,831	9,078,774	5,964,811
Litigation	—	2,346,914	—	2,446,072
Research and development	386,878	298,196	723,719	554,221
Depreciation and amortization	118,415	94,940	233,888	182,164
Total Operating Expenses	4,591,238	5,941,881	10,036,381	9,147,268

Net Operating Loss	(1,381,054)	(1,032,001)	(3,594,343)	(449,178)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	1,239	(2,594)	(14,478)	(13,091)
(Loss)/Gain on disposal of fixed assets, net	—	(5,522)	736	(5,522)
Interest income, net	9,950	(5,002)	19,721	14,028
TOTAL OTHER INCOME/(EXPENSE)	11,189	(13,118)	5,979	(4,585)

LOSS BEFORE INCOME TAXES	(1,369,865)	(1,045,119)	(3,588,364)	(453,763)

Income Tax Benefit/(Expense)	245,316	(30,919)	1,187,677	(172,847)

NET LOSS	$(1,124,549)	$(1,076,038)	$(2,400,687)	$(626,610)

NET LOSS PER SHARE

Basic	$(0.03)	$(0.03)	$(0.05)	$(0.02)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	44,489,853	40,361,924	44,226,936	40,018,559
Diluted	44,489,853	40,361,924	44,226,936	40,018,559

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,400,687)	$(626,610)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation expense	1,339,356	784,821
Stock-based litigation settlement expense	—	1,285,102
Depreciation and amortization	233,888	182,164
Deferred income taxes	(1,201,956)	(145,770)
(Gain)/Loss on disposal of fixed assets	(736)	5,522
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(4,446)	268,619
Increase in inventory	(732,978)	(1,278,811)
Decrease/(Increase) in prepaid expenses and other assets	346,227	(156,316)
Increase in accounts payable	380,733	347,350
Increase in accrued payroll and related taxes	103,196	333,272
(Decrease)/Increase in accrued expenses	(838,747)	1,389,588
Increase in accrued tax liability	—	318,618
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,776,150)	2,707,549

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(152,223)	(363,750)
Proceeds from disposal of property and equipment	9,065	—
Purchases of intangible assets	(23,978)	(149,523)
NET CASH USED IN INVESTING ACTIVITIES	(167,136)	(513,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from indebtedness	—	3,500,000
Proceeds from issuance of equity	1,230,000	26,567,861
Common stock issuance as settlement for litigation	938,094	—
Payments on finance lease liability	(1,616)	(3,717)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,166,478	30,064,144

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(776,808)	32,258,420
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,315,286	5,870,929
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,538,478	$38,129,349

Supplemental Information
Cash paid during the periods for:
Interest	$47	$13,554
Income Taxes	$850	$—

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$153,446	$120,004
Issuance of common stock as settlement for litigation	$938,094	$938,094

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Three and Six Months Ended June 30, 2021

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	10,124	101	56,149	—	—	56,250
Compensation expense related to stock options	—	—	677,934	—	—	677,934
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,110,580	11,106	1,218,894	—	—	1,230,000
Net income	—	—	—	(1,276,138)	—	(1,276,138)
BALANCE, MARCH 31, 2021	47,896,061	$478,960	$38,771,105	$2,376,616	$(3,843,562)	$37,783,119

Issuance of stock-based compensation	14,615	146	97,050	—	—	97,196
Compensation expense related to stock options	—	—	441,841	—	—	441,841
Compensation expense related to restricted stock awards	—	—	66,135	—	—	66,135
Issuance upon options exercised	—	—	—	—	—	—
Net loss	—	—	—	(1,124,549)	—	(1,124,549)
BALANCE, JUNE 30, 2021	47,910,676	$479,106	$39,376,131	$1,252,067	$(3,843,562)	$37,263,742

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Three and Six Months Ended June 30, 2020

BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

Issuance of stock-based compensation	9,189	92	59,910	—	—	60,002
Compensation expense related to stock options	—	—	300,966	—	—	300,966
Issuance upon options exercised	175,000	1,750	83,750	—	—	85,500
Net income	—	—	—	449,428	—	449,428
BALANCE, MARCH 31, 2020	42,423,977	$424,240	$6,737,695	$5,314,245	$(344,204)	$12,131,976

Issuance of stock-based compensation	7,999	80	59,922	—	—	60,002
Compensation expense related to stock options	—	—	363,851	—	—	363,851
Litigation settlement options	—	—	347,008	—	—	347,008
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	519,156	5,192	5,189	—	—	10,381
Capital raise	3,593,750	35,937	26,436,043	—	—	26,471,980
Net loss	—	—	—	(1,076,038)	—	(1,076,038)
BALANCE, JUNE 30, 2020	46,640,120	$466,401	$34,886,850	$4,238,207	$(344,204)	$39,247,254

REPRO MED SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The Company also maintains an omnibus equity incentive plan. There have been no awards made pursuant to this plan.

The Company issues restricted stock awards. Restricted stock awards are equity classified and measured at the fair market value of the underlying stock at the grant date. The fair value of restricted stock awards vesting at certain market capitalization thresholds were estimated on the date of grant using the Brownian Motion Monte Carlo lattice model. The fair value of restricted stock awards with time-based vesting were estimated on the date of grant at the current stock price. We recognize restricted stock expense using the straight-line attribution method over the requisite service period and account for forfeitures as they occur.

NET INCOME PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year.  Diluted earnings per share include only an increase in the weighted average shares by the common shares issuable upon exercise of employee and consultant stock options.  See “NOTE 4 — STOCK-BASED COMPENSATION” for further detail.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(1,124,549)	$(1,076,038)	$(2,400,687)	$(626,610)

Weighted Average Outstanding Shares:
Outstanding shares	44,489,853	40,361,924	44,226,936	40,018,559
Option shares includable	— (a)	— (a)	— (a)	— (a)
	44,489,853	40,361,924	44,226,936	40,018,559

Net loss per share
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.02)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.02)

__________

(a)	For the three months ended June 30, 2021, and 2020, option shares of 224,336 and 162,831 respectively, were not included as the impact is anti-dilutive. For the six months ended June 30, 2021, and 2020, option shares of 214,132 and 182,575 respectively, were not included as the impact is anti-dilutive. For the three and six months ended June 30, 2021 and 2020, restricted shares of 1,000,000 and zero respectively, were not included as the impact is anti-dilutive.

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

REVENUE RECOGNITION

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  We adopted this ASU effective January 1, 2018, on a full retrospective basis.  Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures.  As such, prior period financial statements were not recast.

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

The following table summarizes net sales by geography for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales
Domestic	$4,645,770	$6,745,810	$9,092,559	$12,086,676
International	882,404	963,094	1,866,566	1,952,237
Total	$5,528,174	$7,708,904	$10,959,125	$14,038,913

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing several exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted this standard on January 1, 2021, and it had no impact on our financial statement disclosures.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2021.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through June 30, 2021.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2021	December 31, 2020

Furniture and office equipment	$787,694	$753,536
Leasehold improvements	556,907	542,796
Manufacturing equipment and tooling	1,922,196	1,856,909
Total property and equipment	3,266,797	3,153,241
Less: accumulated depreciation and amortization	(2,156,247)	(1,985,618)
Property and equipment, net	$1,110,550	$1,167,623

Depreciation expense was $100,564 and $79,245 for the three months ended June 30, 2021 and 2020, respectively, and $200,967 and $152,013 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

On July 12, 2021, the lead plaintiff filed a notice of voluntary dismissal without prejudice of the claims in the previously disclosed putative class action lawsuit filed in the United States District Court for the Southern District of New York against the Company and its Chief Financial Officer and former Chief Executive Officer, alleging they made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects, in the Company’s earnings communications and Form 10-Q filed during the period August 4, 2020 and January 25, 2021.

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

On February 15, 2021, under the Plan, the Company issued to James M. Beck, its Interim Chief Executive Officer, a non-qualified option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $4.37 per share, of which 100,000 vested on February 15, 2021 and 50,000 vested on March 22, 2021.

On March 15, 2021, under the Plan, the Company issued to Linda Tharby, its incoming President and Chief Executive Officer, a non-qualified stock option to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $3.875 per share, subject to vesting as follows: 25% on March 15, 2022 and 25% each twelve months thereafter.

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date.

As of June 30, 2021, the Company had options to purchase 3,072,494 shares of Common Stock outstanding to certain executives, key employees and consultants under the Plan, of which 1,150,000 were issued during the six months ended June 30, 2021.

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

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.   Effective May 18, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. All payments were and are pro-rated for partial service.

On May 20, 2020, the Company entered into a Settlement Agreement with EMED Technologies Corporation (“EMED”) to settle all claims in connection with all pending litigation matters between them.  Pursuant to the Settlement Agreement, the Company issued to EMED (i) 95,238 restricted stock units, which vested on May 21, 2020, and 95,238 restricted stock units, which vested on January 1, 2021, and (ii) an option to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $11.21 per share prior to February 1, 2021, which was not exercised.

On February 16, 2021, Donald Pettigrew, the Company’s former Chief Executive Officer, exercised options held by him for an aggregate 1,000,000 shares of common stock for an aggregate exercise price of $1,230,000.

On March 18, 2021, our shareholders approved the Company’s 2021 Omnibus Equity Incentive Plan (the “2021 Equity Plan”). There have been no awards made pursuant to the 2021 Equity Plan to date.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the six months ended June 30, 2021 and June 30, 2020 was $3.06 and $6.68, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2021 and June 30, 2020. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $9,817 and $31,196 for the six months ended June 30, 2021 and 2020, respectively.

	June 30,
	2021	2020

Dividend yield	0.00%	0.00%
Expected Volatility	74.01%-74.28%	62.1%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	1.20%-1.62%	0.63%

The following table summarizes the status of the Plan with respect to time based stock options:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,922,494	$2.46	3,647,000	$1.32
Granted	1,250,000	$3.94	60,000	$9.76
Exercised	1,000,000	$1.23	722,000	$0.58
Forfeited	100,000	$3.94	200,000	$2.09
Outstanding at June 30	3,072,494	$3.41	2,785,000	$1.64
Options exercisable at June 30	871,244	$2.18	812,760	$1.37
Weighted average fair value of options granted during the period	—	$3.06	—	$6.68
Stock-based compensation expense	—	$1,528,522	—	$290,991

Total stock-based compensation expense was $1,528,522 and $290,991 for the six months ended June 30, 2021, and 2020, respectively. Cash received from option exercises for the six months ended June 30, 2021, and 2020 was $1,230,000 and $95,880, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021, and 2020 was $3.8 million and $0.4 million, respectively.  There were 1.0 million options exercised during the six months ended June 30, 2021, and 722,000 during the six months ended June 30, 2020.

The following table presents information pertaining to options outstanding at June 30, 2021:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50-$9.76	3,072,494	7.7 years	$3.41	871,244	$2.18

As of June 30, 2021, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of June 30, 2021, and June 30, 2020, was $1,378,220 and $1,110,068, respectively.

Performance Based Stock Options

There were no stock options granted during the six months ended June 30, 2021, and 2020.

The following table summarizes the status of the Plan with respect to performance-based stock options:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	1,000,000	$1.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	1,000,000	$1.70	—	$—
Outstanding at June 30	—	$—	1,000,000	$1.70
Options exercisable at June 30	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(408,747)	—	$373,826

Total performance stock-based compensation expense totaled ($408,747) and $373,826 for the six months ended June 30, 2021, and 2020, respectively. All performance-based stock options were forfeited as of June 30, 2021, and there was no unrecognized compensation cost remaining.

Restricted Stock Awards

The following table summarizes the activities for our unvested restricted stock awards for the six months ended June 30, 2021, and 2020.

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	1,000,000	$3.01	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at June 30	1,000,000	$3.01	—	$—

As of June 30, 2021, there was $2,458,451 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $13,888 and zero for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 — DEBT OBLIGATIONS

On April 14, 2020, the Company issued a promissory note to KeyBank in the aggregate principal amount of $3.5 million (the “Note”) as an extension of its line of credit, replacing its then current line of credit agreement.  The $3.5 million Note is in the form of a variable rate non-disclosable revolving line of credit with an interest rate of Prime Rate announced by the Bank minus 0.75%.  The Note was renewed on June 24, 2021, in the same form with an interest rate of Prime Rate announced by the Bank minus 1.50%. Interest is due monthly, and all principal and unpaid interest is due on June 1, 2022.  The $3.5 million Note may be prepaid at any time prior to maturity with no prepayment penalties.  The $3.5 million Note contains events of default and other provisions customary for a loan of this type.

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

The Company had no amount outstanding against the line of credit as of June 30, 2021.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of June 30, 2021, the Company had no amount outstanding against the PPLSA.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of one year, some of which include options to extend the leases monthly and annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating lease cost	$37,369	$37,921	$75,290	$75,843
Short-term lease cost	33,548	8,231	68,437	13,688
Total lease cost	$70,917	$46,152	$143,727	$89,531

Finance lease cost:
Amortization of right-of-use assets	$794	$1,855	$1,589	$3,711
Interest on lease liabilities	19	65	47	152
Total finance lease cost	$813	$1,920	$1,636	$3,863

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,363	$67,633
Financing cash flows from finance leases	1,616	3,717

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$166,483	$236,846

Operating lease current liabilities	142,450	141,293
Operating lease long term liabilities	24,033	95,553
Total operating lease liabilities	$166,483	$236,846

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(11,729)	(10,139)
Property and equipment, net	$996	$2,586

Finance lease current liabilities	1,030	2,646
Finance lease long term liabilities	—	—
Total finance lease liabilities	$1,030	$2,646

	June 30, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	0.9 Years	1.4 Years
Finance leases	0.4 Years	0.7 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	74,185	1,042
2022	97,257	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	171,442	1,042
Less: imputed interest	(4,959)	(12)
Total lease liabilities	$166,483	$1,030

NOTE 7 — EQUITY

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

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of June 30, 2021, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program.

NOTE 8 — SUBSEQUENT EVENTS

On July 12, 2021, the lead plaintiff filed a notice of voluntary dismissal without prejudice of the claims in the previously disclosed putative class action lawsuit filed in the United States District Court for the Southern District of New York against the Company and its Chief Financial Officer and former Chief Executive Officer, alleging they made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects, in the Company’s earnings communications and Form 10-Q filed during the period August 4, 2020 and January 25, 2021.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with COVID-19, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, our ability to convert inventory to a source of cash, future operating results, growth of new patient starts, Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

KORU Medical continues to monitor its operations and government recommendations as they relate to the COVID-19 pandemic. We cannot predict the effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results.  For example, our future net sales growth may continue to be impacted due to fewer new prescriptions for individuals with Primary Immune Deficiency Disease (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) as a result of patients not seeking care during the pandemic. We believe that the pandemic has precipitated limited availability and rising costs of raw materials and labor, which may impact our financial results if current trends continue.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core revenues consist of sales of our products for the delivery of SCIg to treat PIDD, CIDP, and other disease states that are FDA cleared for use with the KORU syringe driver.  Novel therapies consist of revenues from clinical trials, which consist of sales of syringe drivers, tubing and needles, as well as non-recurring engineering services.

Total net sales were $5.5 million, or 28% lower for the three months ended June 30, 2021, as compared to the prior year period, where we saw stocking orders of approximately $1.1 million that we believe were due to the uncertainty of the pandemic, as well as higher novel therapies sales of $1.2 million from non-recurring clinical trials. Sequential quarter net sales from the three months ended March 31, 2021, grew 2%, driven by domestic core growth of 4%. Both the overall domestic market and our end-user sales to the specialty pharmacy channel grew mid-single digits through the second quarter of 2021, we believe indicating market recovery in new patient starts for SCIg therapy.

Our inventory position increased $0.7 million from December 31, 2020, as we transition manufacturing to our secondary source.

RESULTS OF OPERATIONS

Three months ended June 30, 2021, compared to June 30, 2020

Net Sales

The following table summarizes our net sales for the three months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Sales
Domestic Core	$4,597,797	$5,557,577	$(959,780)	(17.3%	)	83.2%	72.1%
Novel Therapies	47,973	1,188,233	(1,140,260)	(96.0%	)	0.9%	15.4%
Total Domestic	4,645,770	6,745,810	(2,100,040)	(31.1%	)	84.1%	87.5%

International Core	859,694	853,043	6,651	0.8%		15.5%	11.1%
Novel Therapies	22,710	110,051	(87,341)	(79.4%	)	0.4%	1.4%
Total International	882,404	963,094	(80,690)	(8.4%	)	15.9%	12.5%
Total	$5,528,174	$7,708,904	$(2,180,730)	(28.3%	)

Total net sales decreased $2.2 million, or 28.3%, for the three months ended June 30, 2021, as compared with the same period last year, driven primarily by lower novel therapies sales of $1.2 million compared with last year due to a non-recurring clinical trial last year, and lower domestic core sales to our largest distributor, where we believe pandemic related stocking occurred last year. International core net sales were $0.9 million, up 1% compared with the same period last year.

Gross Profit

Our gross profit for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$3,210,184	$4,909,880	$(1,699,696)	(34.6%	)
Stated as a Percentage of Net Sales	58.1%	63.7%

Gross profit decreased $1.7 million or 34.6% in the three months ended June 30, 2021, compared to the same period in 2020.  This decrease in the quarter was mostly driven by the decrease in net sales of $2.2 million as described above.  Gross margin was negatively impacted by lower volumes, resulting in unfavorable absorption in the quarter.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative, litigation and research and development costs for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$4,085,945	$3,201,831	$884,114	27.6%
Litigation	—	2,346,914	(2,346,914)	(100.0%	)
Research and development	386,878	298,196	88,682	29.7%
	$4,472,823	$5,846,941	$(1,374,118)	(23.5%	)
Stated as a Percentage of Net Sales	80.9%	75.9%

Selling, general and administrative expenses increased $0.9 million, or 27.6%, during the three months ended June 30, 2021 compared to the same period last year, mostly due to $0.5 million in market research, testing and consulting fees all to support commercialization, regulatory and strategic initiatives, $0.2 million in costs associated with the departure and replacement of the former chief executive officer, as well as higher board of director fees and directors and officers liability insurance of $0.2 million.

Litigation fees were zero for the three months ended June 30, 2021 compared to the same period last year as a result of the settlement reached with our competitor last year.

Research and development expenses increased $0.1 million during the three months ended June 30, 2021 compared with the same period last year mostly due to higher consulting fees to support product development for novel therapies.

Depreciation and amortization

Depreciation and amortization expense increased by 24.7 % to $118,415 in the three months ended June 30, 2021 compared with $94,940 in the three months ended June 30, 2020.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment.

Net Income

	Three Months Ended June 30,				Change from Prior Year
	2021		2020		$	%
Net Loss	$(1,124,549)		$(1,076,038)		$(48,511)	(4.5%	)
Stated as a Percentage of Net Sales	(20.3%	)	(14.0%	)

Our net loss increased $48,511 in the three months ended June 30, 2021 compared with the same period last year mostly driven by lower gross profit and higher selling, general and administrative expenses, offset by lower litigation costs all as described above.

Six months ended June 30, 2021 compared to June 30, 2020

Net Sales

The following table summarizes our net sales for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Sales
Domestic Core	$9,010,214	$10,430,343	$(1,420,129)	(13.6%	)	82.2%	74.3%
Novel Therapies	82,345	1,656,333	(1,573,988)	(95.0%	)	0.8%	11.8%
Total Domestic	9,092,559	12,086,676	(2,994,117)	(24.8%	)	83.0%	86.1%

International Core	1,838,600	1,837,910	690	0.0%		16.8%	13.1%
Novel Therapies	27,966	114,327	(86,361)	(75.5%	)	0.2%	0.8%
Total International	1,866,566	1,952,237	(85,671)	(4.4%	)	17.0%	13.9%
Total	$10,959,125	$14,038,913	$(3,079,788)	(21.9%	)

Total net sales decreased $3.1 million or 21.9% for the six months ended June 30, 2021, as compared to the prior year period, driven primarily by lower novel therapies sales of $1.7 million compared with last year due to a non-recurring clinical trial last year and lower domestic core net sales driven by what we believe to be pandemic related stocking last year at our largest distributor. International core net sales were $1.8 million tracking even with the same period last year.

Gross Profit

Our gross profit for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$6,442,038	$8,698,090	$(2,256,052)	(25.9%	)
Stated as a Percentage of Net Sales	58.8%	62.0%

Gross profit decreased $2.3 million or 25.9% in the six months ended June 30, 2021, compared to the same period last year. Gross margin decreased primarily due to under absorption due to lower volume.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$9,078,774	$5,964,811	$3,113,963	52.2%
Litigation	—	2,446,072	(2,446,072)	(100.0%	)
Research and development	723,719	554,221	169,498	30.6%
	$9,802,493	$8,965,104	$837,389	9.3%
Stated as a Percentage of Net Sales	89.4%	63.9%

Selling, general and administrative expenses increased $3.1 million, or 52.2%, during the six months ended June 30, 2021 compared to the same period last year, mostly due to $1.6 million in costs associated with the departure and replacement of the former chief executive officer and the recruitment of two new Board members, which includes non-cash equity expense of $0.4 million.  Further contributing to the increase was the rollout impact of higher salary and related benefits of $0.9 million from new hires in the second half of last year to support commercialization, business development and medical affairs for our novel therapies initiatives, as well as infrastructure. Market research, testing and consulting fees to support commercialization and regulatory filings also contributed $0.6 million, as well as higher director fees and director and officer liability insurance of $0.4 million. Offsetting these expenses were lower professional fees, the Covid-related heroes bonus paid last year and other miscellaneous expenses in aggregate $0.4 million. Litigation expense was lower by $2.4 million as a result of the settlement agreement entered into last year.

Research and development expenses increased $0.2 million during the six months ended June 30, 2021 compared with the same period last year mostly due to increases to support product development for novel therapies.

Depreciation and amortization

Depreciation and amortization expense increased by 28.4% to $233,888 in the six months ended June 30, 2021 compared with $182,164 in the six months ended June 30, 2020.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment.

Net (Loss)/Income

	Six Months Ended June 30,				Change from Prior Year
	2021		2020		$	%
Net Loss	$(2,400,687)		$(626,610)		$(1,774,077)	(283.1%	)
Stated as a Percentage of Net Sales	(21.9%	)	(4.5%	)

Our net loss for the six months ended June 30, 2021 was $2.4 million compared to net loss of $0.6 million for the six months ended June 30, 2020, driven by lower gross profit and higher selling, general and administrative expenses, offset by litigation expenses incurred last year, all as described above. Offsetting the loss was a tax benefit of $0.5 million resulting from book to tax differences related to stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $26.5 million as of June 30, 2021.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, and selling, general and administrative expenses.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net cash (used in)/provided by operating activities	$(2,776,150)	$2,707,549
Net cash used in investing activities	$(167,136)	$(513,273)
Net cash provided by financing activities	$2,166,478	$30,064,144

Operating Activities

Net cash used in operating activities of $2.8 million for the six months ended June 30, 2021 was primarily due to the net loss of $2.4 million, working capital changes which included an increase in inventory of $0.7 million related to the transition of manufacturing to our secondary source, and a decrease in accrued expenses of $0.8 million most of which was non-cash activity related to the issuance of common stock in settlement of litigation, offset by an increase in accounts payable of $0.4 million and a decrease in prepaids of $0.3 million related to insurance payments.  Further contributing were deferred tax assets of $1.2 million increased for book to tax differences related to stock option expense.  Offsetting these were primarily non-cash charges for stock-based compensation of $1.3 million, and depreciation and amortization of $0.2 million.

Net cash provided by operating activities of $2.7 million for the six months ended June 30, 2020, was mostly attributable to non-cash charges for stock-based compensation and litigation settlement expense of $2.1 million, an increase in accounts payable, accrued expenses and accrued payroll of $2.1 million, driven by the litigation settlement with EMED, the capital raise and customer rebates. Further adding to the cash provided by operating activities was an increase in tax liability of $0.3 million, resulting from book tax differences related to option expense.  Collection against accounts receivable also contributed $0.3 million.  Offsetting these were an increase in inventory of $1.3 million as we built inventory to keep pace with sales growth and to insure timely order fulfillment.

Investing Activities

Net cash used in investing activities of $0.2 million for the six months ending June 30, 2021, was for capital expenditures for manufacturing and office equipment.

Net cash used in investing activities of $0.5 million for the six months ending June 30, 2020, was for capital expenditures for research and development and strategic initiatives as well as for patent and trademark applications.

Financing Activities

The $2.2 million provided by financing activities for the six months ended June 30, 2021, is from options exercised and the non-cash activity related to the issuance of common stock in settlement of litigation.

The $30.1 million provided by financing activities for the six months ended June 30, 2020, is from the $26.5 million capital raise, net of expenses, a $3.5 million draw on the line of credit and $0.1 million from options exercised.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

On July 12, 2021, the lead plaintiff filed a notice of voluntary dismissal without prejudice of the claims in the previously disclosed putative class action lawsuit filed in the United States District Court for the Southern District of New York against the Company and its Chief Financial Officer and former Chief Executive Officer, alleging they made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects, in the Company’s earnings communications and Form 10-Q filed during the period August 4, 2020 and January 25, 2021.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate 14,615 shares of common stock to its non-employee directors during the three months ended June 30, 2021 in accordance with its non-employee director compensation program.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may choose to purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of December 31, 2020, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program. No purchases have been made since that time, as we continue to evaluate our cash needs in connection with strategic planning under the leadership of our new Chief Executive Officer.

PART II – ITEM 6.  EXHIBITS.

10.1	Summary of Non-Employee Director Compensation (effective May 18, 2021)

10.2	Repro Med Systems, Inc. 2021 Omnibus Equity Incentive Plan

10.3	Form of non-qualified/incentive stock option award agreement pursuant to the 2021 Omnibus Equity Inventive Plan

10.4	Form of Indemnification Agreement between Repro Med Systems, Inc. and each of its directors and executive officers

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

August 11, 2021	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

August 11, 2021	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)