Form 10-Q
period 2021-09-30
REPRO MED SYSTEMS INC
filed 2021-11-10
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 10, 2021, 44,561,160 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

REPRO MED SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,233,411	$27,315,286
Accounts receivable less allowance for doubtful accounts of $24,469 for September 30, 2021 and December 31, 2020	3,122,665	2,572,954
Inventory	6,967,932	6,829,772
Prepaid expenses	1,336,819	807,780
TOTAL CURRENT ASSETS	37,660,827	37,525,792
Property and equipment, net	1,159,819	1,167,623
Intangible assets, net of accumulated amortization of $248,252 and $199,899 at September 30, 2021 and December 31, 2020, respectively	821,071	843,587
Operating lease right-of-use assets	131,228	236,846
Deferred income tax assets, net	1,565,334	125,274
Other assets	19,812	19,812
TOTAL ASSETS	$41,358,091	$39,918,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,385,413	$624,920
Accrued expenses	2,036,848	2,610,413
Accrued payroll and related taxes	332,814	287,130
Finance lease liability – current	414	2,646
Operating lease liability – current	131,228	141,293
Note Payable	673,133	—
TOTAL CURRENT LIABILITIES	4,559,850	3,666,402
Operating lease liability, net of current portion	—	95,553
TOTAL LIABILITIES	4,559,850	3,761,955
Commitments and contingencies (Refer to Note 3)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 47,931,664 and 46,680,119 shares issued 44,511,162 and 43,259,617 shares outstanding at September 30, 2021 and December 31, 2020, respectively	479,317	466,801
Additional paid-in capital	40,004,197	35,880,986
Treasury stock, 3,420,502 shares at September 30, 2021 and December 31, 2020, at cost	(3,843,562)	(3,843,562)
Retained earnings	158,289	3,652,754
TOTAL STOCKHOLDERS’ EQUITY	36,798,241	36,156,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,358,091	$39,918,934

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET SALES	$6,040,544	$6,080,315	$16,999,669	$20,119,228
Cost of goods sold	2,544,794	2,139,592	7,061,881	7,480,415
Gross Profit	3,495,750	3,940,723	9,937,788	12,638,813

OPERATING EXPENSES
Selling, general and administrative	3,901,830	3,075,169	12,980,604	9,039,980
Litigation	—	675	—	2,446,747
Research and development	800,020	390,416	1,523,739	944,637
Depreciation and amortization	115,934	115,637	349,822	297,801
Total Operating Expenses	4,817,784	3,581,897	14,854,165	12,729,165

Net Operating (Loss)/Profit	(1,322,034)	358,826	(4,916,377)	(90,352)

Non-Operating (Expense)/Income
(Loss)/Gain on currency exchange	(7,283)	1,927	(21,761)	(11,164)
Gain on disposal of fixed assets, net	273	22,113	1,009	16,591
Interest (expense)/income, net	(2,838)	9,662	16,883	23,690
TOTAL OTHER (EXPENSE)/INCOME	(9,848)	33,702	(3,869)	29,117

(LOSS)/INCOME BEFORE INCOME TAXES	(1,331,882)	392,528	(4,920,246)	(61,235)

Income Tax Benefit/(Expense)	238,104	(143,353)	1,425,781	(316,200)

NET (LOSS)/INCOME	$(1,093,778)	$249,175	$(3,494,465)	$(377,435)

NET (LOSS)/INCOME PER SHARE

Basic	$(0.02)	$0.01	$(0.08)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	44,322,335	43,914,542	44,510,021	41,326,815
Diluted	44,322,335	44,119,511	44,510,021	41,326,815

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,494,465)	$(377,435)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation expense	1,967,632	1,191,146
Stock-based litigation settlement expense	—	1,285,102
Depreciation and amortization	349,822	297,801
Deferred income taxes	(1,440,060)	(161,368)
Gain on disposal of fixed assets	(1,009)	(16,591)

Changes in operating assets and liabilities:
Increase in accounts receivable	(549,711)	(502,075)
Increase in inventory	(138,160)	(3,244,662)
Increase in prepaid expenses and other assets	(529,039)	(457,330)
Increase in accounts payable	760,493	790,414
Increase in accrued payroll and related taxes	45,684	249,879
(Decrease)/Increase in accrued expenses	(573,565)	1,754,970
Increase in accrued tax liability	—	158,586
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(3,602,378)	968,437

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(301,720)	(908,323)
Proceeds from disposal of property and equipment	9,065	25,000
Purchases of intangible assets	(25,838)	(124,216)
NET CASH USED IN INVESTING ACTIVITIES	(318,493)	(1,007,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from indebtedness	924,389	4,976,508
Payments on indebtedness	(251,255)	(4,976,508)
Proceeds from issuance of equity	1,230,000	26,606,486
Common stock issuance as settlement for litigation	938,094	—
Payments on finance lease liability	(2,232)	(4,502)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,838,996	26,601,984

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,081,875)	26,562,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,315,286	5,870,929
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,233,411	$32,433,811

Supplemental Information
Cash paid during the periods for:
Interest	$6,194	$27,698
Income Taxes	$850	$318,983

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$295,947	$180,006
Issuance of common stock as settlement for litigation	$938,094	$938,094

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Three and Nine Months Ended September 30, 2021

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	10,124	101	56,149	—	—	56,250
Compensation expense related to stock options	—	—	677,934	—	—	677,934
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,110,580	11,106	1,218,894	—	—	1,230,000
Net loss	—	—	—	(1,276,138)	—	(1,276,138)
BALANCE, MARCH 31, 2021	47,896,061	$478,960	$38,771,105	$2,376,616	$(3,843,562)	$37,783,119

Issuance of stock-based compensation	14,615	146	97,050	—	—	97,196
Compensation expense related to stock options	—	—	441,841	—	—	441,841
Compensation expense related to restricted stock awards	—	—	66,135	—	—	66,135
Net loss	—	—	—	(1,124,549)	—	(1,124,549)
BALANCE, JUNE 30, 2021	47,910,676	$479,106	$39,376,131	$1,252,067	$(3,843,562)	$37,263,742

Issuance of stock-based compensation	20,988	211	142,290	—	—	142,501
Compensation expense related to stock options	—	—	406,414	—	—	406,414
Compensation expense related to restricted stock awards	—	—	79,362	—	—	79,362
Net loss	—	—	—	(1,093,778)	—	(1,093,778)
BALANCE, SEPTEMBER 30, 2021	47,931,664	$479,317	$40,004,197	$158,289	$(3,843,562)	$36,798,241

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

The Company also maintains an omnibus equity incentive plan. To date the Company has only granted shares of stock for director fees under this plan and those shares of stock granted are recorded at the fair value of the shares at the grant date.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020

Net (loss)/income	$(1,093,778)	$249,175		$(3,494,465)	$(377,435)

Weighted Average Outstanding Shares:
Outstanding shares	44,322,335	43,914,542		44,510,021	41,326,815
Option shares includable	— (a)	204,969	(a)	— (a)	— (a)
	44,322,335	44,119,511		44,510,021	41,326,815

Net (loss)/income per share
Basic	$(0.02)	$0.01		$(0.08)	$(0.01)
Diluted	$(0.02)	$0.01		$(0.08)	$(0.01)

__________

(a)	For the three months ended September 30, 2021, option shares of 296,504 were not included as the impact is anti-dilutive. For the nine months ended September 30, 2021, and 2020, option shares of 244,422 and 203,121 respectively, were not included as the impact is anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, restricted shares of 1,000,000 and zero respectively, were not included as the impact is anti-dilutive.

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

The following table summarizes net sales by geography for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales
Domestic	$5,254,336	$5,372,536	$14,346,895	$17,459,212
International	786,208	707,779	2,652,774	2,660,016
Total	$6,040,544	$6,080,315	$16,999,669	$20,119,228

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2021.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through September 30, 2021.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2021	December 31, 2020

Furniture and office equipment	$799,761	$753,536
Leasehold improvements	556,907	542,796
Manufacturing equipment and tooling	2,028,807	1,856,909
Total property and equipment	3,385,475	3,153,241
Less: accumulated depreciation and amortization	(2,225,656)	(1,985,618)
Property and equipment, net	$1,159,819	$1,167,623

Depreciation expense was $100,502 and $99,071 for the three months ended September 30, 2021, and 2020, respectively, and $301,469 and $251,084 for the nine months ended September 30, 2021, and 2020, respectively.

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

NOTE 4 — STOCK-BASED COMPENSATION

The Company has two equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”) and the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). As of September 30, 2021, there were options to purchase 3,385,000 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 1,650,000 were issued during the nine months ended September 30, 2021. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan. The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. As of September 30, 2021, there had been issued 20,988 shares of common stock as directors fees under the 2021 Plan.

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

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor were eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.   Effective May 18, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. All payments were and are pro-rated for partial service.

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

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. These awards were issued as an inducement employment.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2021 and September 30, 2020 was $2.93 and $6.53, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the nine months ended September 30, 2021 and September 30, 2020. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $56,102 and $150,566 for the nine months ended September 30, 2021 and 2020, respectively.

	September 30,
	2021	2020

Dividend yield	0.00%	0.00%
Expected Volatility	74.01 – 76.77%	62.11 – 62.18%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	1.20 – 1.62%	0.63 – 0.64%

The following table summarizes the status of the Plan with respect to time based stock options:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,922,494	$2.46	3,647,000	$1.32
Granted	1,650,000	$3.75	360,000	$9.54
Exercised	1,000,000	$1.23	747,006	$0.65
Forfeited	187,494	$3.36	200,000	$2.09
Outstanding at September 30	3,385,000	$3.39	3,059,994	$2.40
Options exercisable at September 30	1,005,625	$2.65	1,009,629	$1.36
Weighted average fair value of options granted during the period	—	$2.93	—	$6.53
Stock-based compensation expense	—	$1,934,935	—	$572,775

Total stock-based compensation expense was $1,934,935 and $572,775 for the nine months ended September 30, 2021, and 2020, respectively. Cash received from option exercises for the nine months ended September 30, 2021, and 2020 was $1,230,000 and $95,880, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021, and 2020 was $4.8 million and $2.4 million, respectively.  There were 1.0 million options exercised during the nine months ended September 30, 2021, and 747,006 during the nine months ended September 30, 2020.

The following table presents information pertaining to options outstanding at September 30, 2021:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50-$9.76	3,385,000	7.8 years	$3.39	1,005,625	$2.65

As of September 30, 2021, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of September 30, 2021, and September 30, 2020, was $1,909,141 and $874,041, respectively.

Performance Based Stock Options

There were no stock options granted during the nine months ended September 30, 2021, and 2020.

The following table summarizes the status of the Plan with respect to performance-based stock options:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	1,000,000	$1.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	1,000,000	$1.70	—	$—
Outstanding at September 30	—	$—	1,000,000	$1.70
Options exercisable at September 30	—	$—	333,333	$1.70
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(408,747)	—	$438,365

Total performance stock-based compensation expense totaled ($408,747) and $438,365 for the nine months ended September 30, 2021, and 2020, respectively. All performance-based stock options were forfeited as of September 30, 2021, and there was no unrecognized compensation cost remaining.

RESTRICTED STOCK AWARDS

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer and as an inducement to her employment, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. The following table summarizes the activities for our unvested restricted stock awards for the nine months ended September 30, 2021, and 2020.

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	1,000,000	$3.01	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at September 30	1,000,000	$3.01	—	$—

As of September 30, 2021, there was $2,379,089 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 39 months. We have recognized tax benefits associated with restricted stock award compensation of $30,554 and zero for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 — DEBT OBLIGATIONS

On July 26, 2021, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.9 million bearing an annual percentage rate of 4.17%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2021 through June 1, 2022.

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

The Company had no amount outstanding against the line of credit as of September 30, 2021.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of September 30, 2021, the Company had no amount outstanding against the PPLSA.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of one year, some of which include options to extend the leases monthly and annually and some with options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating lease cost	$37,093	$37,921	$112,383	$113,764
Short-term lease cost	35,960	19,846	104,396	33,535
Total lease cost	$73,053	$57,767	$216,779	$147,299

Finance lease cost:
Amortization of right-of-use assets	$597	$791	$2,188	$4,502
Interest on lease liabilities	10	47	57	199
Total finance lease cost	$607	$838	$2,245	$4,701

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105,618	$113,764
Financing cash flows from finance leases	2,232	4,502

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$131,228	$236,846

Operating lease current liabilities	131,228	141,293
Operating lease long term liabilities	—	95,553
Total operating lease liabilities	$131,228	$236,846

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(12,327)	(10,139)
Property and equipment, net	$398	$2,586

Finance lease current liabilities	414	2,646
Finance lease long term liabilities	—	—
Total finance lease liabilities	$414	$2,646

	September 30, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	0.9 Years	1.4 Years
Finance leases	0.2 Years	0.7 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$37,092	$417
2022	97,257	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	134,349	417
Less: imputed interest	(3,121)	(3)
Total lease liabilities	$131,228	$414

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

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of September 30, 2021, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program. Management does not intend to make any further purchases before the end of the year.

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

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core revenues consist of sales of our products for the delivery of SCIg to treat PIDD, CIDP, and other disease states that are FDA cleared for use with the KORU Medical syringe driver.  Novel therapies consist of revenues from clinical trials, which consist of sales of syringe drivers, tubing and needles, as well as non-recurring engineering services.

Total net sales were $6.0 million for the third quarter of 2021, nearly even with the same period last year, which included inventory stocking of $0.6 million last year. Sequential quarter net sales from the three months ended June 30, 2021, grew 9%, driven by domestic core growth of 10%.

Our gross margin, which is our gross profit, stated as a percentage of net sales, for the period was 57.9%, a decline from prior year of 64.8%. The majority of the decline, or (9.2) percentage points, was driven by delays in the transition to our secondary manufacturing source. We also recorded a reserve for in-process material scrap, or (3.6) percentage points. This was partially offset by 5.7 percentage points of favorability mostly due to price/mix as we sold more pumps and needles when compared to last year.

RESULTS OF OPERATIONS

Three months ended September 30, 2021, compared to September 30, 2020

Net Sales

The following table summarizes our net sales for the three months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Sales
Domestic Core	$5,076,294	$5,289,076	$(212,782)	(4.0%	)	84.0%	87.0%
Novel Therapies	178,042	83,460	94,582	113.3%		2.9%	1.4%
Total Domestic	5,254,336	5,372,536	(118,200)	(2.2%	)	87.0%	88.4%

International Core	747,281	702,034	45,247	6.4%		12.4%	11.5%
Novel Therapies	38,927	5,745	33,182	577.6%		0.6%	0.1%
Total International	786,208	707,779	78,429	11.1%		13.0%	11.6%
Total	$6,040,544	$6,080,315	$(39,771)	(0.7%	)

Total net sales decreased $39,771, or 0.7%, for the three months ended September 30, 2021, as compared with the same period last year, which included approximately $0.6 million of inventory stocking related net sales. International core net sales for the three months ended September 30, 2021, grew 6.4% as compared with the same period last year driven by increased consumables sales. Novel therapies sales also increased for the three months ended September 30, 2021, as compared with the same period last year, as we continue to expand our pharmaceutical pipeline.

Gross Profit

Our gross profit for the three months ended September 30, 2021, and 2020 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$3,495,750	$3,940,723	$(444,973)	(11.3%	)
Stated as a Percentage of Net Sales	57.9%	64.8%

Gross profit decreased $0.4 million or 11.3% in the three months ended September 30, 2021, as compared to the same period in 2020.

Gross profit, stated as a percentage of sales, which is referred to as gross margin, declined (6.9) percentage points. The majority of the decline, (9.2) percentage points, was driven by delays in the transition to our secondary manufacturing source. We also recorded a reserve for in-process material scrap of (3.6) percentage points. This was partially offset by 5.7 percentage points of favorability due to price/mix.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative, litigation and research and development costs for the three months ended September 30, 2021, and 2020 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$3,901,830	$3,075,169	$826,661	26.9%
Litigation	—	675	(675)	(100.0%	)
Research and development	800,020	390,416	409,604	104.9%
	$4,701,850	$3,466,260	$1,235,590	35.6%
Stated as a Percentage of Net Sales	77.8%	57.0%

Selling, general and administrative expenses increased $0.8 million, or 26.9%, during the three months ended September 30, 2021 compared to the same period last year, due primarily to higher salary and related benefits as we build our executive team, as well as consulting fees for our 510K filings and commercialization efforts, in aggregate $0.6 million. The remaining amount was related to higher board of director fees and related liability insurance in aggregate $0.2 million.

Research and development expenses increased $0.4 million during the three months ended September 30, 2021, compared with the same period last year as we have higher salary and related expenses due to building our internal research and development team and consulting fees to support product development for novel therapies, as well as the disposal of expired samples of $0.2 million.

Depreciation and amortization

Depreciation and amortization expense increased by 0.3 % to $115,934 in the three months ended September 30, 2021, compared with $115,637 in the three months ended September 30, 2020.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment, offset by assets reaching their remaining useful life.

Net (Loss)/Income

	Three Months Ended September 30,			Change from Prior Year
	2021		2020	$	%
Net (Loss)/Income	$(1,093,778)		$249,175	$(1,342,953)	(539.0%	)
Stated as a Percentage of Net Sales	(18.1%	)	4.1%

Our net loss was $1.1 million in the three months ended September 30, 2021, compared with net income of $0.2 million in same period last year mostly driven by lower gross profit, higher selling, general and administrative expenses and higher research and development expenses, all as described above. A favorable tax benefit for the period resulting from the loss was also recognized during the three months ended September 30, 2021.

Nine months ended September 30, 2021, compared to September 30, 2020

Net Sales

The following table summarizes our net sales for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Sales
Domestic Core	$14,084,552	$15,719,419	$(1,634,867)	(10.4%	)	82.9%	78.1%
Novel Therapies	262,343	1,739,793	(1,477,450)	(84.9%	)	1.5%	8.6%
Total Domestic	14,346,895	17,459,212	(3,112,317)	(17.8%	)	84.4%	86.8%

International Core	2,585,881	2,539,944	45,937	1.8%		15.2%	12.6%
Novel Therapies	66,893	120,072	(53,179)	(44.3%	)	0.4%	0.6%
Total International	2,652,774	2,660,016	(7,242)	(0.3%	)	15.6%	13.2%
Total	$16,999,669	$20,119,228	$(3,119,559)	(15.5%	)

Total net sales decreased $3.1 million or 15.5% for the nine months ended September 30, 2021, as compared to the prior year period, driven primarily by lower novel therapies sales of $1.5 million compared with last year mostly due to a non-recurring clinical trial last year and lower domestic core net sales driven by what we believe to be inventory stocking and an early order $1.3 million last year at our largest distributor. International core net sales were $2.6 million, 1.8% higher than with the same period last year, driven by our European expansion activity.

Gross Profit

Our gross profit for the nine months ended September 30, 2021, and 2020 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$9,937,788	$12,638,813	$(2,701,025)	(21.4%	)
Stated as a Percentage of Net Sales	58.5%	62.8%

Gross profit decreased $2.7 million or 21.4% in the nine months ended September 30, 2021, as compared to the same period last year. Gross margin declined (4.3) percentage points. The majority of the decline, (2.8) percentage points, was driven by a delay in the transition to our secondary manufacturing source and unfavorable mix impact of (2.1) percentage points driven by lower pump sales compared to last year due what we believe to be covid related stocking last year.

Selling, general and administrative, Litigation and Research and development

Our selling, general and administrative expenses, litigation and research and development costs for the nine months ended September 30, 2021, and 2020 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$12,980,604	$9,039,980	$3,940,624	43.6%
Litigation	—	2,446,747	(2,446,747)	(100.0%	)
Research and development	1,523,739	944,637	579,102	61.3%
	$14,504,343	$12,431,364	$2,072,979	16.7%
Stated as a Percentage of Net Sales	85.3%	61.8%

Selling, general and administrative expenses increased $3.9 million, or 43.6%, during the nine months ended September 30, 2021, compared to the same period last year, due primarily to $1.6 million in costs associated with the departure and replacement of the former chief executive officer and the recruitment of two new Board members, which includes non-cash equity expense of $0.4 million. Further contributing to the increase was higher salary and related benefits of $1.0 million from new hires in the second half of last year to support commercialization, business development and medical affairs for our novel therapies initiatives, as well as infrastructure. Market research, testing and consulting fees to support commercialization and regulatory filings of $0.9 million and higher director fees and director and officer liability insurance of $0.6 million also contributed. Offsetting these expenses were the Covid-related heroes bonus paid last year and lower other miscellaneous expenses, in aggregate $0.2 million.

Litigation expense was lower by $2.4 million as a result of the settlement agreement entered into last year.

Research and development expenses increased $0.6 million during the nine months ended September 30, 2021, compared with the same period last year mostly due to increases to support product development for novel therapies as well as the write-off of expired samples.

Depreciation and amortization

Depreciation and amortization expense increased by 17.5% to $349,822 in the nine months ended September 30, 2021, compared with $297,801 in the nine months ended September 30, 2020.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment.

Net (Loss)/Income

	Nine Months Ended September 30,				Change from Prior Year
	2021		2020		$	%
Net Loss	$(3,494,465)		$(377,435)		$(3,117,030)	825.8%
Stated as a Percentage of Net Sales	(20.6%	)	(1.9%	)

Our net loss for the nine months ended September 30, 2021, was $3.5 million compared to net loss of $0.4 million for the nine months ended September 30, 2020, driven by lower gross profit, higher selling, general and administrative expenses and research and development expenses, offset by litigation expenses incurred last year, all as described above. Offsetting the loss was a tax benefit of $0.5 million resulting from book to tax differences related to stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $26.2 million as of September 30, 2021.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, and selling, general and administrative expenses.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net cash (used in)/provided by operating activities	$(3,602,378)	$968,437
Net cash used in investing activities	$(318,493)	$(1,007,539)
Net cash provided by financing activities	$2,838,996	$26,601,984

Operating Activities

Net cash used in operating activities of $3.6 million for the nine months ended September 30, 2021 was primarily due to the net loss of $3.5 million, working capital changes which included an increase in accounts receivable of $0.5 million due to timing, an increase in prepaids of $0.5 million due to insurance renewals, and a decrease in accrued expenses of $0.6 million most of which was non-cash activity related to the issuance of common stock in settlement of litigation. Further contributing were deferred tax assets of $1.4 million mostly increased for book to tax differences related to stock option expense.  Offsetting these were an increase in accounts payable of $0.8 million, non-cash charges for stock-based compensation of $2.0 million, and depreciation and amortization of $0.3 million.

Net cash provided by operating activities of $1.0 million for the nine months ended September 30, 2020, was mostly attributable to non-cash charges for stock-based compensation and litigation settlement expense of $2.5 million, an increase in accounts payable, accrued expenses and accrued payroll of $2.8 million, driven by the litigation settlement with EMED, the capital raise and customer rebates.  Further adding to the increase was an increase in depreciation and amortization of $0.3 million and an increase in the accrued tax liability of $0.2 million, resulting from book to tax differences related to stock option expense.  Offsetting these were primarily working capital changes which include an increase in inventory of $3.2 million as we built inventory to keep pace with sales growth and to insure timely order fulfillment, an increase in accounts receivable of $0.5 million due to timing of collections, and an increase in prepaid expenses and other assets of $0.5 million relating to increased insurance premiums.

Investing Activities

Net cash used in investing activities of $0.3 million for the nine months ending September 30, 2021, was for capital expenditures for manufacturing and office equipment.

Net cash used in investing activities of $1.0 million for the nine months ended September 30, 2020, was primarily for capital expenditures for research and development and strategic initiatives.

Financing Activities

The $2.8 million provided by financing activities for the nine months ended September 30, 2021, is from options exercised, the non-cash activity related to the issuance of common stock in settlement of litigation and a note payable for insurance premium financing.

Net cash provided by financing activities for the nine months ended September 30, 2020, of $26.6 million is from the $26.5 million capital raise, net of expenses and $0.1 million from options exercised.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued an aggregate 20,988 shares of common stock to its non-employee directors during the three months ended September 30, 2021 under its 2021 Omnibus Equity Incentive Plan.

During the three months ended September 30, 2021, we issued 400,000 options at a weighted average exercise price of $3.17 to two new employees under the 2015 Stock Option Plan.

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

REPRO MED SYSTEMS, INC.

November 10, 2021	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

November 10, 2021	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)