Form 10-K
period 2021-12-31
REPRO MED SYSTEMS INC
filed 2022-03-02
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

Based on the closing sales price of June 30, 2021, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $120,485,383.

As of February 28, 2022, 44,671,160 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

- ii -

PART I

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refer to Repro Med Systems, Inc. d/b/a KORU Medical Systems.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as: “believe,” “plan,” “goal,” “intend,” “seek,” “expect,” “will,” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make under “Our Strategy” in Business under Item 1 of this Form 10-K and “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K, and statements regarding our move to the newly leased facility including continuity of product supply, compliance with EU MDR, transition to our secondary manufacturing source, and 2022 expenses, capital investments, and inventory levels. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”).

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

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our products for the delivery of subcutaneous immunoglobulin (“SCIg”) to treat Primary Immunodeficiency Diseases (“PIDD”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and other disease states that are FDA cleared for use with the KORU Medical syringe driver. Novel therapies consist of product revenues related to the sales of our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings, for patient self-administration of drug therapy.

OUR STRATEGY

We plan to become the leading provider of solutions for subcutaneous large-volume infusions defined as greater than 10ml . We intend to accomplish this objective by increasing penetration of our core SCIg market and extending into new subcutaneous drug therapies.

We have identified multiple factors driving growth of the SCIg market. These include:

•	Increasing diagnoses of Primary Immunodeficiency Diseases (“PIDD”), which often require Ig treatment

•	New on-label indications for SCIg drugs such as Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), Secondary Immunodeficiencies (“SID”), and others in clinical development

•	Increase in the number of available SCIg medications such as the introduction of Cutaquig® and Xembify® in the United States and Europe, planned launches of Cuvitru® and HyQvia® in Japan, and others

•	Biopharmaceutical investment in SCIg products, such as prefilled syringe formats that make infusion easier for patients, which may make more patients eligible for SCIg therapy

•	Increasing supply of donated plasma, which increases the global supply of Ig medications

•	Favorable patient preference, side effect profile, and health economics for at-home SCIg compared with IVIg therapy

We intend to maintain and extend our leadership position in the SCIg market through clinical and product innovation and commercial excellence. By improving our products, establishing thought leadership in subcutaneous therapy, partnering with SCIg drug manufacturers, expanding geographically, and executing commercially we intend to increase our overall global share position and the number of patients prescribed SCIg.

Furthermore, we plan to expand into new therapies outside of SCIg. We estimate that at least 100 large-volume drugs are in clinical development utilizing subcutaneous infusion. The pipeline is driven by the need to deliver high therapeutic doses, difficulty in formulating large molecules into small volumes, patient preference for and superior economics of subcutaneous infusion over intravenous infusion, the COVID-19 pandemic causing pharmaceutical companies to shift development programs toward at-home SC therapy, and other factors. Biopharmaceutical manufacturers seek device partners during the drug development process. We intend to partner with them during clinical development—generating services revenues to prepare and customize our products for clinical use and regulatory clearance and product revenues by selling devices for evaluations and clinical use—and, subsequently, commercialization.

Our track record of regulatory clearance and successful patient use combined with our channel access position KORU to both maximize our growth in the core SCIG market and expand into new therapeutic areas.

OUR PRODUCTS

FREEDOM SYSTEM

The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30ml and 20ml syringe and prefilled syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing.  The systems are portable, easy to operate, maintenance free and do not require batteries or electricity. The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues can absorb and what the system delivers, or what we refer to as DynEq®.

The FREEDOM System is cleared by the FDA for a wide range of flow rates and certain medications for subcutaneous and intravenous indications, including specific clearance for leading immune globulins Cutaquig ®, Cuvitru®, Hizentra®, and Xembify® and a variety of antibiotics. The FREEDOM System is the only infusion system specifically cleared for use with a prefilled syringe, the Hizentra® 20ml prefilled syringe.

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

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to specialty pharmacy customers and home infusion providers.  Our products are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell the majority of our products through two distributors in the U.S. and two distributors outside the U.S.  As of December 31, 2021, these four distributors comprised approximately 62% of our net revenues with one of our U.S. distributors contributing approximately 41%.

Specialty pharmacies, home infusion providers, and distributors are our primary call points, although we provide education and training materials to clinicians, patients and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We currently perform product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products at our Chester, NY facility and expect to continue such activities for certain of our products at our newly leased facility in Mahwah, NJ commencing on or about June 2022.  In the fourth quarter of 2020, we entered into an agreement with Command Medical Products, Inc. (“Command”), to manufacture and supply the Company’s subassemblies, needle sets and tubing products for supply continuity and cost savings. We expect the transition to Command to be completed in July 2022.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers on a single source basis. We believe alternative sources of supply for all equivalent materials are available from other sources or can be produced by the Company, and the Company does not believe it is substantially dependent on any suppliers. The Company uses single-source suppliers in part due to governmental approval and validation requirements. A change in supplier, or the use of multiple suppliers of the same materials, often would necessitate additional approvals and validations, which the Company seeks to avoid unless and until the need arises. The Company does not have any contracts with suppliers that impose material binding obligations on the Company or provide the Company with any material rights or benefits, other than the agreement with Command.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources are engaged in continuously improving existing product performance and researching new product opportunities to enhance our product portfolio.  We spent $2.5 million and $1.3 million on research and development for the years ended December 31, 2021 and 2020, respectively.  We intend to make additional investments in research and development over the next twelve months.

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

International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.  Additionally, exported devices are subject to the regulatory requirements of each country to which the device is exported.  Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated.  Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries require approval in the country of origin first.  Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years.  The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance.  Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

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

Manufacturing Regulation

We must also comply with FDA and foreign agency regulations governing medical device manufacturing practices.  The FDA and foreign agencies require manufacturers to register their establishments, and they monitor compliance with device manufacturing requirements through inspections of manufacturing facilities.  If an investigator observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily or face potential regulatory action that might include physical removal of the product from the marketplace.  We are an FDA-registered medical device manufacturer and must demonstrate that we comply with the FDA’s QSR and Current Good Manufacturing Practices (“cGMPs”).

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

Coverage and Reimbursement

Our profitability and operations are subject to changes in legislative, regulatory and reimbursement policies and decisions as well as changes in private payer reimbursement coverage and payment decisions and policies.  Our products are purchased by specialty pharmacies and ambulatory service providers or hospitals that typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid, and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services and products provided to their patients.  The ability of our customers to obtain appropriate coverage and reimbursement for our products and the drugs they administer is critical because it affects which products customers purchase and the price they are willing to pay.  Third-party payors are increasingly reducing coverage and reimbursement for certain healthcare services and products and challenging prices charged for healthcare services and products.

Environmental Health and Safety Laws

We are required to comply with federal, state, and local environmental laws; however, there is no significant effect of compliance on capital expenditures, earnings, or competitive position.  We do not use significant amounts of hazardous materials in the assembly of our products.

COMPETITION AND THE MARKET

Competition for the FREEDOM System includes electronic (volumetric) pumps, elastomeric (“infuser”) pumps, and fully mechanical pumps as well as other types of pumps.  Safety, ease of use, familiarity, cost effectiveness, accuracy, pressure, etc. are driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are more costly and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician. Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous (“IV”) and surgical wound site applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems.

Competition for infusion devices for new drugs includes a variety of technologies and companies. No single technological approach—autoinjectors, electronic (volumetric pumps), mechanical pumps, needle-free injectors, on-body wearable pumps, pen injectors, and pre-filled syringes—will meet the needs of all or even a majority of drugs. For drugs requiring infusion volumes over 3 ml, the segment most similar to the SCIg drugs currently delivered by the FREEDOM System, the most relevant approaches include mechanical pumps, on-body wearable pumps, and simple electronic pumps. Challenges to their successful commercialization include high costs per infusion, increased environmental impact, complexity for users, and complex mechanisms with multiple failure modes.

HUMAN CAPITAL RESOURCES

As of December 31, 2021, we had 77 full time employees and no part time employees.  As of December 31, 2021, approximately 57% of the Company’s workforce was female and approximately 20% of the Company’s employees in managerial roles were female.  Approximately 41% were minorities (non-White) in the Company workforce as of December 31, 2021.  None of our employees are represented by a collective bargaining agreement.

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

PATENTS AND INTELLECTUAL PROPERTY

We filed and received U.S. and foreign protection for many of our products relating to infusion systems and related components. We had one patent granted in the U.S. and eleven foreign patents granted outside the U.S. in 2021.  As of December 31, 2021, we have six applications pending in the U.S. and 13 applications pending in foreign jurisdictions.  Expiration dates for the entire patent portfolio range (US & Foreign) from 2022 to 2038. In some cases where it was no longer deemed economically beneficial, we have allowed certain patent and/or trademark protections to lapse.  In addition, the patent application process for both the U.S. and foreign countries is highly uncertain and involves complex legal and factual issues that differ from country to country. Consequently, there can be no assurance that patent applications relating to products or technology will result in patents being granted or that, if issued, the patents will afford protection against competitors with similar technology.  There can be no assurance that we will have the financial resources necessary to enforce any patent rights we may hold.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 2, 2022:

Name	Age	Position / Held Since
Linda Tharby	53	Chief Executive Officer and President (since April 2021)
Karen Fisher	55	Chief Financial Officer, Secretary and Treasurer (since 2015)
Manuel Marques	49	Chief Operating Officer (since December 2018)

Executive officers hold office at the discretion of the Board of Directors.

Ms. Tharby was appointed as President and CEO in April 2021. Ms. Tharby has over 25 years of executive leadership experience building and leading strong performing global organizations that develop and commercialize products and service innovations, while delivering solutions to patients in the home setting. Prior to joining KORU, Ms. Tharby spent the last 24 years working in various roles of increased responsibility at Becton Dickinson (“BD”). Ms. Tharby was a member of the Executive Leadership team of BD that transformed the company from an $8 billion medical supplies company to an $18 billion global medical technology company. Ms. Tharby’s most recent role at BD was Chief Customer Experience Officer from July 2018 through December 2020. In her prior role, as BD’s Chief Human Resources Officer, from October 2016 through July 2018, she led the company through its $24 billion acquisition and integration of C.R. Bard in 2017. She also held numerous global business leadership roles at BD, including Executive Vice President and President of Life Sciences, Group President of Pre-Analytical Systems and Biosciences, Worldwide President of Diabetes Care, and Vice President/General Manager of Pharmaceutical Systems. Ms. Tharby has an Honors Bachelor of Business Administration from Wilfrid Laurier University in Waterloo, Ontario Canada.

Ms. Fisher has more than 26 years of financial experience at a variety of industries.  Prior to joining KORU in 2015, Ms. Fisher was Assistant Controller, Senior Manager for Armored Autogroup, Inc., a worldwide consumer products company.  Before joining Armored Autogroup, Inc., she spent seven years at Gilman Ciocia, Inc., where she served in a variety of financial roles, including Chief Accounting Officer and Treasurer, and, earlier, as Controller. Before Gilman Ciocia, Inc., she held multiple financial management roles at The New York Times Company and Thomson Financial.  Ms. Fisher is a Certified Public Accountant and a graduate of Arizona State University with a B.S. in accounting.

Mr. Marques was appointed as Chief Operating Officer in December 2018.  Prior to that, Mr. Marques served as our Vice President of Operations and Engineering from February 2016 and joined KORU as Director of Manufacturing and Manufacturing Engineering in July 2015. Prior to joining KORU, Mr. Marques served as Lean Manufacturing Champion at Nobel Biocare Procera LLC, a manufacturer of dental implants and CAD/CAM-based individualized prosthetics, until joining KORU.  Mr. Marques has over 24 years of experience within the dental, medical device, and automotive industries, and holds two U.S. patents for cardiovascular medical devices.  Mr. Marques obtained a B.S. in Mechanical Engineering Technology and an M.S. in Engineering Management from the New Jersey Institute of Technology.

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

We need to successfully introduce new products to achieve our strategic business objectives.  A significant element of our strategy is to increase revenue growth by investing in innovation and new product development, which will require substantial resources.  Our successful product development will depend on many factors, including our ability to attract strong talent to lead our research and development efforts, properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory concurrence on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner, obtain appropriate intellectual property protection for our products, gain and maintain market acceptance of our products, and differentiate our products from those of our competitors.  In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory concurrence or gain market acceptance.  If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete, and our revenue and profitability could suffer.

Our business depends on an adequate supply of drugs to be administered by our products.

Demand for our products depends on the availability of drugs to be administered by them.  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®.  Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products.  In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable without a medical device.  The COVID-19 pandemic has negatively impacted the collection of plasma, the source of the active ingredient of SCIg medications, which may limit the supply of these drugs. If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

Our compliance with EU MDR regulations by May 2024 will require significant investment and, if we are not in compliance by that time, we will not be able to sell our products in the EU.

In the European Union (“EU”), we are required to comply with the new Medical Device Regulation (“MDR” or “EU MDR”) effective May 2021, which supersedes the prior Medical Device Directives. Medical devices which have a valid CE certificate to the current Medical Device Directives (issued before May 2021), as do all of our current products, can continue to be sold until May 2024 or until the CE certificate expires, whichever comes first, providing there are no significant changes as defined in Article 120 of EU MDR. The MDR was published in May 2017 with a 3-year transition period. That transition period was extended to May 2021 due to the COVID-19 pandemic. The CE mark required to sell medical devices in the EU is affixed following conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer. The selected pathway to CE marking is based on product risk classification. CE marking indicates conformity to the applicable essential requirements of the relevant Medical Device Directives and in the future to the general safety and performance requirements for the new MDR. The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements and other new requirements, including Unique Device Identification (“UDI”) as well as many other post-market obligations. MDR also significantly modifies and increases the compliance requirements for the industry and will require significant investment by us in the near future to implement.

If we are unable to comply with the MDR by May 2024, we will not be able to sell our products in the EU, which will materially impact our net revenues.

Interruption of our manufacturing operations, including due to transitioning to our new facility, could adversely affect our future revenues and operating income.

The FDA and other U. S. and non-U.S. government agencies regulate our manufacturing operations, which includes product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging for all of our products. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.  A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue that could result in a recall or other inability to sell our products.

Our products are currently manufactured and stored at our corporate headquarters and manufacturing facility. Products are also stored in storage facilities in the local NY area.  Loss or damage to our manufacturing and storage sites due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers.

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

The COVID-19 pandemic has and will continue affecting economies and businesses around the world.  We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it may impact our employees and business operations.  While we did not incur significant manufacturing disruptions during 2021 from the COVID-19 pandemic, customer purchasing patterns and clinical trial activity have been less predictable. The COVID-19 pandemic has also impacted the rate of diagnosis of many conditions due to fewer infections causing patients to seek diagnosis, reduced access to healthcare professionals, and other factors including conditions treated by SCIg using the FREEDOM infusion system.  We also believe COVID-19 has precipitated limited availability and rising costs of raw materials and labor, which may impact our financial results if current trends continue. We may experience disruptions that could severely impact our results of operations and financial condition.  We are unable to predict the impact that COVID-19 will have on our future operating results and financial condition due to numerous uncertainties.  These uncertainties include the geographic spread of the pandemic, the severity of the virus, the impact of the virus directly on our employees or those of our suppliers, the duration of the outbreak, governmental actions, travel restrictions and social distancing, business closures or business disruptions (including those impacting our supply chain), delays in clinical trials, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, the availability of plasma and drugs that are administered by our products, the number of new prescriptions for PIDD and CIDP, purchasing patterns of customers in response to the pandemic, changes to our operations, or whether the United States and additional countries are required to move to complete lock-down status, among others.  Our sales representatives are unable to hold in-person meetings with customers and health care providers to discuss our products, which may further impact our sales. As local jurisdictions continue to put restrictions in place, our ability to continue to manufacture our products may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.  The health of our workforce and our ability to meet staffing needs at our facility cannot be predicted and is vital to our operations.  We will continue to monitor the COVID-19 situation closely and intend to follow health and safety guidelines as they evolve.  Further, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically.  While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, negatively affecting our liquidity.  In addition, the recession resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.  The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

We may be unable to compete successfully in our highly competitive industry.

We operate in a single market – ambulatory infusion – and are dependent upon our success in that market. We face competition in our market from a wide range of international and domestic companies, including those that deliver electronic volumetric pumps, elastomeric infuser pumps and other mechanical devices.  These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do.  We also face competition from companies that are even more specialized than ours with respect to particular markets or product lines.  Some of those companies have greater financial and sales and marketing resources than we do or offer products at a lower price point than ours.  In addition, former employees may develop products that are competitive with ours or capitalize on customer relationships developed while employed with us, subject to their continuing obligations under confidentiality agreements and other restrictive covenants that may survive their employment.  We face competition on the basis of product features, clinical or economic outcomes, product quality, availability, price, services, technological innovation and other factors.  In addition, we face changing customer preferences and requirements, changes in the ways health care services are delivered, including the transition of high-acuity care to lower-acuity, and non-acute care settings.

Competition may increase further as additional companies begin to enter our market or modify their existing products to compete directly with ours.  If we are forced to reduce our prices due to increased competition, our business could suffer.

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

The medical device industry is subject to rapid technological change and discovery and frequent product introductions.  The development of new or improved products, processes or technologies by other companies that provide better features, pricing or clinical outcomes or economic value may render our products or proposed products obsolete or less competitive.  If our competitors respond more quickly to new or emerging technologies and changes in customer requirements or we do not introduce new versions or upgrades to our product portfolio in response to those requirements, our products may not be marketable.  If competitors develop more effective or affordable products or achieve earlier patent protection or product commercialization for new products than we do, our operations will likely be adversely affected.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, principally by the FDA, and numerous other federal, state, and non-U.S. governmental authorities.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the design, development, and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, promotion, and distribution of our products; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

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

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change and have tended to become more stringent over time.  Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales.  We cannot predict what impact, if any, those changes might have on our business; however, failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.  Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution.  We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies.  The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA or by comparable agencies in foreign countries could have a material adverse effect on our business, financial condition or results of operations.

Governmental regulations outside the U.S. have also, and may continue to, become increasingly stringent and common.  In the EU, for example, a new MDR was published in 2017 which, when it enters into full force in May 2021, will include significant additional premarket and post-market requirements.  Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s EU device approval, ability to distribute products and criminal sanctions.  Future foreign governmental laws and regulations may have a material adverse effect on us.

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

Our business and financial results may be materially adversely affected if our facility is not ready for manufacturing when the lease on our current facility expires in December 2022.

The lease on our current corporate headquarters and manufacturing facility expires in December 2022. We have entered into a lease for a new facility for our operations, and we expect to complete our move into that facility in June 2022. If we are unable to establish continuous manufacturing operations in our new facility before our existing lease expires, our revenues will suffer. We may not be able to establish such operations before our existing lease expires due to a number of factors, including delays in construction caused by raw materials, labor shortages and unforeseen complications; delays in receiving necessary regulatory approvals from U.S. and international authorities; unexpected manufacturing quality issues; inability to hire or retain necessary personnel; and other unforeseen circumstances. We have begun building our product inventory and expect to continue to do so through the second quarter of 2022, in order to ensure we can continue to service our customers in the event we are unable to maintain continuous manufacturing operations. Additionally, we have established Command as an alternate source of manufacturing as needed for continuity.

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

In fact, the FDA has announced its intention to pursue comprehensive reforms to its current 510(k) clearance pathway, which is used for clearance of low- to moderate-risk devices that are substantially equivalent to a device already on the market, and to its post-market safety monitoring process.  In May 2019, the FDA solicited public feedback on its plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including whether the FDA should publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old.  The FDA sought input on whether it should consider certain actions, such as whether to sunset certain older devices that were used as predicates under the 510(k)-clearance pathway.  These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.  Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

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

Most of our customers, and those to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all the cost of the medical devices we manufacture.  The continuing efforts of governmental authorities, insurance companies and other payers of health care costs to contain or reduce these costs and, more generally, to reform the health care system, could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products or the drugs that they administer, which would put pressure on us to reduce our prices for our products and/or limit our sales.  The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees, including people in technical, marketing, sales, research and development, quality assurance and regulatory compliance positions.  We depend on key management personnel and attracting and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract and retain other qualified personnel.  We do not maintain any “key man” insurance policies on the lives of any of our employees.

In addition, if we expect to grow our operations, it will be necessary for us to attract and retain additional qualified personnel.  In particular, we will need to find experienced key employees to lead our research and development and operations functions.  The failure to attract, integrate, motivate, and retain additional skilled and qualified personnel could have a material adverse effect on our business.  We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess.  Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment.  There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We sell a majority of our products through only a few distributors on whom we depend, and our financial results depend on their purchasing patterns.

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, two in the U.S. and two outside the U.S.  As of December 31, 2021, these four distributors comprised approximately 62% of our net revenues with one U.S. distributor contributing 41%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

We and our customers are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

Our devices and our customers’ drug-device combination products, and/or compatible products, that may utilize our device are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA.  Not only do these regulations present challenges during the regulatory approval process, but after our devices or our customers’ drug-device combination products, and/or compatible products, that may utilize our device are approved for new indications and placed in the market, numerous regulatory requirements will apply.  These include, but are not limited to QSR, labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses, medical device reporting regulations and post-market surveillance regulations, and laws and regulations that govern the development, testing, manufacturing, advertising, marketing and distribution of medical devices, including our devices and our customers’ drug-device combination products, and/or compatible products, that may utilize our device.  The FDA has broad post-market and regulatory enforcement powers.

In the European Union (“EU”), we are required to comply with the new Medical Device Regulation (“MDR” or “EU MDR”) effective May 2021, which will supersedes the prior Medical Device Directives.  Medical devices which have a valid CE certificate to the current Medical Device Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE certificate expires, whichever comes first, providing there are no significant changes as defined in Article 120 of EU MDR.  The MDR was published in May 2017 with a 3-year transition period.  That transition period was extended to May 2021 due to the COVID-19 pandemic.  The CE mark required to sell medical devices in the EU is affixed following conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer.  The selected pathway to CE marking is based on product risk classification.  CE marking indicates conformity to the applicable essential requirements of the relevant Medical Device Directives and in the future to the general safety and performance requirements for the new MDR.  The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements and other new requirements, including Unique Device Identification (“UDI”) as well as many other post-market obligations.  MDR also significantly modifies and increases the compliance requirements for the industry and will require significant investment in the near future to implement.

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

The therapeutic efficacy of certain of our customers’ drug-device combination products, and/or compatible products, that may utilize our device are either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our customers’ drug-or-drug-device combination products.

While some of our customers use our products with established, approved drugs, in certain instances, the benefits of those drugs as injectable therapies are either unproven or have only been proven in limited circumstances.  Our ability to generate revenue from our products will depend heavily on the successful development, commercialization and sales of our customers’ drug products or drug-device combination products, which is subject to many potential risks.  For example, data developed in clinical trials or following the commercialization of our customers’ drugs or drug-device combination products may show that such therapies do not prove to be effective treatments for the targets they are being designed to act against (or as effective as other treatments available). In clinical trials or following commercialization, it may be shown that those drugs interact with human biological systems in unforeseen, ineffective or harmful ways.  If those drugs are associated with undesirable side effects or have characteristics that are unexpected, the pharmaceutical companies that make those drugs may need to abandon clinical development or discontinue commercial sales or limit clinical development or sales to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  As a result of these and other risks described herein that are inherent in the development and sale of therapeutic agents, pharmaceutical companies may never successfully develop or successfully commercialize their drugs, or the commercialization of their drugs may be abandoned or severely limited, which may limit our profitability with respect to customers with drugs or drug-device combination products including those drugs and our device, and we may not be successful in achieving commercial scale production and sales of our injectable drug delivery systems in combination with certain drugs.

Certain of the injectable therapies being targeted for use with our products are not approved but are in various phases of clinical development. These injectable therapies may be independently terminated by their makers prior to submission of a regulatory filing or even after regulatory approval, resulting in the cessation of any revenue associated with that contract or program.

We work with pharmaceutical and biotechnology companies who are targeting the use of our products with a variety of injectable therapies.  Certain of those injectable therapies are not FDA approved and are in various phases of clinical development.  The clinical development of these pipeline therapies can be terminated by their developers at any stage.  Furthermore, these pharmaceutical companies could obtain regulatory approval for their injectable therapies and decide for business reasons not to require or encourage utilization of our device.  Prior investments we have made in manufacturing capacity or research and development will then not result in the generation of revenue that would have previously been anticipated.

Our commercial success depends upon the attainment of significant market acceptance of drug product candidates to be included in our customers’ drug-device combination and/or compatible products, that may utilize our device, if approved, among physicians, patients, healthcare payers or the medical community.

Even if pharmaceutical companies obtain regulatory approval for their drug product candidates, their product candidates may not gain sufficient levels of market acceptance among physicians, healthcare payers, patients or the medical community to make them commercially feasible. Market acceptance of our customers’ product candidates, if they receive approval, depends on a number of factors, including the:

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

If pharmaceutical companies’ candidates are approved but fail to achieve market acceptance among physicians, patients or healthcare payers, we may not be able to generate anticipated revenue.  This may limit our ability to generate anticipated revenue from our prior investments.  Moreover, even if we achieve commercial scale production and sales of our injectable drug delivery systems in combination with certain injectable therapies, the makers of such therapies may face indirect competition from companies who develop and market other brand name, biosimilar or generic injectable therapies as well as alternative treatments and delivery methods that compete with our customers’ drug-device combination products, and/or compatible products, that may utilize our device, which may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.

Brand name injectable therapies will usually become exposed to competition from generic or biosimilar rivals at some time after their regulatory approval and commercial launch.  The average selling price and market share of brand name injectable therapies can be significantly diminished following the introduction of generic or biosimilar competition.  These factors may result in our customers using our products with their brand name injectable therapies seeking to withdraw such injectable therapy from the market or change market tactics in a way that makes the use of our products cost prohibitive.  This may result in reduction of revenues due to lower demand, termination of supply contracts, and other factors.

All of our components and raw materials are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of raw materials and components for our products.  All of the materials and components that go into the manufacturing of our products are single-sourced from third-party suppliers.

The price and supply of materials and components for our products may be impacted or disrupted for reasons beyond our control. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful.  Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any supply disruption, there can be no assurance that such measures will be sufficient or effective.  The termination, reduction or interruption in supply of raw materials and components and an inability to quickly develop acceptable alternative sources for such supply, could adversely impact our ability to manufacture and sell our products in a timely or cost-effective manner.

We do not have long-term agreements in place with any of our suppliers, with the exception of a long-term agreement with our needle set subassembly supplier which we entered in 2020. Due to regulatory requirements relating to the qualification of suppliers, we are not likely to be able to establish additional or replacement sources on a timely basis or without excessive cost.  We are in the process of establishing alternative sources of supply for our raw materials and components, but there can be no assurance we will be able to do so.

Additionally, Command manufactures and supplies the Company’s subassemblies, needle sets and tubing products in Nicaragua. There could be a delay in providing the products timely due to their climate and international boundaries.

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

Our manufacturing operations depend on low-cost labor.  Recent increases in U.S. minimum wage requirements, as well as those imposed by the state of New York and New Jersey will increase our costs for employees to support those operations, reduce our margins and negatively impact our profit.

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

Approximately 17% of our net revenues in the year ended December 31, 2021, came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

Brexit may impact our business in the United Kingdom.

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the UK and the EU scheduled have either been postponed or occurred in a reduced forum via video conference.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.   New regulations require medical device registration with the Medicines and Healthcare Products Regulatory Agency (“MHRA") before being placed on the Great Britain market (England, Wales, and Scotland). Additionally, all medical devices will require a UK Conformity Assessed mark (“UKCA”) by July 1, 2023. CE marks issued by Notified Bodies will remain valid until this time. Therefore, we must be compliant with applicable legislation in order to identify our devices with the UKCA mark and continue to market and sell our devices in Great Britain beyond July 1, 2023.

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

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the U.S. and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the U.S. and areas outside of the U.S. in which we operate.  Most of our products are assembled and packaged in Nicaragua, where there is currently civil unrest whose outcome cannot be predicted.  This and similar events could increase the costs for or cause interruptions in the supply of materials, result in decreased demand for our products or adversely affect our manufacturing and distribution capabilities.

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

Two stockholders, together with their respective affiliates, beneficially own approximately 24% and 13% of our outstanding common stock, respectively.  An affiliate of Horton Freedom, L.P. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

Future sales and issuances of shares of our common stock or rights to purchase our common stock, including pursuant to our equity compensation plans, could result in additional dilution of the percentage ownership of our stockholders.

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

We provide and intend to continue to provide additional equity-based compensation to our employees, directors and consultants.  We have two equity compensation plans, under which a total of 7,000,000 shares of our common stock have been reserved for issuance to our employees, including officers, consultants and directors, which number may be increased with the approval of our stockholders. We may issue equity-based compensation outside of our equity compensation plans as inducement for new employees.  If our Board elects to issue additional stock options or other equity-based compensation, our stockholders may experience additional dilution, which could cause our stock price to decline.  Because stock options granted under our equity compensation plans will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

There has been volatility in the price of shares of our common stock.

Since our common stock was listed on the Nasdaq Capital Market on October 17, 2019, it has traded between $2.30 per share to $12.84 per share.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

10% and 7% of our outstanding common stock held by two stockholders, respectively, are freely tradeable in the market pursuant to a resale registration statement.  These stockholders purchased those shares at prices significantly lower than the price at which our common stock is currently trading.  In the event either of these significant stockholders choose to sell a substantial portion of their holdings, the price of our common stock may decline suddenly and sharply.  This may make it difficult or impossible for other investors to sell their stock at any price.

Our officers and directors beneficially own approximately 34% of our outstanding common stock as of December 31, 2021.  Each individual officer and director may be able to sell up to 1% of our outstanding common stock every ninety (90) days in the open market pursuant to Rule 144, which may have a negative effect on our stock price. In addition, if our officers and directors are selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent a building located at 24 Carpenter Road, Chester, New York. This facility is used as our headquarters and for our general operations. We expect to move in June 2022 from this building into 43,975 square feet of a building located at 100 Corporate Drive, Mahwah, New Jersey. The Company’s existing lease expires December 31, 2022, and the new lease commences March 1, 2022 and expires August 31, 2032.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “KRMD.”  We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  We currently intend to use all available funds for our business operations.

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of February 28, 2022, 44,671,160 shares of our common stock were issued and outstanding held by approximately 552 stockholders of record.  There were no shares of preferred stock issued and outstanding.

Unregistered Sales of Equity Securities

The Company issued an aggregate of 49,998 shares of common stock to its non-employee directors during the three months ended December 31, 2021 under its 2021 Omnibus Equity Incentive Plan.

The Company issued options to purchase 350,000 shares of common stock at a weighted average exercise price of $3.13 to three new employees during the three months ended December 31, 2021 under its 2015 Stock Option Plan.

All of the securities issued by the Company as described in this Item were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of December 31, 2020, the Company had purchased 683,271 shares for an aggregate $3,499,358 pursuant to this program. No purchases have been made since that time.

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

KORU Medical continues to monitor its operations and government recommendations as they relate to the COVID-19 pandemic. We cannot predict the effects the pandemic may have on our business, in particular with respect to demand for our products, our strategy, and our prospects, the effects on our customers, or the impact on our financial results.  For example, our future net revenue growth may continue to be impacted due to fewer new prescriptions for individuals with Primary Immune Deficiency Disease (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) as a result of patients not seeking care during the pandemic. We believe that the pandemic has precipitated limited availability and rising costs of raw materials and labor. We have accounted for these costs of which we are aware, but we may see a future impact on our financial results if current trends continue.

On March 15, 2021, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Tharby. Ms. Tharby has over 25 years of executive leadership experience building and leading strong performing global organizations, developing and commercializing products and service innovations, and delivering solutions to patients in the home setting.

The Company began its implementation of secondary sourcing of our needle and tubing sets to Command at the beginning of 2021 and is expected to complete the implementation by the second half of 2022. The Company has entered into a lease commencing March 1, 2022 for a new manufacturing facility and corporate headquarters, into which the Company expects to move in June 2022.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery today for immunoglobulin to treat PIDD and CIDP.  Novel therapies consist of product revenues of our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

The Company achieved four quarters of sequential quarterly growth in 2021, ending the year with net revenues of $23.5 million, or 2.8% below 2020, with the shortfall driven by novel therapies where we had a large clinical trial order in 2020. Our domestic core net revenues for 2021 were 0.8% higher than last year mostly due to price in the second half of the year, and our international core net revenues were up 14.5% compared to last year driven by growth in key customers.

Our gross margin, which is our gross profit stated as a percentage of net revenues, for 2021 was 58.6%, a decline from prior year of 61.8%. The majority of the decline was driven by delays in the transition to our secondary manufacturing source. We expect this transition to be completed in the second half of 2022.

Operating expenses in 2021 increased by 28.9%, or $4.6 million compared to last year, mostly driven by costs associated with building out our executive team, regulatory efforts in support of 510(k) approvals and research and development spend in support of our innovation efforts.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Net Revenues

The following table summarizes our net revenues for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Change from Prior Year			% of Net Sales
	2021	2020	$	%		2021	2020
Net Revenues
Domestic Core	$19,045,512	$18,895,923	$149,589	0.8%		81.1%	78.2%
Novel Therapies	443,173	1,782,530	(1,339,357)	(75.1%	)	1.9%	7.3%
Total Domestic	19,488,685	20,678,453	(1,189,768)	(5.8%	)	83.0%	85.5%

International Core	3,856,972	3,368,519	488,453	14.5%		16.4%	13.9%
Novel Therapies	144,518	129,476	15,042	11.6%		0.6%	0.6%
Total International	4,001,490	3,497,995	503,495	14.4%		17.0%	14.5%
Total	$23,490,175	$24,176,448	$(686,273)	(2.8%	)

Total net revenues decreased $0.7 million or 2.8% for the year ended December 31, 2021, as compared to the prior year period, driven by lower novel therapies revenue due to a large clinical trial in 2020. Domestic core revenue grew 0.8% mostly due to price in the second half of the year and international core grew 14.5%, driven by growth in key customers.

Gross Profit

Our gross profit for the years ended December 31, 2021, and 2020 is as follows:

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
Gross Profit	$13,769,578	$14,936,086	$(1,166,508)	(7.8%)
Stated as a Percentage of Net Revenues	58.6%	61.8%

Gross profit decreased $1.2 million or 7.8% for the year ended December 31, 2021, as compared to the same period in 2020.

Gross profit, stated as a percentage of net revenues, which is referred to as gross margin, declined to 58.6% for the year ended December 31, 2021, compared to 61.8% for the same period last year. The majority of the decline was driven by unfavorable product mix and a delay in the transition to our secondary manufacturing source. This was partially offset by price favorability due to a price increase in the second half of 2021.

Selling, general and administrative, Litigation, and Research and development

Our selling, general and administrative, litigation and research and development costs for the years ended December 31, 2021, and 2020 are as follows:

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
Selling, general and administrative	$17,862,314	$12,028,309	$5,834,005	48.5%
Litigation	—	2,447,213	(2,447,213)	(100.0%)
Research and development	2,473,669	1,296,754	1,176,915	90.8%
	$20,335,983	$15,772,276	$4,563,707	28.9%
Stated as a Percentage of Net Revenues	86.6%	65.2%

Selling, general and administrative expenses increased $5.8 million, or 48.5%, for the year ended December 31, 2021 compared to the same period last year, due to higher salary, benefits and recruiting fees of $2.4 million related to new hires to support expansion of our quality and regulatory, commercial and business development teams. Further contributing to the increase was $1.6 million in costs associated with the departure and replacement of the former chief executive officer and the recruitment of two new Board members, which includes non-cash equity expense of $0.4 million. Market research, testing and consulting fees to support commercialization and regulatory filings of $1.1 million and higher director fees and director and officer liability insurance of $0.8 million also contributed.

Litigation fees decreased $2.4 million compared to the same period last year due to the settlement agreement reached with EMED Technologies Corporation (“EMED”) in the prior year.

Research and development expenses increased $1.2 million for the year ended December 31, 2021, compared with the same period last year mostly due to fees related to personnel to support product development.

Depreciation and amortization

For the year ended December 31, 2021, depreciation and amortization expense increased $44,535, or 10.6%, compared with the same period last year.  We continued to invest in capital assets, mostly related to manufacturing and computer equipment.

Net Loss

	Years Ended December 31,				Change from Prior Year
	2021		2020		$	%
Net Loss	$(4,562,823)		$(1,212,063)		$(3,350,760)	(276.5%)
Stated as a Percentage of Net Revenues	(19.4%	)	(5.0%	)

Our net loss for the year ended December 31, 2021, was $4.6 million, as compared to net loss of $1.2 million for the year ended December 31, 2020, driven by higher selling, general and administrative expenses and research and development costs, partially offset by lower litigation costs, all as described above. Further offsetting the loss was a tax benefit of $0.3 million resulting from book to tax differences related to stock option expense and the tax benefit for the net operating losses of approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash of $25.3 million as of December 31, 2021, and $3.5 million of funds available under our revolving credit facility. Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, selling, general and administrative expenses and research and development costs.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must continue to invest in manufacturing technologies, facilities and equipment, and research and development. We estimate expenses to be between $27.0 million and $28.0 million in 2022. We expect our 2022 capital investments for manufacturing and leasehold improvements for our new facility to be in aggregate between $1.5 million and $2.0 million, net of financing arrangements.

Our inventory position was $6.1 million at December 31, 2021. We expect these levels to rise as we build to ensure timely order fulfillment as we complete the transition of the manufacturing of our needle sets and tubing products to our secondary source and for supply continuity as we move our manufacturing facility to our new location in 2022. As the relocation and transition to our secondary source are completed, this inventory is expected to convert to a source of cash in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020, and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in 2021. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021, and December 31, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid. The Company has determined that it has qualified for this credit and anticipates utilizing benefits under this act to aid its liquidity position and as a result has recorded a receivable of $0.7 million as of December 31, 2021.

In 2020, the Company purchased 683,271 shares of its common stock outstanding for $3.5 million under its stock repurchase program, which expired on December 31, 2021. No repurchases under the program were made in 2021.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash used in operating activities	$(4,319,510)	$(743,323)
Net cash used in investing activities	$(366,169)	$(1,036,152)
Net cash provided by financing activities	$2,705,282	$23,223,832

Operating Activities

Operating cash outflows were $4.3 million for the year ended December 31, 2021 and was mostly attributable to net loss adjusted for non-cash charges of $3.2 million, an increase in accounts receivable of $1.0 million due to higher sales in the fourth quarter of this year compared with last year, an increase in other receivables of $0.7 million for the ERC refund, an increase in prepaids of $0.8 million related to raw materials in transit, all partially offset by a decrease in inventory of $0.7 million, and an increase in accounts payable of $0.6 million.

Net cash used in operating activities of $0.7 million for the year ended December 31, 2020, was mostly attributable to non-cash charges for stock-based compensation and litigation settlement expense of $2.9 million, and an increase in accrued expenses and accrued payroll of $1.4 million, driven by the litigation settlement with EMED and customer rebates.  Further adding to the increase was an increase in depreciation and amortization of $0.4 million and a decrease in accounts receivable of $0.7 million due to timing of collections.  Offsetting these were primarily working capital changes which include an increase in inventory of $4.4 million as we built inventory to keep pace with sales growth and to ensure timely order fulfillment during the transition to our secondary manufacturing source, an increase in prepaid expenses and other assets of $0.4 million relating to increased insurance premiums, and a decrease in accrued tax liability of $0.2 million resulting from book to tax differences related to stock option expense.

Investing Activities

Our net cash used in investing activities of $0.4 million for the year ended December 31, 2021, was primarily for capital expenditures for manufacturing equipment and computers for new hires and replacement of retired computers.

Our net cash used in investing activities of $1.0 million for the year ended December 31, 2020, was primarily for capital expenditures for research and development and strategic initiatives.

Financing Activities

The $2.7 million provided by financing activities for the year ended December 31, 2021 is attributed to cash received for options exercised of $1.3 million, the issuance of common stock as settlement for litigation of $0.9 million, and $0.5 million on borrowings from indebtedness.

The $23.2 million provided by financing activities for the year ended December 31, 2020 is from the $26.6 million capital raise, net of expenses, and $0.1 million from options exercised, offset against the repurchase of the Company’s common stock outstanding of $3.5 million.

We expect that our cash on hand, cash flows from operations, and our fully available credit facility will be sufficient to meet our requirements at least through the next 12 months and thereafter for the foreseeable future.

See “NOTE 10 — DEBT OBLIGATIONS” for further detail regarding the promissory note and loan agreement, and “NOTE 11 — EQUITY” regarding the equity offering in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.  Also, see “NOTE 4 — STOCK-BASED COMPENSATION” for further detail regarding the EMED settlement.

Debt and Borrowing Capacity

Refer to “NOTE 10 — DEBT OBLIGATIONS” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding debt.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Lease Commitments

We currently rent a building located at 24 Carpenter Road, Chester, New York.  This facility is used as our headquarters and for our general operations. We expect to move in June 2022 from this building into 43,975 square feet of a building located at 100 Corporate Drive, Mahwah, New Jersey. The Company’s existing lease expires December 31, 2022, and the new lease commences March 1, 2022, and expires August 31, 2032.

Refer to “NOTE 5 – LEASES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding our operating and finance leases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPRO MED SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repro Med Systems, Inc.

Chester, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Repro Med Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Grant of Stock Options

Description of the Matter:

As discussed in Note 4 to the financial statements, the Company granted 2,000,000 options to purchase shares of its common stock with 10-year terms and a grant-date fair value of $5,699,986 to employees, directors and consultants during the year ended December 31, 2021. Management is required to analyze the fair value of each option granted and amortize it over its vesting period.

We identified the grant of the stock options as a critical audit matter. Management’s estimates regarding the fair value of options result in the application of a high degree of auditor judgment.

How We Addressed the Matter in Our Audit:

We obtained an understanding of the Company’s processes and controls in place for determining the fair value of each granted option. We evaluated the option price model management selected to determine the fair value, and analyzed the underlying data used to estimate the fair value of the awards. We also recalculated the fair value of each option granted during the year.

/s/ McGrail Merkel Quinn & Associates, P.C.

We have served as the Company's auditor since 2014.

Scranton, Pennsylvania

March 2, 2022

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,334,889	$27,315,286
Accounts receivable less allowance for doubtful accounts of $24,271 and $24,469 for December 31, 2021, and December 31, 2020, respectively	3,592,886	2,572,954
Inventory	6,106,338	6,829,772
Other receivables	718,220	—
Prepaid expenses and other	1,568,821	807,780
TOTAL CURRENT ASSETS	37,321,154	37,525,792
Property and equipment, net	1,106,445	1,167,623
Intangible assets, net of accumulated amortization of $263,729 and $199,899 at December 31, 2021 and December 31, 2020, respectively	808,813	843,587
Operating lease right-of-use assets	95,553	236,846
Deferred income tax assets, net	1,941,254	125,274
Other assets	19,812	19,812
TOTAL ASSETS	$41,293,031	$39,918,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,227,533	$624,920
Accrued expenses	2,709,704	2,610,413
Note Payable	508,583	—
Deferred Revenue	90,000	—
Accrued payroll and related taxes	160,603	287,130
Finance lease liability – current	—	2,646
Operating lease liability – current	95,553	141,293
TOTAL CURRENT LIABILITIES	4,791,976	3,666,402
Operating lease liability, net of current portion	—	95,553
TOTAL LIABILITIES	4,791,976	3,761,955
Commitments and contingencies (Refer to Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 48,044,162 and 46,680,119 shares issued; 44,623,660 and 43,259,617 shares outstanding at December 31, 2021, and December 31, 2020, respectively	480,441	466,801
Additional paid-in capital	40,774,245	35,880,986
Treasury stock, 3,420,502 shares at December 31, 2021 and December 31, 2020, at cost	(3,843,562)	(3,843,562)
Retained (deficit)/earnings	(910,069)	3,652,754
TOTAL STOCKHOLDERS’ EQUITY	36,501,055	36,156,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,293,031	$39,918,934

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

NET REVENUES	$23,490,175	$24,176,448
Cost of goods sold	9,720,597	9,240,362
Gross Profit	13,769,578	14,936,086

OPERATING EXPENSES
Selling, general and administrative	17,862,314	12,028,309
Litigation	—	2,447,213
Research and development	2,473,669	1,296,754
Depreciation and amortization	463,130	418,595
Total Operating Expenses	20,799,113	16,190,871

Net Operating Loss	(7,029,535)	(1,254,785)

Non-Operating Income
Gain/(Loss) on foreign currency exchange	(28,905)	1,536
Gain on disposal of fixed assets	1,009	16,591
Other Income	679,907	—
Interest income, net	13,083	42,395
TOTAL OTHER INCOME	665,094	60,522

LOSS BEFORE TAXES	(6,364,441)	(1,194,263)

Income tax benefit/(expense)	1,801,618	(17,800)

NET LOSS	$(4,562,823)	$(1,212,063)

NET LOSS PER SHARE
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	44,385,032	41,929,736
Diluted	44,385,032	41,929,736

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained		Total
	Common Stock		Paid-in	Earnings	Treasury	Stockholders’
	Shares	Amount	Capital	/(Deficit)	Stock	Equity

BALANCE, DECEMBER 31, 2019	42,239,788	$422,398	$6,293,069	$4,864,817	$(344,204)	$11,236,080

Issuance of stock-based compensation	32,181	322	240,638	—	—	240,960
Compensation expense related to stock options	—	—	1,377,772	—	—	1,377,772
Litigation settlement options	—	—	347,008	—	—	347,008
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Repurchases of shares	—	—	—	—	(3,499,358)	(3,499,358)
Issuance upon options exercised	719,162	7,191	88,689	—	—	95,880
Capital raise	3,593,750	35,938	26,596,668	—	—	26,632,606
Net loss	—	—	—	(1,212,063)	—	(1,212,063)
BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	95,725	958	432,696	—	—	433,654
Compensation expense related to stock options	—	—	2,049,041	—	—	2,049,041
Issuance of Restricted Stock	—	—	224,859	—	—	224,859
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,173,080	11,730	1,249,521	—	—	1,261,251
Net loss	—	—	—	(4,562,823)	—	(4,562,823)
BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055

See accompanying Notes to Financial Statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,562,823)	$(1,212,063)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock-based compensation expense	2,707,554	1,618,732
Stock-based litigation settlement expense	—	1,285,102
Depreciation and amortization	463,130	418,595
Gain on disposal of fixed assets	(1,009)	(16,591)
Deferred income taxes	(1,815,980)	62,967
Provision for doubtful accounts	—	(8,176)
Abandonment of intangible assets	—	41,919
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(1,019,932)	669,743
Decrease/(Increase) in inventory	723,434	(4,441,295)
Increase in other receivables	(718,220)	—
Increase in prepaid expenses and other assets	(761,041)	(420,614)
Increase in accounts payable	602,613	52,264
(Decrease)/Increase in accrued payroll and related taxes	(126,527)	96,865
Increase in deferred revenue	90,000	—
Increase in accrued expenses	99,291	1,313,801
Decrease in accrued tax liability	—	(204,572)
NET CASH USED IN OPERATING ACTIVITIES	(4,319,510)	(743,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(346,178)	(920,604)
Purchases of intangible assets	(29,056)	(140,548)
Proceeds from disposal of property and equipment	9,065	25,000
NET CASH USED IN INVESTING ACTIVITIES	(366,169)	(1,036,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	1,261,251	26,728,486
Common stock issuance settlement of litigation	938,094	—
Purchase of treasury stock	—	(3,499,358)
Borrowings from indebtedness	924,389	4,976,508
Payments on indebtedness	(415,806)	(4,976,508)
Payments on finance lease liability	(2,646)	(5,296)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,705,282	23,223,832

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,980,397)	21,444,357
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,315,286	5,870,929
CASH AND CASH EQUIVALENTS, END OF YEAR	$25,334,889	$27,315,286

Supplemental Information
Cash paid during the years 5for:
Interest	$13,241	$27,736
Income taxes	$1,903	$321,983
Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$433,654	$240,960
Issuance of common stock as settlement for litigation	$938,094	$938,094

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

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $63,830 and $62,177, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2022	$60,617
2023	59,842
2024	59,842
2025	59,842
2026	59,842
Thereafter	508,828
Total amortization expense	$808,813

INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2021 and 2020 was $399,300 and $356,418, respectively.

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

NET LOSS PER COMMON SHARE

Basic earnings per share are computed on the weighted average of common shares outstanding during each year.  Diluted earnings per share includes only an increase in the weighted average shares by the common shares issuable upon exercise of stock options.  See “NOTE 4 — STOCK-BASED COMPENSATION” for further detail.

	Years Ended
	December 31, 2021	December 31, 2020

Net loss	$(4,562,823)	$(1,212,063)

Weighted Average Outstanding Shares:
Outstanding shares	44,385,032	41,929,736
Option shares includable	— (a)	— (a)
	44,385,032	41,929,736

Net loss per share
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

__________

(a)	Option shares of 273,110 and 239,935 for 2021 and 2020, respectively were not included as the impact is anti-dilutive.

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

The following table summarizes net revenues by geography for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net Revenues
Domestic	$19,488,685	$20,678,453
International	4,001,490	3,497,995
Total	$23,490,175	$24,176,448

LEASES

In February 2016, the FASB issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.  Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by the Company for those leases classified as operating leases under current GAAP, while our accounting for capital leases remains substantially unchanged.  Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The standard became effective for us on January 1, 2019.  The standard had a material impact on our balance sheets but did not have a material impact on our statements of operations.  See “NOTE 5 — LEASES” for further detail.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2021.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through December 31, 2021.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2021	December 31, 2020

Raw materials and work-in-process	$2,997,807	$2,279,054
Finished goods	3,176,836	4,562,315
Total	6,174,643	6,841,369
Less: reserve for obsolete inventory	(68,305)	(11,597)
Inventory, net	$6,106,338	$6,829,772

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2021	December 31, 2020

Furniture and office equipment	$818,897	$753,536
Leasehold improvements	556,907	542,796
Manufacturing equipment and tooling	2,042,675	1,856,909
Total property and equipment	3,418,479	3,153,241
Less: accumulated depreciation and amortization	(2,312,034)	(1,985,618)
Property and equipment, net	$1,106,445	$1,167,623

NOTE 4 — STOCK-BASED COMPENSATION

The Company has two equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”) and the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). As of December 31, 2021, there were options to purchase 3,672,500 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 2,000,000 were issued during the twelve months ended December 31, 2021. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan. The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. As of December 31, 2021, there had been issued 59,658 shares of common stock as directors fees under the 2021 Plan.

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

2015 STOCK OPTION PLAN, as amended

Time-Based Stock Options

The per share weighted average fair value of stock options granted during the years ended December 31, 2021, and December 31, 2020 was $2.85 and $6.53, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2021, and December 31, 2020.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.  The following table summarizes the assumptions used in determining fair value. These assumptions are subjective and generally require significant analysis and judgment to develop.  We have recognized tax benefits associated with stock-based compensation of $175,257 and $62,393 for the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020

Dividend yield	0.00%	0.00%
Expected volatility	74.01 – 77.91%	62.11 - 62.18%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	10 Years
Risk-free rate	1.20-1.62%	0.63 - 0.64%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2021		December 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,922,494	$2.46	3,647,000	$1.32
Granted	2,000,000	$3.64	360,000	$9.54
Exercised	1,062,500	$1.19	884,506	$0.71
Forfeited	187,494	$3.36	200,000	$2.09
Outstanding at year end	3,672,500	$3.42	2,922,494	$2.46
Options exercisable	983,750	$2.73	906,244	$1.40
Weighted average fair value of options granted during the period	—	$2.85	—	$6.53
Stock-based compensation expense	—	$2,457,788	—	$874,869

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $2,457,788 and $874,869 for the years ended December 31, 2021, and 2020, respectively.  Cash received from option exercises for the years ended December 31, 2021, and 2020 was $1,261,251 and $95,880, respectively. We have recognized tax benefits associated with options exercised of $665,700 and zero for the years ended December 31, 2021 and 2020, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, and 2020, was $5,699,986 and $2,350,264, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2021, and 2020, was $697,920 and $397,962, respectively.

The following table presents information pertaining to options outstanding as of December 31, 2021:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.57 - $9.76	3,672,500	8.5 years	$3.42	983,750	$2.73

As of December 31, 2021, there was $6,158,501 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested was $1,923,179 and $803,171 at December 31, 2021, and December 31, 2020, respectively.

Performance-Based Stock Options

There were no performance-based stock options granted during the twelve months ended December 31, 2021, and 2020.

The following table summarizes the status of the 2015 Plan with respect to performance-based stock options as of December 31, 2021:

	December 31, 2021		December 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,000,000	$1.70	1,000,000	$1.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	1,000,000	$1.70	—	$—
Outstanding at year end	—	$—	1,000,000	$1.70
Options exercisable	—	$—	333,333	$1.70
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$(408,747)	—	$502,904

Total performance stock-based compensation expense totaled $(408,747) and $502,904 for the years ended December 2021 and 2020, respectively. All performance-based stock options were forfeited as of December31, 2021, and there was no unrecognized compensation cost remaining.

RESTRICTED STOCK AWARDS

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer and as an inducement to her employment, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. The following table summarizes the activities for our unvested restricted stock awards for the twelve months ended December 31, 2021, and 2020.

	Twelve Months Ended December 31,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	1,000,000	$3.01	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at December 31	1,000,000	$3.01	—	$—

As of December 31, 2021, there was $2,299,726 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 39 months. We have recognized tax benefits associated with restricted stock award compensation of $47,220 and zero for the twelve months ended December 31, 2021 and 2020, respectively.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 0.6 years, some of which include options to extend the leases annually and some with options to terminate the leases within 1 year.

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

The components of lease expense were as follows:

	Years Ended
	December 31,
	2021	2020

Operating lease cost	$149,476	$151,686
Short-term lease cost	146,604	65,227
Total lease cost	$296,080	$216,913

Finance lease cost:
Amortization of right-of-use assets	$2,586	$5,302
Interest on lease liabilities	60	237
Total finance lease cost	$2,646	$5,539

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141,293	$136,888
Financing cash flows from finance leases	$2,646	$5,296

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$95,553	$236,846

Operating lease liability - current	95,553	141,293
Operating lease liability, net of current portion	—	95,553
Total operating lease liabilities	$95,553	$236,846

Finance Leases
Property and equipment, at cost	$12,725	$12,725
Accumulated depreciation	(12,725)	(10,139)
Property and equipment, net	$—	$2,586

Finance lease liability – current	—	2,646
Finance lease liability, net of current portion	—	—
Total finance lease liabilities	$—	$2,646

	December 31, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases	0.6 Years	1.4 Years
Finance leases	0 Years	0.7 Years

Weighted Average Discount Rate
Operating leases	4.75%	4.75%
Finance leases	4.75%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	97,256	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	—	—
Total undiscounted lease payments	97,256
Less: imputed interest	(1,703)	—
Total lease liabilities	$95,553	$—

NOTE 6 — FEDERAL AND STATE INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020
State income tax:
Current, net of refund	$(12,800)	$(17,800)
Federal income tax:
Deferred	1,814,418	(62,967)
Current	—	62,967
Income tax benefit/(expense)	$1,801,618	$(17,800)

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for year 2021 and 2020 is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Loss before taxes	$(6,364,441)	$(1,194,263)
Income taxes computed at the federal statutory rate	$1,336,533	$250,795
State income and franchise tax	(12,800)	(17,800)
Permanent differences and other	477,885	(250,795)
Income tax benefit/(expense)	$1,801,618	$(17,800)

The significant components of deferred income tax assets, net are as follows:

	December 31, 2021	December 31, 2020

Deferred compensation cost	$389,981	$239,036
Depreciation and amortization	(116,911)	(135,092)
R&D credit	142,538
NOL	1,507,982
Allowance for bad debts and other	17,664	21,330
Deferred income tax assets, net	$1,941,254	$125,274

Our U.S. federal and state income tax returns remain open to examination for the tax years 2018 through 2021.

NOTE 7 — MAJOR CUSTOMERS

For the years ended December 31, 2021 and December 31, 2020, approximately 41% and 51%, respectively, of the Company’s net product revenues were derived from one major customer.  As of December 31, 2021 and December 31, 2020, accounts receivable due from this customer was $1.4 million for each period.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Refer to our Form 10-Q for the quarterly period ended June 30, 2020 regarding the dismissed case with our principal competitor, EMED.

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

NOTE 9 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2021 and December 31, 2020 was $166,014 and $156,789, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

NOTE 10 — DEBT OBLIGATIONS

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

The Company had no amount outstanding against the line of credit as of December 31, 2021.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of December 31, 2021, the Company had no amount outstanding against the PPLSA. This PPLSA expires on June 1, 2022.

NOTE 11 — EQUITY

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

On November 16, 2020, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company may purchase up to $10.0 million of its outstanding common stock through December 31, 2021.  As of December 31, 2020, the Company had purchased 683,271shares since inception of this plan. No purchases were made under the plan in 2021.

NOTE 12 — SUBSEQUENT EVENT

We have entered into a lease for a new facility located at 100 Corporate Drive, Mahwah, New Jersey to serve as our headquarters and for our general operations. We expect to move out of our current building into this 43,975 square foot facility in June 2022. The new lease term commences March 1, 2022 and expires August 31, 2032. Our monthly base rent is approximately $38,000 in the first year commencing March 1, 2022, with annual increases up to approximately $50,000 in the last year.

On February 16, 2022, we extended our current facility lease at 24 Carpenter Road, Chester, New York, which expires on August 31, 2022, to December 31, 2022 to ensure continuity as we transition to our new location in Mahwah, New Jersey.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2021, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.  Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.  We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3.1(i)	Restated Certificate of Incorporation effective March 1, 2019 (incorporated by reference to our Form 10-K filed with the SEC on March 5, 2019).

3.1(ii)	Amended and Restated By-Laws dated December 5, 2018 (incorporated by reference to our Form 8-K filed with the SEC on December 7, 2018).

4.1	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.1	Amended and Restated Employment Agreement made as of January 1, 2020 between Repro Med Systems, Inc. and Karen Fisher (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 24, 2020).*

10.2	Employment Agreement made as of October 10, 2017 between Repro Med Systems, Inc. and Manuel Marques (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 4, 2020).*

10.3	Lease Extension Agreement dated February 16, 2022 (filed herewith).

10.4	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.5	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021).

10.6	Form of Non-Qualified Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.7	Form of Incentive Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.7	Management Incentive Compensation Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2020).

10.8	Manufacturing and Supply Agreement dated as of November 11, 2020 between Repro Med Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 12, 2020). Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.9	Separation Agreement and General Release dated January 24, 2021 between the Company and Donald B. Pettigrew (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).+

10.10	Promissory Note in the aggregate principal amount of $3.5 million dated April 14, 2020 issued by the Company to KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.11	Commercial Security Agreement dated April 14, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

continued

Exhibit No.	Description

10.12	Loan Agreement dated April 20, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.13	Progress Payment Loan and Security Agreement dated as of April 20, 2020 between the Company and Key Equipment Finance, a Division of KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.14	Master Security Agreement dated as of April 20, 2020 between the Company and Key Equipment Finance, a Division of KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.15	Employment Agreement effective as of March 15, 2021 between Repro Med Systems, Inc. and Linda Tharby (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).* ^

10.16	Lease dated as of January 21, 2022 between the Company and Breit Industrial Canyon NJ1W05 LLC (filed herewith).

23.1	Consent of Independent Auditors (filed herewith).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

+	Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

*	Denotes management compensatory agreement or arrangement.

^	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2022.

REPRO MED SYSTEMS, INC.

/s/ Linda Tharby

Linda Tharby, President and Chief Executive Officer

/s/ Karen Fisher

Karen Fisher, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2022.

/s/ R. John Fletcher

R. John Fletcher, Chairman of the Board

/s/ James M. Beck

James M. Beck, Director

/s/ Robert T. Allen

Robert T. Allen, Director

/s/ David Anderson

David Anderson, Director

/s/ Kathy S. Frommer

Kathy S. Frommer, Director

/s/ Daniel S. Goldberger

Daniel S. Goldberger, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director

/s/ Shahriar Matin

Shariar Matin, Director

/s/ Donna French

Donna French, Director