Form 10-Q
period 2022-03-31
REPRO MED SYSTEMS INC
filed 2022-05-04
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 4, 2022, 44,868,605 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

REPRO MED SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

REPRO MED SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,577,247	$25,334,889
Accounts receivable less allowance for doubtful accounts of $24,271 for March 31, 2022 and December 31, 2021	3,145,397	3,592,886
Inventory	6,017,737	6,106,338
Other Receivables	680,075	718,220
Prepaid expenses	1,510,851	1,568,821
TOTAL CURRENT ASSETS	33,931,307	37,321,154
Property and equipment, net	1,763,269	1,106,445
Intangible assets, net of accumulated amortization of $278,897 and $263,729 at March 31, 2022 and December 31, 2021, respectively	795,339	808,813
Operating lease right-of-use assets	4,309,282	95,553
Deferred income tax assets, net	2,538,853	1,941,254
Other assets	89,587	19,812
TOTAL ASSETS	$43,427,637	$41,293,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,267,980	$1,227,533
Accrued expenses	2,171,724	2,709,704
Note Payable	255,614	508,583
Other Liabilities	115,625	90,000
Accrued payroll and related taxes	506,315	160,603
Operating lease liability - current	395,359	95,553
TOTAL CURRENT LIABILITIES	4,712,617	4,791,976
Operating lease liability, net of current portion	3,913,923	—
TOTAL LIABILITIES	8,626,540	4,791,976
Commitments and contingencies (Refer to Note 3)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 48,121,289 and 48,044,162 shares issued, 44,700,787 and 44,623,660 shares outstanding at March 31, 2022 and December 31, 2021, respectively	481,212	480,441
Additional paid-in capital	41,611,030	40,774,245
Treasury stock, 3,420,502 shares at March 31, 2022 and December 31, 2021, at cost	(3,843,562)	(3,843,562)
Retained deficit	(3,447,583)	(910,069)
TOTAL STOCKHOLDERS’ EQUITY	34,801,097	36,501,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,427,637	$41,293,031

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

NET SALES	$6,244,330	$5,430,951
Cost of goods sold	2,622,025	2,199,097
Gross Profit	3,622,305	3,231,854

OPERATING EXPENSES
Selling, general and administrative	5,491,213	4,992,829
Research and development	1,148,355	336,841
Depreciation and amortization	109,252	115,473
Total Operating Expenses	6,748,820	5,445,143

Net Operating Loss	(3,126,515)	(2,213,289)

Non-Operating Expense
Loss on currency exchange	(7,135)	(15,717)
Gain on disposal of fixed assets, net	—	736
Interest (Expense)/Income, net	(1,463)	9,771
TOTAL OTHER EXPENSE	(8,598)	(5,210)

LOSS BEFORE INCOME TAXES	(3,135,113)	(2,218,499)

Income Tax Benefit	597,599	942,361

NET LOSS	$(2,537,514)	$(1,276,138)

NET LOSS PER SHARE

Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	44,667,977	43,960,936
Diluted	44,667,977	43,960,936

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,537,514)	$(1,276,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	837,556	734,184
Depreciation and amortization	109,252	115,473
Deferred income taxes	(597,599)	(943,211)
Gain on disposal of fixed assets	—	(736)

Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	447,489	(988,387)
Decrease in other receivables	38,145	—
Decrease/(Increase) in inventory	88,601	(1,229,052)
(Increase)/Decrease in prepaid expenses and other assets	(11,805)	117,455
Increase in accounts payable	40,447	1,290,603
Increase in accrued payroll and related taxes	345,712	428,769
Decrease in accrued expenses	(537,981)	(854,613)
Increase in other liabilities	25,625	—
NET CASH USED IN OPERATING ACTIVITIES	(1,752,072)	(2,605,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(750,908)	(95,477)
Proceeds from disposal of property and equipment	—	9,065
Purchases of intangible assets	(1,694)	(15,792)
NET CASH USED IN INVESTING ACTIVITIES	(752,602)	(102,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(252,968)	—
Proceeds from issuance of equity	—	1,230,000
Common stock issuance as settlement for litigation	—	938,094
Payments on finance lease liability	—	(803)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(252,968)	2,167,291

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,757,642)	(540,566)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,334,889	27,315,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,577,247	$26,774,720

Supplemental Information
Cash paid during the periods for:
Interest	$4,425	$28
Income Taxes	$—	$850

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$142,500	$56,250
Issuance of common stock as settlement for litigation	$—	$938,094

The accompanying notes are an integral part of these financial statements.

REPRO MED SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2022

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055
Issuance of stock-based compensation	47,500	475	142,025	—	—	142,500
Compensation expense related to stock options	—	—	524,670	—	—	524,670
Compensation related to Restricted Stock	—	—	170,386	—	—	170,386
Issuance upon options exercised	29,627	296	(296)	—	—	—
Net loss	—	—	—	(2,537,514)	—	(2,537,514)
BALANCE, MARCH 31, 2022	48,121,289	$481,212	$41,611,030	$(3,447,583)	$(3,843,562)	$34,801,097

Three Months Ended March 31, 2021

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979
Issuance of stock-based compensation	10,124	101	56,149	—	—	56,250
Compensation expense related to stock options	—	—	677,934	—	—	677,934
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,110,580	11,106	1,218,894	—	—	1,230,000
Net loss	—	—	—	(1,276,138)	—	(1,276,138)
BALANCE, MARCH 31, 2021	47,896,061	$478,960	$38,771,105	$2,376,616	$(3,843,562)	$37,783,119

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

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021 (“Annual Report”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying financial statements.  The accompanying year-end balance sheet was derived from the audited financial statements included in the Annual Report.  The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.  Generally, tax years starting with 2019 are subject to examination by income tax authorities.

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

	Three Months Ended
	March 31,
	2022	2021

Net loss	$(2,537,514)	$(1,276,138)

Weighted Average Outstanding Shares:
Outstanding shares	44,667,977	43,960,936
Option shares includable	— (a)	— (a)
	44,667,977	43,960,936

Net loss per share
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

__________

(a)	For the three months ended March 31, 2022 and March 31, 2021, option shares of 346,020 and 183,681 were not included as the impact is anti-dilutive. For the three months ended March 31, 2022 and March 31, 2021, restricted shares of 1,000,000 and zero respectively, were not included as the impact is anti-dilutive.

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

REVENUE RECOGNITION

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

For Product Revenues, we recognize revenues when shipment occurs, and at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in sales.

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

Our NRE revenue will be complimentary to our existing product line offering. This revenue stream can fluctuate and may not be consistent from period to period, as the main area of opportunity is in relation to clinical trial support. Engineering work performed on our product may be specialized and tailored to the specific needs of each independent clinical trial and not uniform in nature. The clinical trial size and scope of protocols may also range greatly from customer to customer, and there is no expectation of repeat customers on a consistent basis compared to our normal course of business. We recognize NRE revenue under an input method, which recognizes revenue on the basis of our efforts or inputs to the satisfaction of a performance obligation (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The input method that we use is based on costs incurred.

The following table summarizes net sales by geography for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,		% of Total Net Sales
	2022	2021	2022	2021
Net Sales
Domestic	$5,301,388	$4,446,789	84.9%	81.9%
International	942,942	984,162	15.1%	18.1%
Total Net Sales	$6,244,330	$5,430,951

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2022.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through March 31, 2022.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2022	December 31, 2021

Furniture and office equipment	$826,503	$818,897
Construction in progress	638,489	—
Leasehold improvements	556,907	556,907
Manufacturing equipment and tooling	2,134,764	2,042,675
Total property and equipment	4,156,663	3,418,479
Less: accumulated depreciation and amortization	(2,393,394)	(2,312,034)
Property and equipment, net	$1,763,269	$1,106,445

Depreciation expense was $94,085 and $100,403 for the three months ended March 31, 2022, and 2021, respectively.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

NOTE 4 — STOCK-BASED COMPENSATION

The Company has two equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”) and the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). As of March 31, 2022, there were options to purchase 3,638,750 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 135,000 were issued during the three months ended March 31, 2022. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan. The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. For the quarter ended March 31, 2022, there had been issued 47,500 shares of common stock as directors fees under the 2021 Plan.

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

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. These awards were issued as an inducement for her employment.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2022 and March 31, 2021 was $2.45 and $3.06, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2022 and March 31, 2021. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $49,406 and $43,067 for the three months ended March 31, 2022 and 2021, respectively.

	March 31,
	2022	2021

Dividend yield	0.00%	0.00%
Expected Volatility	76.1 – 77.5%	74.01 – 74.28%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	1.81 – 1.87%	1.20 – 1.62%

The following table summarizes the status of the 2015 Plan with respect to time based stock options:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,672,500	$3.42	2,922,494	$2.46
Granted	135,000	$3.07	1,250,000	$3.94
Exercised	75,000	$1.60	1,000,000	$1.23
Forfeited	93,750	$1.57	—	$—
Outstanding at March 31	3,638,750	$3.49	3,172,494	$3.43
Options exercisable at March 31	1,358,750	$2.83	803,119	$2.09
Weighted average fair value of options granted during the period	—	$2.45	—	$3.06
Stock-based compensation expense	—	$524,670	—	$1,086,681

Total stock-based compensation expense was $524,670 and $1,086,681 for the three months ended March 31, 2022, and 2021, respectively. Cash received from option exercises for the three months ended March 31, 2022, and 2021 was $0 and $1,230,000, respectively.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022, and 2021 was $0.3 million and $3.8 million, respectively.  There were 75,000 options exercised during the three months ended March 31, 2022, and 1.0 million during the three months ended March 31, 2021.

The following table presents information pertaining to options outstanding at March 31, 2022:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.57-$9.76	3,638,750	8.5 years	$3.49	1,358,750	$2.83

As of March 31, 2022, there was $5,861,444 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of March 31, 2022, and March 31, 2021, was $2,815,943 and $1,230,434, respectively.

Performance Based Stock Options

There were no stock options granted during the three months ended March 31, 2022, and 2021.

The following table summarizes the status of the 2015 Plan with respect to performance-based stock options:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	—	$—	1,000,000	$1.70
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	1,000,000	$1.70
Outstanding at March 31	—	$—	—	$—
Options exercisable at March 31	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$—	—	$(408,747)

Total performance stock-based compensation expense totaled zero and ($408,747) for the three months ended March 31, 2022, and 2021, respectively. All performance-based stock options were forfeited and there was no unrecognized compensation cost remaining.

RESTRICTED STOCK AWARDS

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer and as an inducement to her employment, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. The following table summarizes the activities for our unvested restricted stock awards for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,000,000	$3.01	—	$—
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at March 31	1,000,000	$3.01	—	$—

As of March 31, 2022, there was $2,129,339 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 39 months. We have recognized tax benefits associated with restricted stock award compensation of $35,781 and zero for the three months ended March 31, 2022 and 2021 respectively.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.31	1,000,000	3.20 years	$3.01	—	$3.01

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

The Company had no amount outstanding against the line of credit as of March 31, 2022.

On April 27, 2020, the Company entered into a Progress Payment Loan and Security Agreement (“PPLSA”) and a Master Security Agreement (the “MSA”), each dated as of April 20, 2020, with Key Equipment Finance, a division of the Bank (“KEF”), to provide up to $2.5 million in financing for equipment purchases from third party vendors.  The PPLSA allows the Company to make draws with KEF to make certain payments to the equipment suppliers prior to the commencement of periodic payments under a term loan. Each draw under the PPLSA will bear interest at a variable rate equal to the then-current Prime Rate and will be secured by the financed equipment under the MSA.  At the end of each calendar quarter or year, the advances made under the PPLSA will be converted to term loans, subject to KEF’s approval of the equipment and certain other closing conditions being met.  Once the draws under the PPLSA are converted into a term loan, each promissory note will bear interest at a fixed rate of 4.07% per annum, subject to adjustment based on KEF’s cost of funds, with principal and interest payable in 84 equal consecutive monthly installments.  Each fixed rate installment promissory note may be prepaid, subject to a penalty if prepaid before the fifth anniversary of its issuance.  As of March 31, 2022, the Company had no amount outstanding against the PPLSA.

NOTE 6 — LEASES

We have operating leases for our new corporate office location and our existing corporate offices.  These two leases have remaining lease terms of 10.5 years and 9 months, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021

Operating lease cost	$78,442	$37,921
Short-term lease cost	49,709	34,889
Total lease cost	$128,151	$72,810

Finance lease cost:
Amortization of right-of-use assets	$—	$795
Interest on lease liabilities	—	28
Total finance lease cost	$—	$823

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63,193	$35,248
Financing cash flows from finance leases	—	803

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021

Operating Leases
Operating lease right-of-use assets	$4,309,282	$95,553

Operating lease current liabilities	395,359	95,553
Operating lease long term liabilities	3,913,923	—
Total operating lease liabilities	$4,309,282	$95,553

Finance Leases
Property and equipment, at cost	$—	$12,725
Accumulated depreciation	—	(12,725)
Property and equipment, net	$—	$—

Finance lease current liabilities	—	—
Finance lease long term liabilities	—	—
Total finance lease liabilities	$—	$—

	March 31, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases	10.4 Years	0.6 Years
Finance leases	0 Years	0 Years

Weighted Average Discount Rate
Operating leases	4.05%	4.75%
Finance leases	—	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$435,067	$—
2023	499,503	—
2024	499,503	—
2025	499,503	—
2026	499,503	—
Thereafter	2,830,518	—
Total undiscounted lease payments	5,263,597	—
Less: imputed interest	(954,315)	—
Total lease liabilities	$4,309,282	$—

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

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of product revenues of our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

The Company began its implementation of secondary sourcing of our needle and tubing sets to Command at the beginning of 2021 and is expected to complete the implementation by the second half of 2022. The Company has entered into a lease commencing March 1, 2022 for a new manufacturing facility and corporate headquarters, into which the Company expects to move in June 2022.

The Company ended the quarter with $6.2 million in net revenues, or a 15.0% increase, compared with $5.4 million in the same period last year driven by growth in domestic core, both pumps and consumables, and novel therapies.

Our gross margin, which is our gross profit stated as a percentage of net sales, for the three months ended March 31, 2022, was 58.0%, a decline from prior year period of 59.5%. The majority of the decline was driven by more lower margin NRE revenues for a pre-commercialization innovation development agreement for a large SCIg customer in the 2022 period and year over year higher manufacturing costs in our core business due to increasing raw material and labor costs, partially offset by increased price and mix.

Operating expenses for the three months ended March 31, 2022, were $6.7 million, up from $5.4 million for the same period last year, driven primarily by research and development efforts to support our core and novel therapies business, and by new hires to support commercialization and business development, and quality and regulatory consulting, partially offset by reorganization costs of $1.0 million last year.

RESULTS OF OPERATIONS

Three months ended March 31, 2022, compared to March 31, 2021

Net Sales

The following table summarizes our net sales for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,		Change from Prior Year			% of Total Net Sales
	2022	2021	$	%		2022	2021
Net Sales
Domestic Core	$4,993,536	$4,412,417	$581,119	13.2%		80.0%	81.2%
International Core	894,942	978,906	(83,964)	(8.6%	)	14.3%	18.0%
Novel Therapies	355,852	39,628	316,224	798.0%		5.7%	0.8%
Total	$6,244,330	$5,430,951	$813,379	15.0%

Total net sales were $6.2 million for the three months ended March 31, 2022, a 15.0% increase from $5.4 million in the same period of 2021, with strong year over year growth driven by domestic core, up 13.2%, due to growth in pumps and consumables driven by an overall increase in the subcutaneous immunoglobulin market, as well as our key growth initiatives including prefills and label expansions. Total novel therapies sales were $0.4 million for the three months ended March 31, 2022, a $0.3 million increase from the same period of 2021 primarily due to recognition of initial NRE revenues for a pre-commercialization innovation development agreement for a large SCIg customer. International core was down 8.6% year over year, due to quarterly buying pattern changes of a few smaller customers.

Gross Profit

Our gross profit for the three months ended March 31, 2022, and 2021 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
Gross Profit	$3,622,305	$3,231,854	$390,451	12.1%
Stated as a Percentage of Net Sales	58.0%	59.5%

Gross profit increased by $0.4 million or 12.1% in the first quarter of 2022, while gross margin decreased by 1.5 margin points to 58.0% primarily driven by increased lower margin NRE revenues for a pre-commercialization innovation development agreement for a large SCIg customer and year over year higher manufacturing costs in our core business due to increasing raw material and labor costs, partially offset by increased price and mix.

Selling, general and administrative, and Research and development

Our selling, general and administrative, and research and development costs for the three months ended March 31, 2022, and 2021 are as follows:

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
Selling, general and administrative	$5,491,213	$4,992,829	$498,384	10.0%
Research and development	1,148,355	336,841	811,514	240.9%
	$6,639,568	$5,329,670	$1,309,898	24.6%
Stated as a Percentage of Net Sales	106.3%	98.1%

Selling, general and administrative expenses increased $0.5 million, or 10.0%, during the three months ended March 31, 2022, compared to the same period last year, driven by $1.5 million in costs associated with new hires in the second half of 2021 to support commercialization and business development, and quality and regulatory consulting, partially offset by costs associated with the departure and replacement of the former chief executive officer and the recruitment of two new Board members of $1.0 million last year.

Research and development expenses increased $0.8 million, or 240.9%, during the three months ended March 31, 2022, compared with the same period last year due to higher salary and related expenses to build our internal capability and consulting fees to support product development.

Depreciation and amortization

Depreciation and amortization expense decreased by 5.4% to $109,252 in the three months ended March 31, 2022, compared with $115,473 in the three months ended March 31, 2021.  We continue to invest in capital assets, mostly related to manufacturing and computer equipment, offset by assets reaching their remaining useful life.

Net Loss

	Three Months Ended March 31,				Change from Prior Year
	2022		2021		$	%
Net Loss	$(2,537,514)		$(1,276,138)		$(1,261,376)	(98.8%	)
Stated as a Percentage of Net Sales	(40.6%	)	(23.5%	)

Our net loss was $2.5 million in the three months ended March 31, 2022, compared with net loss of $1.3 million in same period last year mostly driven by higher selling, general and administrative expenses and higher research and development expenses, partially offset by higher gross profit, all as described above. A tax benefit of $0.6 million resulting from the loss was also recorded during the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $22.6 million as of March 31, 2022.  Our principal source of operating cash inflows is from sales of our products to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, research and development expenses and selling, general and administrative expenses.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in manufacturing technologies, facilities and equipment, and research and development. We estimate expenses to be between $27.0 million and $28.0 million in 2022. We expect our 2022 capital investments for manufacturing and leasehold improvements for our new facility to be in aggregate between $1.5 million and $2.0 million, net of pre-approved financing arrangements totaling approximately $1.0 million, which are expected to be executed in the second quarter of 2022.

Our inventory position was $6.0 million at March 31, 2022. We expect these levels to rise in the short term as we build to ensure timely order fulfillment as we complete the transition of the manufacturing of our needle sets and tubing products to our secondary source and for supply continuity as we move our manufacturing facility to our new location in 2022. As the relocation and transition to our secondary source are completed, which we expect by the end of 2022, this inventory is expected to convert to a source of cash.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020, and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in 2021. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021, and December 31, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid. The Company determined that it qualified for this credit and anticipated utilizing benefits under this act to aid its liquidity position and as a result recorded a receivable of $0.7 million as of December 31, 2021. As of March 31, 2022, the credit has not been received.

We expect that our cash on hand, cash flows from operations, and our available credit facility will be sufficient to meet our requirements at least through the next 12 months. Continued execution on our longer-term strategic plan may require the Company to take on additional debt or raise capital through issuance of equity, or a combination of both in the periods post 12/31/2023. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including the potential impact of global supply imbalances and COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash used in operating activities	$(1,752,072)	$(2,605,653)
Net cash used in investing activities	$(752,602)	$(102,204)
Net cash (used in)/provided by financing activities	$(252,968)	$2,167,291

Operating Activities

Net cash used in operating activities of $1.8 million for the three months ended March 31, 2022, was primarily due to the net loss of $2.5 million and the deferred tax asset of $0.6 million, offset by favorable net working capital of $0.4 million driven by accounts receivable collections and non-cash charges for stock-based compensation of $0.8 million, and depreciation and amortization of $0.1 million.

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

Investing Activities

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2022, was for capital improvement expenditures for our new location and manufacturing and office equipment.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2021 was for capital expenditures for manufacturing and office equipment.

Financing Activities

The $0.3 million used by financing activities for the three months ended March 31, 2022, was for financed director and officer liability insurance.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.  There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2022, we issued 20,107 shares of our common stock to our Chief Executive Officer as a portion of her 2021 annual bonus in accordance with the terms of her employment agreement. These shares were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended.

PART II – ITEM 6.  EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPRO MED SYSTEMS, INC.

May 4, 2022	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

May 4, 2022	/s/ Karen Fisher
Karen Fisher, Chief Financial Officer and Treasurer (Principal Financial Officer)