Form 10-Q
period 2022-06-30
KORU Medical Systems, Inc.
filed 2022-08-03
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-12305

KORU MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3044880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Drive, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(845) 469-2042

(Registrant’s telephone number, including area code)

Repro Med Systems, Inc., 24 Carpenter Drive, Chester NY, 10918

((Former name, former address and former fiscal year, if changed since last report))

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

As of August 3, 2022, 45,033,053 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,265,552	$25,334,889
Accounts receivable less allowance for doubtful accounts of $24,471 for June 30, 2022, and December 31, 2021	4,084,762	3,592,886
Inventory	6,771,514	6,106,338
Other Receivables	680,796	718,220
Prepaid expenses	1,165,668	1,568,821
TOTAL CURRENT ASSETS	30,968,292	37,321,154
Property and equipment, net	2,823,090	1,106,445
Intangible assets, net of accumulated amortization of $294,301 and $263,729 at June 30, 2022 and December 31, 2021, respectively	791,781	808,813
Operating lease right-of-use assets	4,190,931	95,553
Finance lease right -of-use, net accumulated depreciation of $5,918 at June 30, 2022	349,153	—
Deferred income tax assets, net	3,249,323	1,941,254
Other assets	88,772	19,812
TOTAL ASSETS	$42,461,342	$41,293,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,389,862	$1,227,533
Accrued expenses	1,974,196	2,709,704
Note Payable	—	508,583
Other Liabilities	240,501	90,000
Accrued payroll and related taxes	696,042	160,603
Financing lease liability – current	66,503	—
Operating lease liability – current	363,030	95,553
TOTAL CURRENT LIABILITIES	5,730,134	4,791,976
Financing lease liability, net of current portion	281,958	—
Operating lease liability, net of current portion	3,827,900	—
TOTAL LIABILITIES	9,839,992	4,791,976

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 48,407,619 and 48,044,162 shares issued 44,987,117 and 44,623,660 shares outstanding at June 30, 2022, and December 31, 2021, respectively	484,076	480,441
Additional paid-in capital	42,349,760	40,774,245
Treasury stock, 3,420,502 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(3,843,562)	(3,843,562)
Retained deficit	(6,368,924)	(910,069)
TOTAL STOCKHOLDERS’ EQUITY	32,621,350	36,501,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,461,342	$41,293,031

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET SALES	$6,546,628	$5,528,174	$12,790,958	$10,959,125
Cost of goods sold	3,200,455	2,317,990	5,822,480	4,517,087
Gross Profit	3,346,173	3,210,184	6,968,478	6,442,038

OPERATING EXPENSES
Selling, general and administrative	5,530,022	4,085,945	11,021,235	9,078,774
Research and development	1,303,731	386,878	2,452,086	723,719
Depreciation and amortization	125,882	118,415	235,134	233,888
Total Operating Expenses	6,959,635	4,591,238	13,708,455	10,036,381

Net Operating Loss	(3,613,462)	(1,381,054)	(6,739,977)	(3,594,343)

Non-Operating Income/(Expense)
(Loss)/Gain on currency exchange	(21,705)	1,239	(28,840)	(14,478)
Gain on disposal of fixed assets, net	—	—	—	736
Interest income, net	3,566	9,950	2,103	19,721
TOTAL OTHER INCOME/(EXPENSE)	(18,139)	11,189	(26,737)	5,979

LOSS BEFORE INCOME TAXES	(3,631,601)	(1,369,865)	(6,766,714)	(3,588,364)

Income Tax Benefit	710,260	245,316	1,307,859	1,187,677

NET LOSS	$(2,921,341)	$(1,124,549)	$(5,458,855)	$(2,400,687)

NET LOSS PER SHARE

Basic	$(0.07)	$(0.03)	$(0.12)	$(0.05)
Diluted	$(0.07)	$(0.03)	$(0.12)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	44,921,870	44,489,853	44,795,625	44,226,936
Diluted	44,921,870	44,489,853	44,795,625	44,226,936

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,458,855)	$(2,400,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,579,151	1,339,356
Depreciation and amortization	235,134	233,888
Deferred income taxes	(1,308,069)	(1,201,956)
Gain on disposal of fixed assets	—	(736)
Changes in operating assets and liabilities:
Increase in accounts receivable	(454,452)	(4,446)
Increase in inventory	(665,176)	(732,978)
Decrease in prepaid expenses and other assets	334,193	346,227
Increase in other Liabilities	150,501	—
Increase in accounts payable	1,162,329	380,733
Increase in accrued payroll and related taxes	535,438	103,196
Decrease in accrued expenses	(735,508)	(838,747)

NET CASH USED IN OPERATING ACTIVITIES	(4,625,314)	(2,776,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,915,289)	(152,223)
Proceeds from disposal of property and equipment	—	9,065
Purchases of intangible assets	(13,540)	(23,978)
NET CASH USED IN INVESTING ACTIVITIES	(1,928,829)	(167,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(508,583)	—
Proceeds from issuance of equity	—	1,230,000
Common stock issuance as settlement for litigation	—	938,094
Payments on finance lease liability	(6,611)	(1,616)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(515,194)	2,166,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,069,337)	(776,808)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,334,889	27,315,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,265,552	$26,538,478

Supplemental Information
Cash paid during the periods for:
Interest	$6,204	$47
Income Taxes	$—	$850

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$258,005	$153,446
Issuance of common stock as settlement for litigation	$—	$938,094

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained		Total
	Common Stock		Paid-in	Earnings	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Three and Six Months Ended June 30, 2022

BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055

Issuance of stock-based compensation	47,500	475	142,025	—	—	142,500
Compensation expense related to stock options	—	—	524,670	—	—	524,670
Compensation expense related to restricted stock awards	—	—	170,386	—	—	170,386
Issuance upon options exercised	29,627	296	(296)	—	—	—
Net loss	—	—	—	(2,537,514)	—	(2,537,514)
BALANCE, MARCH 31, 2022	48,121,289	$481,212	$41,611,030	$(3,447,583)	$(3,843,562)	$34,801,097

Issuance of stock-based compensation	69,707	697	114,808	—	—	115,505
Compensation expense related to stock options	—	—	527,736	—	—	527,736
Compensation expense related to restricted stock awards	50,000	500	231,011	—	—	231,511
Issuance upon options exercised	166,623	1,667	(134,825)	—	—	(133,158)
Net loss	—	—	—	(2,921,341)	—	(2,921,341)
BALANCE, JUNE 30, 2022	48,407,619	$484,076	$42,349,760	$(6,368,924)	$(3,843,562)	$32,621,350

			Additional	Retained		Total
	Common Stock		Paid-in	Earnings	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Three and Six Months Ended June 30, 2021

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	10,124	101	56,149	—	—	56,250
Compensation expense related to stock options	—	—	677,934	—	—	677,934
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,110,580	11,106	1,218,894	—	—	1,230,000
Net loss	—	—	—	(1,276,138)	—	(1,276,138)
BALANCE, MARCH 31, 2021	47,896,061	$478,960	$38,771,105	$2,376,616	$(3,843,562)	$37,783,119

Issuance of stock-based compensation	14,615	146	97,050	—	—	97,196
Compensation expense related to stock options	—	—	441,841	—	—	441,841
Compensation expense related to restricted stock awards	—	—	66,135	—	—	66,135
Net loss	—	—	—	(1,124,549)	—	(1,124,549)
BALANCE, JUNE 30, 2021	47,910,676	$479,106	$39,376,131	$1,252,067	$(3,843,562)	$37,263,742

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

KORU MEDICAL SYSTEMS, INC. (the “Company,” “KORU Medical,” “we,” “us” or “our”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. The Company operates as one segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(2,921,341)	$(1,124,549)	$(5,458,855)	$(2,400,687)

Weighted Average Outstanding Shares:
Outstanding shares	44,921,870	44,489,853	44,795,625	44,226,936
Option shares includable	— (a)	— (a)	— (a)	— (a)
	44,921,870	44,489,853	44,795,625	44,226,936

Net loss per share
Basic	$(0.07)	$(0.03)	$(0.12)	$(0.05)
Diluted	$(0.07)	$(0.03)	$(0.12)	$(0.05)

__________

(a)

For the three months ended June 30, 2022, and 2021, option shares of 137,539 and 224,336 respectively, were not included as the impact is anti-dilutive.  For the six months ended June 30, 2022, and 2021, option shares of 166,441 and 214,132 respectively, were not included as the impact is anti-dilutive.

For the three months ended June 30, 2022 and 2021, restricted shares of 950,000 and 1,000,000 respectively, were not included as the impact is anti-dilutive. For the six months ended June 30, 2022, and 2021, restricted shares of 950,000 and 1,000,000 respectively, were not included as the impact is anti-dilutive.

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

REVENUE RECOGNITION

Our revenues are derived from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

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

Our novel therapies revenues can fluctuate and may not be consistent from period to period. Engineering work performed on our product may be specialized and tailored to the specific needs of each independent clinical trial and not uniform in nature. The clinical trial size and scope of protocols may also range greatly from customer to customer, and there is no expectation of repeat customers on a consistent basis compared to our normal course of business. We recognize NRE revenue under an input method, which recognizes revenue on the basis of our efforts or inputs (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation (ie completion milestone). The input method that we use is based on costs incurred.

The following table summarizes net sales by geography for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales
Domestic	$5,512,173	$4,645,770	$10,813,561	$9,092,559
International	1,034,455	882,404	1,977,397	1,866,566
Total	$6,546,628	$5,528,174	$12,790,958	$10,959,125

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2022.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through June 30, 2022.

RECLASSIFICATION

Certain reclassifications have been made to conform prior period data to the current presentation.  These reclassifications had no effect on reported net income.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2022	December 31, 2021

Furniture and office equipment	$867,559	$818,897
Construction in progress	625,296	—
Leasehold improvements	1,590,417	556,907
Manufacturing equipment and tooling	2,237,772	2,042,675
Total property and equipment	5,321,044	3,418,479
Less: accumulated depreciation and amortization	(2,497,954)	(2,312,034)
Property and equipment, net	$2,823,090	$1,106,445

Construction in progress and leasehold improvement increases of $0.6 million and $1.0 million, respectively are due to the new corporate headquarters and manufacturing facility buildout.

Depreciation expense was $104,560 and $100,564 for the three months ended June 30, 2022 and 2021, respectively, and $198,644 and $200,967 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

NOTE 4 — STOCK-BASED COMPENSATION

 The Company has three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”) , the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the Non-Employee Director Compensation Plan. The Company has also issued restricted stock as employment inducement awards to its Chief Executive Officer.

As of June 30, 2022, there were options to purchase 2,937,500 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 160,000 were issued during the three months ended June 30, 2022 and 295,000 were issued during the six months ended June 30, 2022. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan.

The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. During the three and six months ended June 30, 2022, there were issued 49,600 and 97,100 shares of common stock, respectively, as director compensation and 475,000 options to purchase shares of common stock as executive compensation under the 2021 Plan.

Effective January 1, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor were eligible to receive of $75,000 annually, to be paid quarterly $12,500 in cash and $6,250 in common stock.  The Chairman of the Board is eligible to receive $100,000 annually, to be paid quarterly $12,500 in cash and $12,500 in common stock.   Effective May 18, 2021, each non-employee director of the Company (other than the Chairman of the Board) and Board advisor are eligible to receive of $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. From May 18, 2021 to May 6, 2022, non-employee director compensation was paid pursuant to the 2021 Plan. Since May 6, 2022, non-employee director compensation has been paid pursuant to the Non-Employee Director Compensation Plan. All payments were and are pro-rated for partial service.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the six months ended June 30, 2022 and June 30, 2021 was $2.10 and $3.06, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2022 and June 30, 2021. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $99,584 and $9,817 for the six months ended June 30, 2022 and 2021, respectively.

	June 30,
	2022	2021

Dividend yield	0.00%	0.00%
Expected Volatility	65.9% - 77.5%	74.01% - 74.28%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	1.81% - 2.99%	1.20% - 1.62%

The following table summarizes the status of the 2015 Plan with respect to time based stock options:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,672,500	$3.42	2,922,494	$2.46
Granted	295,000	$2.70	1,250,000	$3.94
Exercised	618,750	$1.57	1,000,000	$1.23
Forfeited	411,250	$2.94	100,000	$3.94
Outstanding at June 30	2,937,500	$3.80	3,072,494	$3.41
Options exercisable at June 30	837,500	$3.47	871,244	$2.18
Weighted average fair value of options granted during the period	—	$2.10	—	$3.06
Stock-based compensation expense	—	$1,013,021	—	$1,528,522

Total stock-based compensation expense was $1,013,021 and $1,528,522 for the six months ended June 30, 2022, and 2021, respectively. Cash received from option exercises for the six months ended June 30, 2022, and 2021 was $0 and $1,230,000, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022, and 2021 was $0.6 million and $3.8 million, respectively.  There were 618,750 options exercised during the six months ended June 30, 2022, and 1.0 million during the six months ended June 30, 2021.

The following table presents information pertaining to options outstanding at June 30, 2022:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.57-$9.49	2,937,500	8.4 years	$3.80	837,500	$3.47

As of June 30, 2022, there was $5,117,429 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of June 30, 2022, and June 30, 2021, was $2,149,858 and $1,378,220, respectively.

Performance Based Stock Options

There were no performance based stock options granted during the six months ended June 30, 2022, and 2021.

The following table summarizes the status of the 2015 Plan with respect to performance based stock options:

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

Total performance stock-based compensation expense totaled zero and ($408,747) for the six months ended June 30, 2022, and 2021, respectively. All performance based stock options were forfeited as of June 30, 2021, and there was no unrecognized compensation cost remaining.

2021 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the six months ended June 30, 2022 and June 30, 2021 was $1.99 and $0 respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2022 and June 30, 2021. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $8,271 and $0 for the six months ended June 30, 2022 and 2021, respectively.

	June 30,
	2022	2021

Dividend yield	0.00%	0.00%
Expected Volatility	65.9%	0% - 0%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	0
Risk-free rate	2.99%	0% - 0%

The following table summarizes the status of the 2021 Plan with respect to time based stock options:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	0	$0	—	$—
Granted	475,000	$2.67	—	$—
Exercised	0	$—	—	$—
Forfeited	0	$—	—	$—
Outstanding at June 30	475,000	$2.67	—	$—
Options exercisable at June 30	0	$—	—	$—
Weighted average fair value of options granted during the period	—	$1.99	—	$—
Stock-based compensation expense	—	$39,384	—	$—

Total stock-based compensation expense was $39,384 and $0 for the six months ended June 30, 2022, and 2021, respectively. There were no options exercised during the six months ended June 30, 2022 and June 30, 2021.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022, and 2021 was $0.95 million and $0 million, respectively.  There were zero options exercised during the six months ended June 30, 2022, and zero during the six months ended June 30, 2021.

The following table presents information pertaining to options outstanding at June 30, 2022:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.67	475,000	9.8 years	$2.67	0	$0

As of June 30, 2022, there was $905,831 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2021 Plan.  That cost is expected to be recognized over a weighted-average period of 48 months.  The total fair value of shares vested as of June 30, 2022, and June 30, 2021, was zero and zero, respectively.

RESTRICTED STOCK AWARDS

The following table summarizes the activities for our restricted stock awards for the six months ended June 30, 2022, and 2021.

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	1,000,000	$3.01	1,000,000	$3.01
Vested	50,000	$3.31	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at June 30	950,000	$2.99	1,000,000	$3.01

As of June 30, 2022, and 2021, there was $1,958,952 and $2,458,451 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $71,563 and $13,888 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 — DEBT OBLIGATIONS

On June 29, 2022, the Company entered into a Loan Modification Extension Agreement (the “Modification Agreement”) with Keybank National Association (“Lender”) to modify its revolving line of credit with Lender in the amount of $3,500,000 (the “Loan”) that was originally made available on April 14, 2020 and renewed on June 24, 2021. Among other things, the Modification Agreement: (i) extends the maturity date of the Loan from June 1, 2022 to June 1, 2023; (ii) changes the interest rate applicable to the Loan from Prime – 1.50% to Prime + 0%; (iii) releases the Company from its obligations under a certain security agreement dated June 24, 2021 pursuant to which the Company had previously granted the Lender a first priority security interest in all equipment, inventory, accounts, instruments, chattel paper and general intangibles of the Company (the “Security Agreement”); and (iv) replaces the Security Agreement with a new pledge security agreement dated June 29, 2022 by and between the Company and Lender (the “Pledge Agreement”), which Pledge Agreement grants Lender a first priority security interest in certain of the Company’s bank accounts as collateral security for the Loan. The Company had no amount outstanding against the line of credit as of June 30, 2022.

On July 26, 2021, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.9 million bearing an annual percentage rate of 4.17%, to finance its insurance premiums. Monthly payments were due on the first of each month beginning August 1, 2021 through June 1, 2022. The Company is in the process of renewing the commercial insurance to begin August 1, 2022 through June 1, 2023.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our two operating leases have remaining lease terms of ten years and 6 months, respectively. Our finance lease, which was entered into in June 2022 has a remaining lease term of 5 years.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating lease cost	$161,140	$37,369	$239,582	$75,290
Short-term lease cost	28,579	33,548	78,288	68,437
Total lease cost	$189,719	$70,917	$317,870	$143,727

Finance lease cost:
Amortization of right-of-use assets	$5,918	$794	$5,918	$1,589
Interest on lease liabilities	0	19	0	47
Total finance lease cost	$5,918	$813	$5,918	$1,636

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181,544	$70,363
Financing cash flows from finance leases	6,611	1,616

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021

Operating Leases
Operating lease right-of-use assets	$4,190,931	$95,553

Operating lease current liabilities	363,030	95,553
Operating lease long term liabilities	3,827,900	—
Total operating lease liabilities	$4,190,930	$95,553

Finance Leases
Property and equipment, at cost	$355,071	$12,725
Accumulated depreciation	5,918	(12,725)
Property and equipment, net	$349,153	$—

Finance lease current liabilities	66,503	—
Finance lease long term liabilities	281,958	—
Total finance lease liabilities	$348,461	$—

	June 30, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases	10.2 Years	0.6 Years
Finance leases	5 Years	0 Years

Weighted Average Discount Rate
Operating leases	4.04%	4.75%
Finance leases	4.25%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	273,928	39,664
2023	499,503	79,329
2024	499,503	79,329
2025	499,503	79,329
2026	499,503	79,329
Thereafter	2,830,518	33,052
Total undiscounted lease payments	5,102,458	390,032
Less: imputed interest	(911,528)	(41,571)
Total lease liabilities	$4,190,930	$348,461

PART I — ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, and our officers and representatives may from time to time make, certain “forward-looking” statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of the management, as well as assumptions made and information currently available. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with COVID-19, inflation, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, our ability to convert inventory to a source of cash, future operating results, growth of new patient starts, Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM60® demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in Part II.— Item IA. “Risk Factors” in this report and from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2021 in addition to others. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding transition to our secondary manufacturing source, clearing second quarter 2022 backorders, non-recurrence of the impact from inventory accounting, move of our manufacturing facility, need for additional financing, and 2022 expenses and capital expenditures.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, the “Company,” “KORU Medical,” “we,” “us” or “our” refers to KORU Medical Systems, Inc.

OVERVIEW

The Company designs, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary use being for the delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

We have experienced and continue to experience supply chain issues and inflationary impacts on raw materials and labor resulting from the COVID-19 pandemic. We cannot predict whether current trends will continue and what impact they may have on our business, our customers or our financial results.

The Company continued its implementation of finished goods manufacturing of our needle and tubing sets to Command Medical Products, a third party contract manufacturing organization, which began in 2021 and expects to complete the implementation before the end of first quarter 2023. This move is intended to create a dual source of manufacturing and improve costs.

The Company entered into a lease commencing March 1, 2022 for a new corporate headquarters and manufacturing facility located in Mahwah, NJ. During the quarter ended June 30, 2022, the Company completed the first phase of the move, the headquarters and office staff to the new location, and expects to complete the move of manufacturing before the end of the year.

The Company ended the 2022 second fiscal quarter with $6.5 million in net sales, a 18.4% increase, compared with $5.5 million in the same period last year driven by growth in all three of our business sources.

Gross profit, stated as a percentage of net sales, for the three months ended June 30, 2022, was 51.1%, a decline from 58.1% in the prior year period.

Operating expenses for the three months ended June 30, 2022, were $7.0 million, up from $4.6 million for the same period last year, driven primarily by research and development, and for selling, general and administrative for new hires to support commercialization, business development, quality, and regulatory capabilities.

RESULTS OF OPERATIONS

Three months ended June 30, 2022, compared to June 30, 2021

Net Sales

The following table summarizes our net sales for the three months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Change from Prior Year		% of Net Sales
	2022	2021	$	%	2022	2021
Net Sales
Domestic Core	$4,996,791	$4,597,797	$398,994	8.7%	76.3%	83.2%
International Core	951,485	859,694	91,791	10.7%	14.5%	15.5%
Novel Therapies	598,352	70,683	527,669	746.6%	9.2%	1.3%
Total	$6,546,628	$5,528,174	$1,018,454	18.4%

Total net sales increased $1.0 million, or 18.4%, for the three months ended June 30, 2022, as compared with the same period last year, driven primarily by higher novel therapies sales for a milestone completion on an NRE innovation development agreement for a large pharmaceutical customer, clinical product sales for an expanded pipeline and increases in average selling prices for our products. Our domestic core business grew by 8.7%, and was impacted by supply chain issues and labor shortages which created backorders estimated to be $0.3 million that are not included in the reported net sales number. The increase in domestic core demand inclusive of backorders was attributed to volume growth driven by SCIg market growth and label expansions. We define backorders as any non-cancellable open order not shipped before promised delivery date net of rebates, discounts, and other fees. Backorders are expected to be cleared in the third quarter of 2022. International net sales were $1.0 million for the three months ended June 30, 2022, up 10.7% compared with the same period last year due to volume growth in several European markets driven by key tender wins.

Gross Profit

Our gross profit for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
Gross Profit	$3,346,173	$3,210,184	$135,989	4.2%
Stated as a Percentage of Net Sales	51.1%	58.1%

Gross profit increased $0.14 million or 4.2% in the three months ended June 30, 2022, compared to the same period in 2021.  This increase in the 2022 second quarter was mostly driven by the increase in net sales of $1.0 million as described above.  Gross profit as a percent of sales decreased to 51.1% compared to 58.1% from the second quarter of 2021.  The decline in the gross profit percent was primarily caused by the accelerated amortization of manufacturing variances in the quarter, due to lower levels of finished goods inventory.  This accounting treatment contributed 3.8 percentage points to the reduction and we believe is a non-recurring event.  In addition, the gross profit percent was impacted by manufacturing variances due to supply chain issues in the first quarter of 2022, amortized in the current period. Further contributing was lower gross profit from NRE revenues.  Partially offsetting these unfavorable impacts to the gross profit percent was a nominal impact from an increase in average selling prices.

Selling, general and administrative and Research and development

Our selling, general and administrative and research and development costs for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
Selling, general and administrative	$5,530,022	$4,085,945	$1,444,077	35.3%
Research and development	1,303,731	386,878	916,853	237%
	$6,833,753	$4,472,823	$2,360,930	52.8%
Stated as a Percentage of Net Sales	104.4%	80.9%

Selling, general and administrative expenses increased $1.4 million, or 35.3%, during the three months ended June 30, 2022 compared to the same period last year, primarily due to $1.2 million in compensation and benefits associated with new hires, $0.15 million in stock compensation, and $0.3 million in recruitment fees, partially offset by lower restructuring costs of $0.2 million.

Research and development expenses increased $0.9 million during the three months ended June 30, 2022 compared with the same period last year, primarily due to $0.3 million in compensation and benefits, and $0.5 million in higher consulting fees to support product development for novel therapies.

Depreciation and amortization

Depreciation and amortization expense increased by 6.3 % to $125,882 in the three months ended June 30, 2022 compared with $118,415 in the three months ended June 30, 2021.  We continue to invest in capital assets, mostly related to leasehold improvements, manufacturing, and computer equipment.

Net Loss

	Three Months Ended June 30,				Change from Prior Year
	2022		2021		$	%
Net Loss	$(2,921,341)		$(1,124,549)		$(1,796,792)	159.8%
Stated as a Percentage of Net Sales	(44.6%	)	(20.3%	)

Our net loss increased $1.8 million in the three months ended June 30, 2022 compared with the same period last year mostly driven by higher operating expenses due to higher selling, general and administrative and research and development expenses. A tax benefit of $0.7 million resulting from the loss was also recorded during the period.

Six months ended June 30, 2022 compared to June 30, 2021

Net Sales

The following table summarizes our net sales for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change from Prior Year		% of Net Sales
	2022	2021	$	%	2022	2021
Net Sales
Domestic Core	$9,990,327	$9,010,214	$980,113	10.9%	78.1%	82.2%
International Core	1,846,427	1,838,600	7,827	0.4%	14.4%	16.8%
Novel Therapies	954,204	110,311	843,893	765.0%	7.5%	1.0%
Total	$12,790,958	$10,959,125	$1,831,833	16.7%

Total net sales increased $1.8 million or 16.7% for the six months ended June 30, 2022, as compared to the prior year period, driven primarily by higher domestic core net sales of $1.0 million driven by increases in price and volume of pumps and consumables. Further contributing were higher novel therapies sales of $0.8 million compared with last year due to payment upon completion of two interim NRE milestones this year and clinical product sales for an expanded pipeline. Domestic core net sales were impacted by supply chain issues and labor shortages which created backorders estimated to be $0.3 million that are not included in reported net sales. We define backorders as any non-cancellable open order not shipped before promised delivery date net of rebates, discounts, and other fees. Backorders are expected to be cleared in the third quarter of 2022. International core net sales were $1.8 million in the 2022 first six months, relatively flat from the same period last year.

Gross Profit

Our gross profit for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
Gross Profit	$6,968,478	$6,442,038	$526,440	8.2%
Stated as a Percentage of Net Sales	54.5%	58.8%

Gross profit increased $0.53 million or 8.2% in the six months ended June 30, 2022, compared to the same period last year. This increase in the first half of 2022 was mostly driven by the increase in net sales of $1.8 million as described above.  Gross profit, stated as a percentage of net sales, was impacted by unfavorable manufacturing variances due to supply chain issues, labor shortages, and higher NRE revenue at lower margins recorded in the first half of 2022, partially offset by increased average selling prices.

Selling, general and administrative and Research and development

Our selling, general and administrative expenses and research and development costs for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
Selling, general and administrative	$11,021,235	$9,078,774	$1,942,461	21.4%
Research and development	2,452,086	723,719	1,728,367	238.8%
	$13,473,321	$9,802,493	$3,670,828	37.4%
Stated as a Percentage of Net Sales	105.3%	89.4%

Selling, general and administrative expenses increased $1.94 million, or 21.4%, during the six months ended June 30, 2022 compared to the same period last year, primarily due to $2 million in compensation and benefits related mostly to new hires in Sales, Quality and Regulatory to support our strategic growth initiatives, $0.5 million in recruitment fees, $0.2 million in stock compensation, $0.2 million in liability insurance, $0.2 million in travel related costs, and $0.1 million in consulting costs, partially offset by lower restructuring costs of $1.2 million.

Research and development expenses increased $1.73 million during the six months ended June 30, 2022 compared with the same period last year primarily due to $0.5 million in compensation and benefits, $0.1 million in recruitment fees, and $1.0 million in higher consulting fees to support product development for novel therapies.

Depreciation and amortization

Depreciation and amortization expense increased by 0.5% to $235,134 the six months ended June 30, 2022 compared with $233,888 in the six months ended June 30, 2021.  We continue to invest in capital assets, mostly related to leasehold improvements, manufacturing and computer equipment.

Net Loss

	Six Months Ended June 30,				Change from Prior Year
	2022		2021		$	%
Net Loss	$(5,458,855)		$(2,400,687)		$(3,058,168)	127.4%
Stated as a Percentage of Net Sales	(42.7%	)	(21.9%	)

Our net loss for the six months ended June 30, 2022 was $5.5 million compared to net loss of $2.4 million for the six months ended June 30, 2021, driven by higher selling, general and administrative and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $18.3 million as of June 30, 2022.  Our principal source of operating cash inflows is from sales of our products and NRE services to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, and selling, general and administrative expenses. Our cash outflows during the six months ended June 30, 2022 include expenses related to our facility move, which we do not expect to recur in future periods. We expect that equipment financing, the Employee Retention Credit (“ERC”), leasehold improvement credits, and inventory reduction by the end of fiscal year 2022 will reduce the current rate of our cash outflows.

To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in manufacturing technologies, facilities and equipment, and research and development. We estimate expenses to be between $27.0 million and $28.0 million in 2022. We expect our 2022 capital investments for manufacturing and leasehold improvements for our new facility to be in aggregate between $1.5 million and $2.0 million, net of pre-approved financing arrangements totaling approximately $0.9 million, which are expected to be fully executed in the third quarter of 2022.

Our inventory position was $6.8 million at June 30, 2022, which reflects an excess of work in process inventory when compared to prior periods that could not be converted to finished goods as a result of supply chain issues and labor shortages. We expect to reduce this excess inventory and convert it to a source of cash by the end of 2022. We further expect to reduce our inventory position when the transition to our secondary manufacturing source is completed, which we expect by March 31, 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020, and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in 2021. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021, and December 31, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid. The Company determined that it qualified for this credit and anticipated utilizing benefits under this act to aid its liquidity position and as a result recorded a receivable of $0.7 million as of December 31, 2021. As of June 30, 2022, the credit has not been received.

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next 12 months. Continued execution on our longer-term strategic plan may require the Company to take on additional debt or raise capital through issuance of equity, or a combination of both in the periods post 12/31/2023. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances and COVID-19 on the global financial markets. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash used in operating activities	$(4,625,314)	$(2,776,150)
Net cash used in investing activities	$(1,928,829)	$(167,136)
Net cash (used in)/provided by financing activities	$(515,194)	$2,166,478

Operating Activities

Net cash used in operating activities of $4.6 million for the six months ended June 30, 2022 was primarily due to the net loss of $5.5 million, working capital changes which included an increase in inventory of $0.7 million, an increase in accounts receivable of $0.5 million, and a decrease in accrued expenses of $0.7 million, offset by an increase in accounts payable of $1.2 million, an increase in accrued payroll of $0.5 million, and a decrease in prepaids of $0.3 million related to insurance payments.  Further contributing were deferred tax assets of $1.3 million increased for book to tax differences related to stock option expense.  Offsetting these were primarily non-cash charges for stock-based compensation of $1.6 million, and depreciation and amortization of $0.2 million.

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

Investing Activities

Net cash used in investing activities of $1.9 million for the six months ending June 30, 2022, was for capital expenditures for manufacturing and office equipment for our corporate office and manufacturing facilities move.

Net cash used in investing activities of $0.2 million for the six months ending June 30, 2021, was for capital expenditures for manufacturing and office equipment.

Financing Activities

The $0.5 million used in financing activities for the six months ended June 30, 2022, is from payments on our indebtedness for a note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2021 and below in this Quarterly Report on Form 10-Q, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Rising inflation may materially impact our financial operations or results of operations.

Inflation has increased in the first half of 2022 and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, manufacturing, interest rates, labor and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we expect to experience effects beginning in the second half of 2022, which could have a material impact on our financial condition or results of operations.

ITEM 5.  OTHER INFORMATION

On August 1, 2022, the Company amended and restated its annual cash bonus incentive plan for executives that was adopted in 2020, the Management Incentive Compensation Plan, to serve as an annual cash bonus incentive plan applicable to all full-time, salaried employees and such other employees designated by the Chief Executive Officer, now known as the Annual Incentive Compensation Plan.

On August 1, 2022, the Company’s Board of Directors eliminated the position of Chief Operating Officer and, therefore, removed Manuel Marques as an officer of the Company. Also on August 1, 2022, the Company gave Mr. Marques notice pursuant to his employment agreement that his employment with the Company would terminate, as a result of the position elimination, effective September 30, 2022 post an orderly transition.

On August 2, 2022, the Company appointed Christopher Pazdan, previously Vice President of Quality Assurance and Regulatory Affairs, to the newly created position of Senior Vice President, Operations. Mr. Pazdan will continue accountability for Quality Assurance and Regulatory Affairs, in addition to his new responsibility for Operations. In connection with such appointment, Mr. Pazdan entered into an amended employment agreement to increase his annual bonus potential from 35% to 40% of his base salary and, subject to approval of the Compensation Committee of the Company’s Board of Directors (the “Committee”), will receive options to purchase 100,000 shares of the Company’s common stock at an exercise price on the date of issuance (which will be the 1st or 15th day of the month following the Committee’s approval). The options will be subject to vesting conditions based on certain performance criteria to be determined by the Committee.

Mr. Pazdan has served as the Company’s Vice President of Quality Assurance and Regulatory Affairs since September 2021. From February 2019 to the time he joined the Company, Mr. Pazdan served first as Vice President, QA/RA and then Vice President, Quality Assurance at Hillrom, a global medical technology company. Prior to that time, from January 2017 to May 2018, he served as Sr. Director, Corporate QA/RA at Hillrom. From May 2018 to February 2019, Mr. Pazdan held the position of Director, Operations Quality at Abbott Laboratories. Mr. Pazdan previously worked at Becton Dickinson, Wockhardt and Rexam Pharma. Mr. Pazdan received his bachelor’s degree in engineering from the University of Illinois at Urbana-Champaign.

PART II – ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement dated as of October 20, 2021 between KORU Medical Systems, Inc. and Thomas Adams

10.2	Employment Agreement dated as of August 4, 2021 between KORU Medical Systems, Inc. and Christopher Pazdan

10.3	Amendment to Employment and Option Agreements dated as of August 2, 2022 between KORU Medical Systems, Inc. and Christopher Pazdan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

August 3, 2022	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

August 3, 2022	/s/ Thomas Adams
Thomas Adams, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)