Form 10-K
period 2022-12-31
KORU Medical Systems, Inc.
filed 2023-03-08
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the closing sales price of June 30, 2022, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $71,872,771.

As of March 8, 2023, 45,519,164 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

- ii -

PART I

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refer to KORU Medical Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as: “believe,” “plan,” “goal,” “intend,” “seek,” “expect,” “will,” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make under “Our Strategy” in Business under Item 1 of this Form 10-K and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K, and statements regarding completion of our move to the newly leased facility including continuity of product supply, compliance with EU MDR, transition of our outsourced manufacturing, 2023 expenses, needs for additional capital, capital investments, inventory levels, plans for expansion of our share position and products, and increase in patient SCIg prescriptions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

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

ITEM 1. BUSINESS

OUR BUSINESS

KORU Medical develops, manufactures and markets proprietary portable and innovative medical devices primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. Our focus is primarily concentrated on our mechanical infusion products, the FREEDOM Infusion Systems (which we refer to as the “FREEDOM System” when used with one or more accessories), which include the FREEDOM60® Syringe Driver, the FreedomEdge® Syringe Driver, HIgH-Flo Subcutaneous Safety Needle Sets™ and Precision Flow Rate Tubing™.

Our revenues are derived from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the Freedom Infusion Systems, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III, ) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings, for patient self-administration of drug therapy.

OUR STRATEGY

We plan to become a leading provider of solutions for subcutaneous large-volume infusions defined as greater than 10ml. We intend to accomplish this objective by increasing penetration of our core subcutaneous immunoglobulin (“SCIg”) market and extending into new subcutaneous drug therapies.

We have identified multiple factors we believe are driving growth of the SCIg market. These include:

•	Increasing diagnoses of Primary Immunodeficiency Diseases (“PIDD”), which often require immunoglobulin (“Ig”) treatment

•	New on-label indications for SCIg drugs such as Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), Secondary Immunodeficiency Diseases (“SIDD”), and others in clinical development.

•	Increase in the number of available SCIg medications such as the introduction of Cutaquig® and Xembify® in the United States and Europe, and planned launches of Cuvitru® and HyQvia® in Japan

•	Biopharmaceutical investment in SCIg products, such as prefilled syringe formats that make infusion easier for patients, which may make more patients eligible for SCIg therapy

•	Increasing supply of donated plasma, which increases the global supply of Ig medications

•	Favorable patient preference, side effect profile, and health economics for at-home SCIg compared with intravenous Ig therapy

We intend to maintain and extend our leadership position in the SCIg market through clinical and product innovation and commercial excellence. By improving our products, establishing thought leadership in subcutaneous therapy, partnering with drug manufacturers, expanding geographically, and executing commercially, we intend to increase our overall global share position and the number of patients prescribed SCIg over intravenous Ig.

Furthermore, we plan to expand into new therapies outside of SCIg. We estimate that at least 100 large-volume drugs are in clinical development utilizing subcutaneous infusion. The pipeline is driven by the need to deliver high therapeutic doses, difficulty in formulating large molecules into small volumes, nursing shortage, pharmaceutical companies shifting development programs toward at-home subcutaneous therapy, and other factors. Biopharmaceutical manufacturers seek device partners during the drug development process. We intend to partner with them during clinical development—generating services revenues to prepare and customize our products for clinical use and regulatory clearance, as well as, product revenues post commercialization.

We believe our track record of regulatory clearance and successful patient use, combined with our channel access, position KORU to both maximize our growth in the core SCIg market and expand into new therapeutic areas.

OUR PRODUCTS

KORU’s infusion devices work together as a system to deliver life-saving therapies to patients with chronic illnesses, such as PIDD and CIDP.  The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30ml and 20ml syringe and prefilled syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing.  The systems are portable, easy to operate, maintenance free and do not require batteries or electricity. The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues can tolerate what the system delivers.

Our FREEDOM System is cleared for the most on-label subcutaneous indications including specific FDA clearance for: delivery of specific medications through subcutaneous and intravenous routes, including specific clearance for leading immune globulins Cutaquig ®, Cuvitru®, Hizentra®, Xembify, Empaveli® (branded Aspaveli® outside the United States), Gammagard Liquid®, and a variety of antibiotics. The FREEDOM System is the only infusion system specifically cleared for SCIg delivery with a prefilled syringe, the Hizentra® 20ml prefilled syringe.

Ambulatory infusion systems are most prevalent in the home care and alternate site markets.  The SCIg products delivered by the FREEDOM System are indicated for a variety of conditions, including PIDD and CIDP in the United States and PIDD, CIDP and Secondary Immunodeficiency Disease (“SIDD”) in Europe. Empaveli® is indicated for Paroxysmal Nocturnal Hemoglobinuria (“PNH”). The use of the FREEDOM System for SCIg drug delivery continues to increase, and it remains the market leading delivery system in the U.S. for these treatments.  In recent years Hizentra® has received an expanded indication for treatment of CIDP in the United States and multiple SCIg drugs have received indications for CIDP and SID outside of the United States. It is expected that patient access to SCIg will expand as new drugs are developed, existing drugs are approved and/or marketed in new countries, and existing drugs receive new indications.

HIgH-Flo Subcutaneous Safety Needle Sets are an important element of the FREEDOM System. The needle sets are available in 26- and 24-gauge sizes and feature unique design elements specific to subcutaneous self-administration.  One such feature includes a back-cut needle designed for more comfort and less tissue damage with flexible wings to minimize patient discomfort over prior needle set offerings.

Precision Flow Rate Tubing is designed for repeatable flow rates without allowing unrestricted flow.  The tubing regulates the flow rate and infusion time for various applications when used with the FREEDOM System.  Each tubing set provides a different level of flow restriction and consistently delivers medication with low residual volume to minimize drug waste.

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to pharmaceutical companies, specialty pharmacy customers and home infusion providers.  Our products are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell the majority of our products through three distributors in the U.S. and two distributors outside the U.S.  As of December 31, 2022, these five distributors comprised approximately 72% of our net revenues with one of our U.S. distributors contributing approximately 41%.

Specialty pharmacies, home infusion providers, and distributors are our primary sales contacts, although we provide education and training materials to clinicians, patients and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We currently perform product assembly, calibration, pre- and post-assembly quality control inspection and testing, and final packaging at our Chester, NY facility and have been transitioning those activities to our leased facility in Mahwah, NJ. We expect to transition all remaining activities to Mahwah, NJ in March 2023.  We have entered into an agreement with Command Medical Products, Inc. (“Command”), to manufacture and supply substantially all of the Company’s subassemblies, needle sets and tubing products for supply continuity and cost savings. We expect the transition to Command to be completed no later than the second quarter of 2023.

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

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources are engaged in continuously improving existing product performance and researching new product opportunities to enhance our product portfolio.  We spent $5.0 million and $2.5 million on research and development for the years ended December 31, 2022 and 2021, respectively.  We intend to make additional investments in research and development over the next twelve months to support adding research and development capability to develop a “next-generation” infusion pump and consumable system.

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

The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion, marketing, distribution, post approval monitoring and reporting, import and export of medical devices in the U.S. to assure the safety and effectiveness of medical products for their intended use.  Thus, both before and after a product is commercially released, we have ongoing responsibilities under the FDA. For instance, all medical devices marketed in the U.S. must be manufactured in accordance with the FDA’s quality system regulations (“QSRs”).  Accordingly, our facility and procedures and those of our applicable suppliers are also subject to periodic inspections by the FDA to determine compliance with applicable laws and regulations.  The Federal Trade Commission also regulates the advertising of our products.  Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

Our business is also affected by patient privacy laws and government payor cost containment initiatives, as well as environmental health and safety laws and regulations.

U.S. Device Classification and Clearance

Except where an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FFDCA”), also known as a 510(k) clearance, approval of a pre-market approval (“PMA”) application, or as part of a drug-device combination product through a Biologics License Application (“BLA”) or New Drug Application (“NDA”).  For example, the use of our FREEDOM System with therapies not covered by the existing FDA clearance will require additional 510(k) clearance , BLA, NDA or PMA approval.

Under the 510(k) process, applicants must demonstrate to the FDA that a device is as safe and effective as, or substantially equivalent to, a legally marketed device, known as the “predicate” device.  Applicants must submit performance data to establish substantial equivalence.  In some instances, data from human clinical trials must also be submitted in support of a 510(k), and this data must be collected in a manner that conforms to the applicable Investigational Device Exemption (“IDE”) regulations.  The FDA must issue a substantial equivalence determination before commercial distribution can occur.  Changes to cleared devices that will not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) submissions.  Changes that will significantly affect the safety or effectiveness of the device will require a new 510(k) prior to marketing of the modified device.  We cannot predict with any certainty how future reforms to Federal regulations may impact our business.  See “ITEM 1A. RISK FACTORS.”

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

Under the NDA and BLA application process, the applicant must demonstrate that the drug or drug-device combination is safe and effective for its intended use.  Various FDA reviewers will provide written evaluations in their areas of expertise which are consolidated and provided to FDA senior staff for final evaluation. FDA then provides the application sponsor approval or a deficiency letter. In the case of a deficiency letter, the sponsor must submit an adequate response to continue the review process. The NDA and BLA processes involve considerable expense associated with data collection and analysis and other expenses.

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

COMPETITION AND THE MARKET

Competition for the FREEDOM System includes electronic (volumetric) pumps, elastomeric (infuser) pumps, and fully mechanical pumps as well as other types of pumps.  Safety, ease of use, familiarity, cost effectiveness, and accuracy are the principal driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are more costly and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician. Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous and surgical wound site applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems.

Competition for infusion devices for new drugs includes a variety of technologies and companies. No single technological approach—autoinjectors, electronic (volumetric pumps), mechanical pumps, needle-free injectors, on-body wearable devices, pen injectors, and pre-filled syringes—will meet the needs of all or even a majority of drugs. For drugs requiring infusion volumes over 3 ml, the segment most similar to the SCIg drugs currently delivered by the FREEDOM System, the most relevant approaches include mechanical pumps, on-body wearable devices, and simple electronic pumps. Challenges to their successful commercialization include high costs per infusion, increased environmental impact, complexity for users, and complex mechanisms with multiple failure modes.

HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had 85 full time employees and 1 part time employee.  As of December 31, 2022, approximately 53% of the Company’s workforce was female and approximately 43% of the Company’s employees in managerial roles were female.  Approximately 41% were minorities (non-White) in the Company workforce as of December 31, 2022.  None of our employees are represented by a collective bargaining agreement.

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

PATENTS AND INTELLECTUAL PROPERTY

We have patents and other intellectual property that we believe protect the FREEDOM System, and we continue to file patent applications in connection with our research and development activities. As of December 31, 2022, we own 14 U.S. Patents and 60 foreign patents. In addition, we have 5 pending U.S. patent applications and 11 foreign patent applications. The fundamental patents protecting our drug delivery systems extend until 2034 and beyond.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 8, 2023:

Name	Age	Position / Held Since
Linda Tharby	54	Chief Executive Officer and President (since April 2021)
Tom Adams	50	Interim Chief Financial Officer, Secretary and Treasurer (since July 2022)
Brian Case	50	Chief Technology Officer (since April 2022)

Executive officers hold office at the discretion of the Board of Directors.

Ms. Tharby was appointed as President and CEO in April 2021. Ms. Tharby has over 25 years of executive leadership experience building and leading strong performing global organizations that develop and commercialize products and service innovations, while delivering solutions to patients in the home setting. Prior to joining KORU, Ms. Tharby spent the last 24 years working in various roles of increased responsibility at Becton Dickinson (“BD”). Ms. Tharby was a member of the Executive Leadership team of BD that transformed the company from an $8 billion medical supplies company to an $18 billion global medical technology company. Ms. Tharby’s last role was as Chief Customer Experience Officer from July 2018 through December 2020. Prior to that she served as BD’s Chief Human Resources Officer, from October 2016 through July 2018. From 1998 to 2016, she held numerous senior global business leadership roles at BD, including Executive Vice President and President of Life Sciences, Group President of Pre-Analytical Systems and Biosciences, Worldwide President of Diabetes Care, and Vice President/General Manager of Pharmaceutical Systems. Ms. Tharby has an Honors Bachelor of Business Administration from Wilfrid Laurier University in Waterloo, Ontario Canada.

Mr. Adams joined KORU Medical Systems in November 2021 as Vice President of Financial Planning and Analysis and was appointed Interim- Chief Financial Officer in July 2022. Mr. Adams has an extensive background in financial planning, corporate finance, commercial and supply chain finance, and mergers and acquisitions (M&A). Prior to joining KORU, Mr. Adams spent 10 years at Integra Life Sciences in various leadership positions in Finance and Accounting Controllership with most recent position as Senior Director of Finance. In this role, Mr. Adams was the head of finance for Integra’s Tissue Technology Business where he served a leading role in supporting a $500 million business unit to high growth and profitability. Previous roles included Group Controller/Head of FP&A Global Supply and prior to Integra Life Sciences, Mr. Adams served as Director of Finance at Pfizer Inc serving in many domestic and international roles. Mr. Adams earned his Bachelor of Science in Business Administration-Accounting & Finance from the Ohio State University.

Mr. Case joined KORU Medical Systems in April 2022 as Chief Technology Officer. Mr. Case brings over 20 years of research and development experience working with a combination of large and small medical device companies. For the 16 years prior to joining KORU, Mr. Case was an R&D leader with Fresenius Kabi, a global leader specializing in lifesaving medicines and technologies for infusion, transfusion, and clinical nutrition. As the Vice President of R&D for the Transfusion and Cell Technologies business, Mr. Case provided global business and technical leadership to drive the long-term product vitality of the business and promote entry into new business areas.  During his time at Fresenius, Mr. Case’s many accomplishments included bringing new products and technologies to market, leading to new business divisions, multiple international product approvals and value creation for the company. Mr. Case also led the Project Management office for the company, responsible for the identification and implementation of best practices and functional excellence.  Prior to Fresenius, Mr. Case was the R&D Manager, Advanced Research at Cook Medical where he led a cross-functional team that developed and assessed new technologies to create a product portfolio to service the peripheral disease market. Mr. Case’s work has been prolific with over 100 patents filed during his career. Mr. Case received his Master of Science in Engineering Management from Rose-Hulman Institute of Technology, and his Bachelor of Science in Engineering Mechanics, from University of Illinois.

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

Demand for our products depends on the availability of drugs to be administered by them.  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®.  Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products.  In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable with devices we do not offer or without a medical device.  The COVID-19 pandemic has negatively impacted the collection of plasma, the source of the active ingredient of SCIg medications, which may limit the supply of these drugs. If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

Our compliance with EU MDR regulations by December 2028 will require significant investment and, if we are not in compliance by that time, we will not be able to sell our products in the EU.

In the European Union (“EU”), we are required to comply with the new Medical Device Regulation (“MDR” or “EU MDR”) effective May 2021, which supersedes the prior Medical Device Directives. Medical devices which have a valid CE certificate to the current Medical Device Directives (issued before May 2021), as do all of our current products, can continue to be sold until December 2028 or until the CE certificate expires, whichever comes first, providing there are no significant changes as defined in Article 120 of EU MDR. The MDR was published in May 2017 with a 3-year transition period. That transition period was extended to May 2021 due to the COVID-19 pandemic. In early 2023, the transition period was further extended to December 2028 for class IIa products. The CE mark required to sell medical devices in the EU is affixed following conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer. The selected pathway to CE marking is based on product risk classification. CE marking indicates conformity to the applicable essential requirements of the relevant Medical Device Directives and in the future to the general safety and performance requirements for the new MDR. The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements and other new requirements, including Unique Device Identification (“UDI”) as well as many other post-market obligations. MDR also significantly modifies and increases the compliance requirements for the industry and will require significant investment by us in the near future to implement.

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Implementation of the compliance requirements of these regulations requires us to incur significant expenditures and utilize resources. Failure to continue to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

If we are unable to comply with the MDR by December 2028, we will not be able to sell our products in the EU, which will materially impact our net revenues.

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

Our products are currently manufactured and stored at our corporate headquarters and manufacturing facilities.  Loss or damage to our manufacturing and storage sites due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers. Additionally, Command manufactures and supplies the Company’s subassemblies, needle sets and tubing products in Nicaragua. There could be a delay in providing the products timely due to their climate and international boundaries.

We take precautions to safeguard our facilities, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data.  Our insurance may not cover our losses in any particular case.  In addition, regardless of the level of insurance coverage, damage to our facilities may harm our business, financial condition and operating results.

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world have imposed measures designed to reduce the transmission of COVID-19 and individuals continue to respond to the fear of contracting COVID-19. In particular, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services. While elective procedures and exams and capital purchases have increased from initially depressed levels, the reduction in elective procedures, exams and capital purchases has had, and we believe may continue to have, a negative impact on the sales of our products . Additionally, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could further adversely affect sales of our products.

The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees.

We may be unable to compete successfully in our highly competitive industry.

We operate in a single market – ambulatory infusion – and are dependent upon our success in that market. We face competition in our market from a wide range of international and domestic companies, including those that deliver electronic volumetric pumps, elastomeric infuser pumps, other mechanical devices, novel drug delivery devices and methodologies, and devices and formulation technologies that allow drugs to be delivered in volumes smaller than the FREEDOM System is designed to deliver. These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do.  We also face competition from companies that are even more specialized than ours with respect to particular markets or product lines.  Some of those companies have greater financial and sales and marketing resources than we do or offer products at a lower price point than ours.  In addition, former employees may develop products that are competitive with ours or capitalize on customer relationships developed while employed with us, subject to their continuing obligations under confidentiality agreements and other restrictive covenants that may survive their employment.  We face competition on the basis of product features, clinical or economic outcomes, product quality, availability, price, services, technological innovation and other factors.  In addition, we face changing customer preferences and requirements, changes in the ways health care services are delivered, including the transition of high-acuity care to lower-acuity, and non-acute care settings.

Competition may increase further as additional companies begin to enter our market or modify their existing products to compete directly with ours.  If we are forced to reduce our prices due to increased competition, our business could suffer.

The medical technology industry has also experienced a significant amount of consolidation, resulting in larger companies with greater access to markets.  Pharmaceutical manufacturers, health care systems, other health care companies and even retail pharmacies are also consolidating, resulting in greater purchasing power for these companies.  As a result, competition among medical device suppliers to provide goods and services has increased.  Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers.  Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the prices of our products.

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

Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, principally by the FDA, numerous other federal, state, and non-U.S. governmental authorities and equivalent regulatory bodies of other countries.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the design, development, and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, promotion, and distribution of our products; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

In the U.S., our device products are subject to clearance or approval by FDA under the FFDCA.  Before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either 510(k) clearance or approval of a PMA application from the FDA, unless an exemption applies.  Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.  To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device.  If the manufacturer is unable to demonstrate substantial equivalence to FDA’s satisfaction, or if there is no available predicate device, then the manufacturer may be required to seek approval through the PMA application process, which is generally more costly and time consuming than the 510(k) process.  Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use.  Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. In the future our device products may be approved as part of a drug submission under a combination product regulatory pathway. Under the combination product approval process, our device would typically be submitted as part of a drug application, typically a BLA or NDA in the United States. The proof required for approval as a combination product is similar to that required for a 510(k), but may differ in material ways. In addition, the regulatory approval is held by the pharmaceutical manufacturer, not KORU.

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

Both before and after a product is commercially released, we have ongoing responsibilities under the FDA and other applicable non-U.S. government agency laws and regulations.  The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices.  The results of these inspections can include inspectional observations on the FDA’s Form 483, warning letters, or other forms of enforcement.  If the FDA or any state or foreign regulatory authorities were to conclude that we are not in compliance with any applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could deem our products adulterated or misbranded, and take enforcement action against us.  FDA and state and foreign regulatory authorities have broad enforcement powers.  Possible enforcement actions include, but are not limited to:  temporarily or permanently suspending the sale and/or distribution of such medical products; detaining or seizing all adulterated or misbranded medical products; ordering recall, repair, replacement, or refund of such products; refusing to grant pending pre-market approval or 510(k) clearance applications; and/or requiring us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  In addition, the FDA prohibits device manufacturers from promoting their products for uses and indications other than those set forth in the approved product labeling, and failure to comply with this prohibition could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.  The FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis.  The FDA may also recommend prosecution to the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.

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

Our business and financial results may be materially adversely affected if our facility is not ready for manufacturing when the lease on our current facility expires on March 31, 2023.

The lease on our current corporate headquarters and manufacturing facility expires on March 31, 2023. We have entered into a lease for a new facility for our operations, and we expect to complete our move into that facility in the first quarter of 2023. If we are unable to establish continuous manufacturing operations in our new facility before our existing lease expires, our revenues will suffer. We may not be able to establish such operations before our existing lease expires due to a number of factors, including delays in construction caused by raw materials, labor shortages and unforeseen complications; delays in receiving necessary regulatory approvals from U.S. and international authorities; unexpected manufacturing quality issues; inability to hire or retain necessary personnel; and other unforeseen circumstances. We have begun building our product inventory and expect to continue to do so through the first quarter of 2023, in order to ensure we can continue to service our customers in the event we are unable to maintain continuous manufacturing operations.

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

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, three in the U.S. and two outside the U.S.  As of December 31, 2022, these five distributors comprised approximately 72% of our net revenues with one U.S. distributor contributing 41%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

We and the biopharmaceutical companies with whom we do novel therapies business (“our biopharma customers”) are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

Our devices and our biopharma customers’ products that may utilize our device are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA.  Not only do these regulations present challenges during the regulatory approval process, but after our devices or our biopharma customers’ products that may utilize our device are approved for new indications and placed in the market, numerous regulatory requirements will apply.  These include, but are not limited to QSR, labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses, medical device reporting regulations and post-market surveillance regulations, and laws and regulations that govern the development, testing, manufacturing, advertising, marketing and distribution of medical devices, including our devices and our biopharma customers’ products that may utilize our device.  The FDA has broad post-market and regulatory enforcement powers.

In the European Union (“EU”), we are required to comply with the new Medical Device Regulation (“MDR” or “EU MDR”) effective May 2021, which will supersedes the prior Medical Device Directives.  Class IIa medical devices which have a valid CE certificate to the current Medical Device Directives can continue to be sold until December 2028 or until the CE certificate expires, whichever comes first, providing there are no significant changes as defined in Article 120 of EU MDR.  The MDR was published in May 2017 with a 3-year transition period.  That transition period was extended to May 2021 due to the COVID-19 pandemic.  In 2023, the transition period was extended further to December 2028 for Class IIa products. The CE mark required to sell medical devices in the EU is affixed following conformity assessment and either approval from an appointed independent notified body or through self-certification by the manufacturer.  The selected pathway to CE marking is based on product risk classification.  CE marking indicates conformity to the applicable essential requirements of the relevant Medical Device Directives and in the future to the general safety and performance requirements for the new MDR.  The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements and other new requirements, including Unique Device Identification (“UDI”) as well as many other post-market obligations.  MDR also significantly modifies and increases the compliance requirements for the industry and will require significant investment in the near future to implement.

If our devices are commercialized as part of a drug-delivery combination product we, as the manufacturer of the device component of that combination product, we are subject to unannounced and preapproval inspections by the FDA of our manufacturing facility to determine our compliance with QSR and cGMP.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA or other regulatory authority, which may include any or all of the following sanctions: fines, injunctions, consent decrees and civil penalties, recall or seizure of our products or our biopharma customers’ products, operating restrictions, partial suspensions or total shutdown of production, refusing our biopharma customers’ requests for regulatory approvals of their drug-device combination products or new intended uses, as applicable, refusing our requests for regulatory approval of our devices, withdrawing our biopharma customers’ or our regulatory approvals that may be granted and criminal prosecution.

The therapeutic efficacy of certain of our biopharma customers’ products that may utilize our device are either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our biopharma customers’ products.

While some of our biopharma customers use our products with established, approved drugs, in certain instances, the benefits of those drugs as injectable therapies are either unproven or have only been proven in limited circumstances.  Our ability to generate revenue from our products will depend heavily on the successful development, commercialization and sales of our biopharma customers’ products, which is subject to many potential risks.  For example, data developed in clinical trials or following the commercialization of our biopharma customers’ products may show that such therapies do not prove to be effective treatments for the targets they are being designed to act against (or as effective as other treatments available). In clinical trials or following commercialization, it may be shown that those drugs interact with human biological systems in unforeseen, ineffective or harmful ways.  If those drugs are associated with undesirable side effects or have characteristics that are unexpected, the pharmaceutical companies that make those drugs may need to abandon clinical development or discontinue commercial sales or limit clinical development or sales to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.  As a result of these and other risks described herein that are inherent in the development and sale of therapeutic agents, pharmaceutical companies may never successfully develop or successfully commercialize their drugs, or the commercialization of their drugs may be abandoned or severely limited, which may limit our profitability with respect to biopharma customers with drugs or drug-device combination products including those drugs and our device, and we may not be successful in achieving commercial scale production and sales of our injectable drug delivery systems in combination with certain drugs.

Certain of the injectable therapies being targeted for use with our products are not approved but are in various phases of clinical development. These injectable therapies may be independently terminated by their makers prior to submission of a regulatory filing or even after regulatory approval and pharmaceutical developers may cease their efforts with us, resulting in the cessation of any revenue associated with that contract or program.

We work with pharmaceutical and biotechnology companies who are targeting the use of our products with a variety of injectable therapies.  When we collaborate with pharmaceutical developers, they may engage us in a variety of ways, including in vitro feasibility testing, product customization and validation (“development”), non-interventional user testing of our devices, animal or human clinical research using our devices, regulatory submissions, manufacturing development, and commercialization. Certain of those injectable therapies are not FDA approved and are in various phases of clinical development.  The clinical development of these pipeline therapies can be terminated by their developers at any stage.  Our biopharma customers may choose to continue their drug program without use of our devices. Use in one stage of work does not guarantee use in a future development stage or in commercialization. Furthermore, these pharmaceutical companies could obtain regulatory approval for their injectable therapies and decide for business reasons not to require or encourage utilization of our device.  Prior investments we have made in manufacturing capacity or research and development will then not result in the generation of revenue that would have previously been anticipated.

Our commercial success depends upon the attainment of significant market acceptance of drug product candidates to be included in our biopharma customers’ products that may utilize our device, if approved, among physicians, patients, healthcare payers or the medical community.

Even if biopharmaceutical companies obtain regulatory approval for their drug product candidates, their product candidates may not gain sufficient levels of market acceptance among physicians, healthcare payers, patients or the medical community to make them commercially feasible. Market acceptance of our biopharma customers’ product candidates, if they receive approval, depends on a number of factors, including the:

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

If pharmaceutical companies’ candidates are approved but fail to achieve market acceptance among physicians, patients or healthcare payers, we may not be able to generate anticipated revenue.  This may limit our ability to generate anticipated revenue from our prior investments.  Moreover, even if we achieve commercial scale production and sales of our injectable drug delivery systems in combination with certain injectable therapies, the makers of such therapies may face indirect competition from companies who develop and market other brand name, biosimilar or generic injectable therapies as well as alternative treatments and delivery methods that compete with our biopharma customers’ products that may utilize our device, which may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.

Brand name injectable therapies will usually become exposed to competition from generic or biosimilar rivals at some time after their regulatory approval and commercial launch.  The average selling price and market share of brand name injectable therapies can be significantly diminished following the introduction of generic or biosimilar competition.  These factors may result in our biopharma customers using our products with their brand name injectable therapies seeking to withdraw such injectable therapy from the market or change market tactics in a way that makes the use of our products cost prohibitive.  This may result in reduction of revenues due to lower demand, termination of supply contracts, and other factors.

Most of our components and raw materials are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of raw materials and components for our products.  A majority of the materials and components that go into the manufacturing of our products are single-sourced from third-party suppliers.

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

We do not have long-term agreements in place with any of our suppliers, with the exception of a long-term agreement with our needle and tubing set subassembly supplier which we entered in 2020. Due to regulatory requirements relating to the qualification of suppliers, we are not likely to be able to establish additional or replacement sources on a timely basis or without excessive cost.  We are in the process of establishing alternative sources of supply for our raw materials and components, but there can be no assurance we will be able to do so.

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

We may experience difficulties resulting from our relatively new and evolving management structure and executive team.

We have made a number of changes to our management structure throughout the organization in recent years and have filled a number of these positions while we are actively recruiting to fill others.  Although, we believe the persons who currently and will serve in these positions are and will be qualified to do so, they may take time to integrate into the organization and with each other, if at all.  Many of these persons have or will have had little to no experience with our company prior to joining us, which may result in delays in our ability to implement our business plans.  If we are unable to integrate, motivate and retain the services of our new executives and other managers, or if integration takes longer than we expect, it may have an adverse effect on our business and financial condition.

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

Approximately 15% of our net revenues in the year ended December 31, 2022, came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

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

Rising inflation increases economic uncertainty and may require us to need to raise prices in order to maintain our operating margins.

For much of the past two years, inflation rates have risen or held steady at rates not seen in a generation or more. Higher level of inflation not only reduces the real value of the profits we generate from our business (and in turn our returns to investors), but it also increases the costs of goods and services that we need to run our business. Should such trends continue, it would not only have a destabilizing macroeconomic effect on the broader U.S. and global economy, but it may also require us to increase the price of our products in order to maintain sufficient operations margins. Any increase in the prices we charge our customers could reduce the demand for our products, perhaps significantly. We will continue to monitor inflation trends and will make adjustments to our business as necessary.

Brexit may impact our business in the United Kingdom.

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the UK and the EU scheduled have either been postponed or occurred in a reduced forum via video conference.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.  New regulations require medical device registration with the Medicines and Healthcare Products Regulatory Agency (“MHRA") before being placed on the Great Britain market (England, Wales, and Scotland). Additionally, all medical devices will require a UK Conformity Assessment mark (“UKCA”) by July 1, 2024. CE marks issued by Notified Bodies will remain valid until this time. Therefore, we must be compliant with applicable legislation in order to identify our devices with the UKCA mark and continue to market and sell our devices in Great Britain beyond July 1, 2024.

We could be adversely affected, directly or indirectly, by the effects of an increased focus on environmental, social and governance issues.

Recently, shareholders generally have increased their focus on environmental, social and governance ("ESG") issues, specifically regarding how companies are addressing climate change, diversity, and human rights, among other ESG-related issues. Our failure to comply with shareholder expectations and standards regarding ESG issues, which are still evolving and can vary considerably, or the perception that we have not responded appropriately to ESG-related issues, could result in reputational harm, and could have an adverse effect on our business, results of operations and financial condition.

Climate change could present immediate and long-term risks to our industry and our customers. The potential for increased severe weather events could have a material adverse effect on our operations and infrastructure or the operations and infrastructure of our suppliers. In addition, the effects of climate change could include long-term changes in temperature levels and water availability, increased energy costs, and increased supply costs impacted by those increasing energy costs. The cost of mitigating or responding to ESG issues could be significant; however, these costs are too uncertain to predict. In addition, the approaches taken by the U.S. or foreign governments to regulate ESG issues, which may include legislative or regulatory changes, could adversely impact our business, results of operations, financial condition, and prospects, and are too uncertain to predict.

Risks Related to Ownership of Our Common Stock

There may be circumstances in which the interests of our significant stockholders could be in conflict with your interests as a stockholder.

Three stockholders, together with their respective affiliates, beneficially own approximately 23%, 14%, and 6% of our outstanding common stock, respectively.  An affiliate of Horton Freedom, L.P. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We provide and intend to continue to provide additional equity-based compensation to our employees, directors and consultants under our three equity compensation plans. We may issue equity-based compensation outside of our equity compensation plans as inducement for new employees.  If our Board elects to issue additional stock options or other equity-based compensation, our stockholders may experience additional dilution, which could cause our stock price to decline.  Because stock options granted under our equity compensation plans will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

There has been volatility in the price of shares of our common stock.

Since our common stock was listed on the Nasdaq Capital Market on October 17, 2019, it has traded between $1.82 per share to $12.84 per share.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently rent 43,975 square feet of a building located at 100 Corporate Drive, Mahwah, New Jersey with the lease having commenced on March 1, 2022 and expiring August 31, 2032. This facility is used as our headquarters and for our manufacturing operations. The Company’s existing lease at 24 Carpenter Road, Chester New York, from which the Company is transitioning manufacturing operations to Mahwah, NJ, expires March 31, 2023.

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

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of March 8, 2023, 45,519,164 shares of our common stock were issued and outstanding held by approximately 516 stockholders of record.  There were no shares of preferred stock issued and outstanding.

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

OVERVIEW

The Company develops, manufactures and markets proprietary portable and innovative medical devices primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.

Our revenues derive from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the Freedom Infusion System, with the primary use being for the delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

The Company continued its transition of substantially all finished goods manufacturing of its needle and tubing sets to Command Medical Products, a third-party contract manufacturing organization, which began in 2021, and expects to complete the transition no later than the second quarter of 2023.

The Company entered into a lease commencing March 1, 2022 for a new corporate headquarters and manufacturing facility located in Mahwah, NJ. During the quarter ended June 30, 2022, the Company completed the first phase of the move, the headquarters and office staff to the new location, and expects to complete the move of manufacturing before the end of the first quarter 2023.

The Company ended the 2022 fiscal year with $27.9 million in net revenues, a 18.8% increase compared with $23.5 million in the same period last year driven by growth in all three of our business sources.

Gross profit, for the year ended December 31, 2022, was $15.4 million, an increase of 11.6% from the same period last year, and stated as a percentage of net revenues was 55.1%, a decline from 58.6% in the prior year period.

Operating expenses for the year ended December 31, 2022, were $26.2 million, up from $20.8 million for the same period last year, driven primarily by research and development, and selling, general and administrative for new hires to support commercialization, business development, quality, and regulatory capabilities.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Net Revenues

The following table summarizes our net revenues for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Change from Prior Year		% of Net Revenues
	2022	2021	$	%	2022	2021
Net Revenues
Domestic Core	$21,205,204	$19,045,512	$2,159,692	11.3%	76.0%	81.1%
International Core	4,164,714	3,856,972	307,742	8.0%	14.9%	16.4%
Novel Therapies	2,526,119	587,691	1,938,428	329.8%	9.1%	2.5%
Total	$27,896,037	$23,490,175	$4,405,862	18.8%

Total net revenues increased $4.4 million, or 18.8%, for the year ended December 31, 2022, as compared with the same period last year. Double digit sales growth was achieved in our domestic core and novel therapies businesses. Domestic core growth was primarily driven by increased volume attributed to SCIg market growth and new label indications including prefill syringes and increases in average selling prices. Novel therapies sales grew by 329.8% for the year ended 2022 related to services performed on an NRE innovation development agreement for a pharmaceutical customer and increases in clinical trial product sales for several pharmaceutical customers. Sales growth in our international core business was driven by volume growth in several EU markets compared with prior year.

Gross Profit

Our gross profit for the years ended December 31, 2022, and 2021 is as follows:

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
Gross Profit	$15,368,986	$13,769,578	$1,599,408	11.6%
Stated as a Percentage of Net Revenues	55.1%	58.6%

Gross profit increased $1.6 million or 11.6% for the year ended December 31, 2022, compared to the same period in 2021. This increase was driven by increased volume and an increased average selling price in net revenues of $4.4 million as described above. Gross profit as a percent of sales decreased to 55.1% compared to 58.6% from the prior year.  The decline in the gross profit percent was primarily caused by higher manufacturing costs associated with labor and materials, production rework, and scrap related to our manufacturing transition. Product mix had a negative impact in our domestic core business and NRE service revenue mix contributed to a lower gross profit percent. Partially offsetting these declines was an increase in average selling prices.

Selling, general and administrative and Research and development

Our selling, general and administrative and research and development costs for the years ended December 31, 2022, and 2021 are as follows:

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
Selling, general and administrative	$20,606,507	$17,862,314	$2,744,193	15.4%
Research and development	4,956,215	2,473,669	2,482,546	100.4%
	$25,562,722	$20,335,983	$5,226,739	25.7%
Stated as a Percentage of Net Revenues	91.6%	86.6%

Selling, general and administrative expenses increased $2.7 million, or 15.4%, during the year ended December 31, 2022 compared to the same period last year, primarily due to $2.5 million in compensation and benefits related mostly to new hires in sales, quality and regulatory to support our strategic growth initiatives, $0.8 million in executive severance, $0.4 million in building related expense, $0.3 million in travel related costs and $0.2 million in stock compensation, which was partially offset by lower restructuring costs of $1.2 million, marketing research of $0.3 million, and recruiting costs of $0.2 million.

Research and development expenses increased $2.5 million, or 100.4%, during the year ended December 31, 2022 compared with the same period last year primarily due to $1.4 million in consulting spend primarily related to new product development, $1.1 million in compensation and benefits for new hires to support product development for novel therapies and $0.2 million in stock compensation, which was partially offset by $0.2 million in testing material expense.

Depreciation and amortization

For the year ended December 31, 2022, depreciation and amortization expense increased $0.1 million, or 26.8%, compared with the same period last year due to investment in our new corporate office and manufacturing site.

Net Loss

	Years Ended December 31,				Change from Prior Year
	2022		2021		$	%
Net Loss	$(8,661,142)		$(4,562,823)		$(4,098,319)	(89.8%)
Stated as a Percentage of Net Revenues	(31.0%	)	(19.4%	)

Our net loss for the year ended December 31, 2022 was $8.7 million compared to net loss of $4.6 million for the same period last year driven by higher selling, general and administrative and research and development expenses. The current year loss includes an income tax benefit of approximately $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $17.4 million as of December 31, 2022.  Our principal source of operating cash inflows is from sales of our products and NRE services to customers. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, manufacturing technologies, facilities and equipment. Operating expenses for the 2022 fiscal year were $26.1 million.

Our 2022 capital investments for manufacturing and leasehold improvements for our new facility in Mahwah, NJ were $2.0 million, net of pre-approved financing arrangements and leasehold improvement credits totaling $0.5 million and $0.2 million, respectively.

Our inventory position was $6.4 million at December 31, 2022, which reflected an increase of $0.3 million from December 31, 2021. We expect to reduce our inventory position in 2023 following completion of the transition of substantially all our manufacturing operations to Command, which we expect to be completed no later than the second quarter of 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020, and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in 2021. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021, and December 31, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid. The Company determined that it qualified for this credit and anticipated utilizing benefits under this act to aid its liquidity position and as a result recorded a receivable of $0.7 million as of December 31, 2021. As of December 31, 2022, the credit has not been received.

We expect that our cash on hand, cash flows from operations and available financing sources will be sufficient to meet our requirements at least through December 31, 2023. Continued execution on our longer-term strategic plan may require the Company to take on additional debt or raise capital through issuance of equity, or a combination of both. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(5,404,549)	$(4,319,510)
Net cash used in investing activities	$(2,801,568)	$(366,169)
Net cash provided by financing activities	$279,485	$2,705,282

Operating Activities

Net cash used in operating activities of $5.4 million for the year ended December 31, 2022 was primarily due to the net loss of $8.7 million, working capital changes which included an increase in inventory of $0.3 million, an increase in accrued expenses of $0.2 million, an increase in accrued payroll of $0.4 million and an increase in accounts payable and other liabilities of $1.3 million.  Further contributing were deferred tax assets of $2.0 million increased for book to tax differences related to stock option expense.  Offsetting these were primarily non-cash charges for stock-based compensation of $3.1 million, and depreciation and amortization of $0.6 million.

Operating cash outflows were $4.3 million for the year ended December 31, 2021 and were mostly attributable to net loss adjusted for non-cash charges of $3.2 million, an increase in accounts receivable of $1.0 million due to higher sales in the fourth quarter of 2022 compared with prior year, an increase in other receivables of $0.7 million for the ERC refund and an increase in prepaids of $0.8 million related to raw materials in transit, all partially offset by a decrease in inventory of $0.7 million and an increase in accounts payable of $0.6 million.

Investing Activities

Net cash used in investing activities of $2.8 million for the year ending December 31, 2022, was for capital expenditures for manufacturing and office equipment for our corporate office and manufacturing facilities move.

Our net cash used in investing activities of $0.4 million for the year ended December 31, 2021, was primarily for capital expenditures for manufacturing equipment and computers for new hires and replacement of retired computers.

Financing Activities

The $0.3 million provided by financing activities for the year ended December 31, 2022, is from $0.4 million in option exercises offset by $0.08 million in net borrowings on our indebtedness for a note payable for insurance premium financing and $0.05 million in net equipment financing.

The $2.7 million provided by financing activities for the year ended December 31, 2021 is attributed to cash received for options exercised of $1.3 million, the issuance of common stock as settlement for litigation of $0.9 million, and $0.5 million on borrowings from indebtedness.

We expect that our cash on hand, cash flows from operations, and our fully available credit facility will be sufficient to meet our requirements at least through the next 12 months

See “NOTE 10 — DEBT OBLIGATIONS” for further detail regarding the promissory note and loan agreement in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K.

Debt and Borrowing Capacity

Refer to “NOTE 10 — DEBT OBLIGATIONS” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding debt.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Lease Commitments

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our two operating leases have remaining lease terms of 9.7 years and 3 months, respectively. On September 29, 2022, we extended our existing lease at 24 Carpenter Road, in Chester NY, through March 31, 2023 with the same payment terms. We moved our administrative offices in June 2022 from this building into 43,975 square feet of a building located at 100 Corporate Drive, Mahwah, New Jersey. The new lease commenced on March 1, 2022 and expires August 31, 2032. Our two finance leases, one commenced in June and the other in October, have remaining lease terms of 4.4 and 4.8 years, respectively.

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

Revenue Recognition

Our revenues are derived from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOM Infusion System, with the primary delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

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

KORU MEDICAL SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of KORU Medical Systems, Inc.

Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KORU Medical Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Grant of Stock Options

Description of the Matter:

As discussed in Note 4 to the financial statements, the Company granted 920,000 options to purchase shares of its common stock with 10-year terms and a grant-date fair value of $1,826,643 to employees and consultants during the year ended December 31, 2022. Management is required to analyze the fair value of each option granted and amortize it over its vesting period.

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

Scranton, Pennsylvania

March 8, 2023

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,408,257	$25,334,889
Accounts receivable less allowance for doubtful accounts of $21,459 and $24,271 for December 31, 2022, and December 31, 2021, respectively	3,558,884	3,592,886
Inventory	6,404,867	6,106,338
Other receivables	972,396	718,220
Prepaid expenses and other	1,457,232	1,568,821
TOTAL CURRENT ASSETS	29,801,636	37,321,154
Property and equipment, net	3,886,975	1,106,445
Intangible assets, net of accumulated amortization of $325,872 and $263,729 at December 31, 2022 and December 31, 2021, respectively	787,182	808,813
Operating lease right-of-use assets	3,786,545	95,553
Deferred income tax assets, net	3,967,480	1,941,254
Other assets	102,625	19,812
TOTAL ASSETS	$42,332,443	$41,293,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,391,799	$1,227,533
Accrued expenses	2,889,941	2,709,704
Note Payable	433,295	508,583
Other liabilities	257,337	90,000
Accrued payroll and related taxes	542,399	160,603
Finance lease liability – current	98,335	—
Operating lease liability – current	345,834	95,553
TOTAL CURRENT LIABILITIES	6,958,940	4,791,976
Finance lease liability, net current portion	394,283	—
Operating lease liability, net of current portion	3,653,257	—
TOTAL LIABILITIES	11,006,480	4,791,976
Commitments and contingencies (Refer to Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 48,861,891 and 48,044,162 shares issued; 45,441,389 and 44,623,660 shares outstanding at December 31, 2022, and December 31, 2021, respectively	488,619	480,441
Additional paid-in capital	44,252,117	40,774,245
Treasury stock, 3,420,502 shares at December 31, 2022 and December 31, 2021, at cost	(3,843,562)	(3,843,562)
Retained Deficit	(9,571,211)	(910,069)
TOTAL STOCKHOLDERS’ EQUITY	31,325,963	36,501,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,332,443	$41,293,031

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

NET REVENUES	$27,896,037	$23,490,175
Cost of goods sold	12,527,051	9,720,597
Gross Profit	15,368,986	13,769,578

OPERATING EXPENSES
Selling, general and administrative	20,606,507	17,862,314
Research and development	4,956,215	2,473,669
Depreciation and amortization	587,137	463,130
Total Operating Expenses	26,149,859	20,799,113

Net Operating Loss	(10,780,873)	(7,029,535)

Non-Operating Income
Loss on foreign currency exchange	(39,874)	(28,905)
Gain on disposal of fixed assets	—	1,009
Other Income	—	679,907
Interest income, net	145,587	13,083
TOTAL OTHER INCOME	105,713	665,094

LOSS BEFORE TAXES	(10,675,160)	(6,364,441)

Income tax benefit	2,014,018	1,801,618

NET LOSS	$(8,661,142)	$(4,562,823)

NET LOSS PER SHARE
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	45,002,074	44,385,032
Diluted	45,002,074	44,385,032

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained		Total
	Common Stock		Paid-in	Earnings	Treasury	Stockholders’
	Shares	Amount	Capital	/(Deficit)	Stock	Equity

BALANCE, DECEMBER 31, 2020	46,680,119	$466,801	$35,880,986	$3,652,754	$(3,843,562)	$36,156,979

Issuance of stock-based compensation	95,725	958	432,696	—	—	433,654
Compensation expense related to stock options	—	—	2,049,041	—	—	2,049,041
Issuance of Restricted Stock	—	—	224,859	—	—	224,859
Litigation settlement share issuance	95,238	952	937,142	—	—	938,094
Issuance upon options exercised	1,173,080	11,730	1,249,521	—	—	1,261,251
Net loss	—	—	—	(4,562,823)	—	(4,562,823)
BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055

Issuance of stock-based compensation	206,570	2,066	511,016	—	—	513,082
Compensation expense related to stock options	—	—	2,083,396	—	—	2,083,396
Compensation expense related to restricted stock awards	50,000	500	482,449	—	—	482,949
Issuance upon options exercised	561,159	5,612	401,011	—	—	406,623
Net loss	—	—	—	(8,661,142)	—	(8,661,142)
BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,661,142)	$(4,562,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,079,427	2,707,554
Depreciation and amortization	587,137	463,130
Loss on disposal of fixed assets	—	(1,009)
Deferred income taxes	(2,026,226)	(1,815,980)
ROU landlord credit	212,546
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	34,002	(1,019,932)
(Increase)/Decrease in inventory	(298,529)	723,434
Increase in other receivables	(254,176)	(718,220)
Decrease/(Increase) in prepaid expenses and other assets	28,776	(761,041)
Increase in accounts payable	1,164,266	602,613
Increase/(Decrease) in accrued payroll and related taxes	381,796	(126,527)
Increase in other liabilities	167,337	90,000
Increase in accrued expenses	180,237	99,291
NET CASH USED IN OPERATING ACTIVITIES	(5,404,549)	(4,319,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,761,056)	(346,178)
Purchases of intangible assets	(40,512)	(29,056)
Proceeds from disposal of property and equipment	—	9,065
NET CASH USED IN INVESTING ACTIVITIES	(2,801,568)	(366,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	406,623	1,261,251
Common stock issuance settlement of litigation	—	938,094
Borrowings from indebtedness	783,799	924,389
Payments on indebtedness	(859,087)	(415,806)
Payments on finance lease liability	(51,850)	(2,646)
NET CASH PROVIDED BY FINANCING ACTIVITIES	279,485	2,705,282

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,926,632)	(1,980,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,334,889	27,315,286
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,408,257	$25,334,889

Supplemental Information
Cash paid during the years for:
Interest	$28,490	$13,241
Income taxes	$—	$1,903
Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$513,082	$433,654
Issuance of common stock as settlement for litigation	$—	$938,094

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

KORU MEDICAL SYSTEMS, INC. (the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our”) develops, manufactures and markets proprietary portable and innovative medical devices primarily for the ambulatory infusion market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

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

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2022 and 2021 was $62,143 and $63,830, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2023	$62,982
2024	62,982
2025	62,842
2026	61,787
2027	61,356
Thereafter	475,233
Total amortization expense	$787,182

INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.

The Company believes that it has no uncertain tax positions requiring disclosure or adjustment.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2022 and 2021 was $524,994 and $399,300, respectively.

STOCK-BASED COMPENSATION

The Company maintains a stock option plan and omnibus equity incentive plan under which it grants stock options to certain executives, key employees and consultants. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period.

Shares of stock granted for director fees under the non-employee director compensation plan are recorded at the fair value of the shares at the grant date.

The Company has also issued shares of stock for director fees under its omnibus equity incentive plan. Those shares of stock granted are recorded at the fair value of the shares at the grant date.

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

	Years Ended
	December 31, 2022	December 31, 2021

Net loss	$(8,661,142)	$(4,562,823)

Weighted Average Outstanding Shares:
Outstanding shares	45,002,074	44,385,032
Option shares includable	— (a)	— (a)
Restricted stock includable	— (b)	— (b)
	45,002,074	44,385,032

Net loss per share
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

__________

(a)	Option shares of zero and 273,110 for 2022 and 2021, respectively were not included as the impact is anti-dilutive.
(b)	Linda Tharby's Restricted Stock award shares of 950,000 and 1,000,000 that are unvested for 2022 and 2021, respectively were not included as the impact is anti-dilutive.

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

The following table summarizes net revenues by geography for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net Revenues
Domestic	$23,586,254	$19,488,685
International	4,309,783	4,001,490
Total	$27,896,037	$23,490,175

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2022.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through December 31, 2022.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2022	December 31, 2021

Raw materials and work-in-process	$3,853,034	$2,997,807
Finished goods	2,611,951	3,176,836
Total	6,464,985	6,174,643
Less: reserve for obsolete inventory	(60,118)	(68,305)
Inventory, net	$6,404,867	$6,106,338

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2022	December 31, 2021

Furniture and office equipment	$1,456,745	$818,897
Leasehold improvements	2,413,820	556,907
Manufacturing equipment and tooling	2,810,813	2,042,675
Total property and equipment	6,681,378	3,418,479
Less: accumulated depreciation and amortization	(2,794,403)	(2,312,034)
Property and equipment, net	$3,886,975	$1,106,445

NOTE 4 — STOCK-BASED COMPENSATION

The Company has three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the Non-Employee Director Compensation Plan. The Company has also issued restricted stock as employment inducement awards to its Chief Executive Officer.

As of December 31, 2022, there were options to purchase 2,560,000 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 445,000 were issued during the twelve months ended December 31, 2022. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan.

The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. During the twelve months ended December 31, 2022, there were issued 97,100 shares of common stock, as director compensation and 475,000 options to purchase shares of common stock as executive compensation under the 2021 Plan.

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

2015 STOCK OPTION PLAN, as amended

Time-Based Stock Options

The per share weighted average fair value of stock options granted during the years ended December 31, 2022, and December 31, 2021 was $1.98 and $2.85, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2022, and December 31, 2021.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.  The following table summarizes the assumptions used in determining fair value. These assumptions are subjective and generally require significant analysis and judgment to develop. We have recognized tax benefits associated with stock-based compensation of $198,258 and $175,257 for the years ended December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021

Dividend yield	0.00%	0.00%
Expected volatility	65.29% – 77.5%	74.01 – 77.91%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10 Years	10 Years
Risk-free rate	1.81 – 4.02%	1.20 – 1.62%

The following table summarizes the status of the Company’s stock option plan:

	December 31, 2022		December 31, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,672,500	$3.42	2,922,494	$2.46
Granted	445,000	$2.57	2,000,000	$3.64
Exercised	1,031,250	$1.57	1,062,500	$1.19
Forfeited	526,250	$2.73	187,494	$3.36
Outstanding at year end	2,560,000	$4.15	3,672,500	$3.42
Options exercisable	737,500	$4.93	983,750	$2.73
Weighted average fair value of options granted during the period	—	$1.98	—	$2.85
Stock-based compensation expense	—	$1,925,861	—	$2,457,788

Total stock-based compensation expense, net of forfeitures, for stock option awards totaled $1,925,861 and $2,457,788 for the years ended December 31, 2022, and 2021, respectively.  Net cash received from option exercises for the years ended December 31, 2022, and 2021 was $406,623 and $1,261,251, respectively. We have recognized tax benefits associated with options exercised of 103,319 and $665,700 for the years ended December 31, 2022 and 2021, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, and 2021, was $881,428 and $5,699,986, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2022, and 2021, was $1,150,203 and $697,920, respectively.

The following table presents information pertaining to options outstanding as of December 31, 2022:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.25 - $9.49	2,560,000	8.8 years	$4.15	737,500	$4.93

As of December 31, 2022, there was $4,299,070 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan.  That cost is expected to be recognized over a weighted-average period of 45 months.  The total fair value of shares vested was $2,703,002 and $1,923,179 at December 31, 2022, and December 31, 2021, respectively.

2021 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the years ended December 31, 2022 and December 31, 2021 was $1.99 and $0 respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2022 and December 31, 2021. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $33,083 and $0 for the years ended December 31, 2022 and 2021, respectively.

	December 31,
	2022	2021

Dividend yield	0.00%	0.00%
Expected Volatility	65.9%	0% – 0%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	0
Risk-free rate	2.99%	0% – 0%

The following table summarizes the status of the 2021 Plan with respect to time based stock options:

	Year Ended December 31,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	0	$0	—	$—
Granted	475,000	$2.67	—	$—
Exercised	0	$—	—	$—
Forfeited	0	$—	—	$—
Outstanding at year end	475,000	$2.67	—	$—
Options exercisable	0	$—	—	$—
Weighted average fair value of options granted during the period	—	$1.99	—	$—
Stock-based compensation expense	—	$157,536	—	$—

Total stock-based compensation expense was $157,536 and $0 for the years ended December 31, 2022, and 2021, respectively. There were no options exercised during the years ended December 31, 2022 and December 31, 2021.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, and 2021 was $945,215 and $0, respectively.

The following table presents information pertaining to options outstanding at December 31, 2022:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.67	475,000	9.3 years	$2.67	0	$0

As of December 31, 2022, there was $787,679 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2021 Plan.  That cost is expected to be recognized over a weighted-average period of 48 months.  The total fair value of shares vested as of December 31, 2022, and December 31, 2021, was zero and zero, respectively.

Performance-Based Stock Options

There were no performance-based stock options granted during the twelve months ended December 31, 2022, and 2021.

The following table summarizes the status of the 2015 Plan with respect to performance-based stock options as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding at January 1		$		1,000,000	$1.70
Granted	—		$—	—	$—
Exercised	—		$—	—	$—
Forfeited	—		$—	—	$—
Outstanding at year end	—		$—	1,000,000	$1.70
Options exercisable	—		$—	—	$—
Weighted average fair value of options granted during the period	—		$—	—	$—
Stock-based compensation expense	—		$—	—	$(408,747)

Total performance stock-based compensation expense totaled zero and $(408,747) for the years ended December 2022 and 2021, respectively. All performance-based stock options were forfeited as of December 31, 2021, and there was no unrecognized compensation cost remaining.

RESTRICTED STOCK AWARDS

On April 12, 2021, pursuant to an employment agreement entered into on March 15, 2021, with Linda Tharby, the Company’s President and Chief Executive Officer and as an inducement to her employment, the Company issued three restricted stock awards for an aggregate 1,000,000 shares of common stock for an aggregate stock price of $3,310,000 and each vesting subject to employment on the respective vesting date. The following table summarizes the activities for our unvested restricted stock awards for the twelve months ended December 31, 2022, and 2021.

	Twelve Months Ended December 31,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,000,000	$3.01	—	$—
Granted	—	$—	1,000,000	$3.01
Vested	50,000	$3.31	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at December 31	950,000	$3.04	1,000,000	$3.01

As of December 31, 2022, there was $1,618,177 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $101,419 and $47,220 for the twelve months ended December 31, 2022 and 2021, respectively.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our leases have remaining lease terms of 10, 5 years, and 3 months.

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

The components of lease expense were as follows:

	Years Ended
	December 31,
	2022	2021

Operating lease cost	$514,294	$149,476
Short-term lease cost	131,490	146,604
Total lease cost	$645,784	$296,080

Finance lease cost:
Amortization of right-of-use assets	$50,895	$2,586
Interest on lease liabilities	5,393	60
Total finance lease cost	$56,288	$2,646

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247,504	$141,293
Financing cash flows from finance leases	$57,243	$2,646

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$3,786,545	$95,553

Operating lease liability – current	345,834	95,553
Operating lease liability, net of current portion	3,653,257	—
Total operating lease liabilities	$3,999,091	$95,553

Finance Leases
Property and equipment, at cost	$544,468	$12,725
Accumulated depreciation	(50,895)	(12,725)
Property and equipment, net	$493,573	$—

Finance lease liability – current	98,335	—
Finance lease liability, net of current portion	394,283	—
Total finance lease liabilities	$492,618	$—

	December 31, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases	9.7 Years	0.6 Years
Finance leases	4.6 Years	0 Years

Weighted Average Discount Rate
Operating leases	4.00%	4.75%
Finance leases	4.25%	4.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	499,503	123,200
2024	499,503	123,200
2025	499,503	123,200
2026	499,503	123,200
2027	499,503	65,957
Thereafter	2,331,015	—
Total undiscounted lease payments	4,828,530	558,757
Less: imputed interest	(829,439)	(66,139)
Total lease liabilities	$3,999,091	$492,618

NOTE 6 — FEDERAL AND STATE INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
State income tax:
Current, net of refund	$0	$(12,800)
Federal income tax:
Deferred	2,014,018	1,814,418
Current	—	—
Income tax benefit/(expense)	$2,014,018	$1,801,618

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for year 2022 and 2021 is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Loss before taxes	$(10,675,160)	$(6,364,441)
Income taxes computed at the federal statutory rate	$2,241,784	$1,336,533
State income and franchise tax	(0)	(12,800)
Permanent differences and other	(227,766)	477,885
Income tax benefit/(expense)	$2,014,018	$1,801,618

The significant components of deferred income tax assets, net are as follows:

	December 31, 2022	December 31, 2021

Deferred compensation cost	$557,931	$389,981
Depreciation and amortization	(624,184)	(116,911)
R&D credit	142,030	142,538
NOL	2,956,685	1,507,982
Allowance for bad debts and other	935,018	17,664
Deferred income tax assets, net	$3,967,480	$1,941,254

Our U.S. federal and state income tax returns remain open to examination for the tax years 2019 through 2021.

NOTE 7 — MAJOR CUSTOMERS

For the years ended December 31, 2022 and December 31, 2021, approximately 64% and 64%, respectively, of the Company’s net product revenues were derived from three major customers that are distributors.  As of December 31, 2022 and December 31, 2021, accounts receivable due from the three major customers was $2.2 million and $2.1 million, respectively.

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

NOTE 9 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2022 and December 31, 2021 was $214,931 and $166,014, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

NOTE 10 — DEBT OBLIGATIONS

On June 29, 2022, the Company entered into a Loan Modification Extension Agreement (the “Modification Agreement”) with Keybank National Association (“Lender”) to modify its revolving line of credit with Lender in the amount of $3,500,000 (the “Loan”) that was originally made available on April 14, 2020 and renewed on June 24, 2021. Among other things, the Modification Agreement: (i) extends the maturity date of the Loan from June 1, 2022 to June 1, 2023; (ii) changes the interest rate applicable to the Loan from Prime – 1.50% to Prime + 0%; (iii) releases the Company from its obligations under a certain security agreement dated June 24, 2021 pursuant to which the Company had previously granted the Lender a first priority security interest in all equipment, inventory, accounts, instruments, chattel paper and general intangibles of the Company (the “Security Agreement”); and (iv) replaces the Security Agreement with a new pledge security agreement dated June 29, 2022 by and between the Company and Lender (the “Pledge Agreement”), which Pledge Agreement grants Lender a first priority security interest in certain of the Company’s bank accounts as collateral security for the Loan. The Company had zero outstanding against the line of credit as of December 31, 2022.

On August 5, 2022, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.8 million bearing an annual percentage rate of 6.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2022 through June 1, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2022, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders, and is incorporated herein by reference.  Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.  We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

3.1(i)	Restated Certificate of Incorporation effective March 1, 2019 (incorporated by reference to our Form 10-K filed with the SEC on March 5, 2019).

3.1(ii)	Amended and Restated By-Laws dated December 5, 2018 (incorporated by reference to our Form 8-K filed with the SEC on December 7, 2018).

4.1	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.1	Lease Extension Agreement dated February 16, 2022 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 2, 2022).

10.2	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.3	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021).

10.4	Form of Non-Qualified Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.5	Form of Incentive Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.6	Non-Employee Director Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 18, 2022).

10.7	Manufacturing and Supply Agreement dated as of November 11, 2020 between KORU Medical Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 12, 2020). Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.8	Promissory Note in the aggregate principal amount of $3.5 million dated April 14, 2020 issued by the Company to KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.9	Commercial Security Agreement dated April 14, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.10	Loan Agreement dated April 20, 2020 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.11	Loan Modification Extension and Addendum Agreement dated June 29, 2022 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 6, 2022).

10.12	Progress Payment Loan and Security Agreement dated as of April 20, 2020 between the Company and Key Equipment Finance, a Division of KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on April 30, 2020).

10.13	Pledge Agreement dated as of June 29, 2022 between the Company and KeyBank National Association (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 6, 2022).

continued

Exhibit No.	Description

10.14	Employment Agreement effective as of March 15, 2021 between KORU Medical Systems, Inc. and Linda Tharby (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).* †

10.15	Employment Agreement effective as of March 18, 2022 between KORU Medical Systems, Inc. and Brian Case (filed herewith).*

10.16	Employment Agreement effective as of October 20, 2021 between KORU Medical Systems, Inc. and Thomas Adams (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 3, 2022).

10.17	Lease dated as of January 21, 2022 between the Company and Breit Industrial Canyon NJ1W05 LLC (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 2, 2022).

23.1	Consent of Independent Auditors (filed herewith).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

+	Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

*	Denotes management compensatory agreement or arrangement.

†	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2023.

KORU MEDICAL SYSTEMS, INC.

/s/ Linda Tharby

Linda Tharby, President and Chief Executive Officer

/s/ Thomas Adams

Tom Adams, Interim- Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2023.

/s/ R. John Fletcher

R. John Fletcher, Chairman of the Board

/s/ James M. Beck

James M. Beck, Director

/s/ Robert A. Casella

Robert A. Casella, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director

/s/ Shahriar Matin

Shahriar Matin, Director

/s/ Donna French

Donna French, Director

/s/ Linda Tharby

Linda Tharby, Director