Form 10-Q
period 2023-03-31
KORU Medical Systems, Inc.
filed 2023-05-04
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 4, 2023, 45,613,150 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,224,865	$17,408,257
Accounts receivable less allowance for doubtful accounts of $21,459 for March 31, 2023, and for December 31, 2022	4,164,513	3,558,884
Inventory	6,638,418	6,404,867
Other Receivables	1,014,761	972,396
Prepaid expenses	1,172,101	1,457,232
TOTAL CURRENT ASSETS	25,214,658	29,801,636
Property and equipment, net	3,906,067	3,886,975
Intangible assets, net of accumulated amortization of $341,755 and $325,872 at March 31, 2023 and December 31, 2022, respectively	782,531	787,182
Operating lease right-of-use assets	3,706,874	3,786,545
Deferred income tax assets, net	4,544,880	3,967,480
Other assets	98,970	102,625
TOTAL ASSETS	$38,253,980	$42,332,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,503,120	$2,391,799
Accrued expenses	1,591,737	2,889,941
Note Payable	218,403	433,295
Other Liabilities	261,544	257,337
Accrued payroll and related taxes	500,415	542,399
Financing lease liability – current	99,694	98,335
Operating lease liability – current	349,304	345,834
TOTAL CURRENT LIABILITIES	4,524,217	6,958,940
Financing lease liability, net of current portion	368,844	394,283
Operating lease liability, net of current portion	3,564,619	3,653,257
TOTAL LIABILITIES	8,457,680	11,006,480

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 48,960,766 and 48,861,891 shares issued 45,540,264 and 45,441,389 shares outstanding at March 31, 2023, and December 31, 2022, respectively	489,608	488,619
Additional paid-in capital	45,132,350	44,252,117
Treasury stock, 3,420,502 shares at March 31, 2023 and December 31, 2022, at cost	(3,843,562)	(3,843,562)
Retained deficit	(11,982,096)	(9,571,211)
TOTAL STOCKHOLDERS’ EQUITY	29,796,300	31,325,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,253,980	$42,332,443

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

NET SALES	$7,392,605	$6,244,330
Cost of goods sold	3,245,570	2,622,025
Gross Profit	4,147,035	3,622,305

OPERATING EXPENSES
Selling, general and administrative	5,425,877	5,491,213
Research and development	1,564,869	1,148,355
Depreciation and amortization	213,117	109,252
Total Operating Expenses	7,203,863	6,748,820

Net Operating Loss	(3,056,828)	(3,126,515)

Non-Operating Income/(Expense)
Loss on currency exchange	(680)	(7,135)
Loss on disposal of fixed assets, net	(56,279)	—
Interest income (expense), net	125,502	(1,463)
TOTAL OTHER INCOME/(EXPENSE)	68,543	(8,598)

LOSS BEFORE INCOME TAXES	(2,988,285)	(3,135,113)

Income Tax Benefit	577,400	597,599

NET LOSS	$(2,410,885)	$(2,537,514)

NET LOSS PER SHARE

Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	45,487,593	44,667,977
Diluted	45,487,593	44,667,977

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,410,885)	$(2,537,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	881,222	837,556
Depreciation and amortization	213,117	109,252
Deferred income taxes	(577,400)	(597,599)
Loss on disposal of fixed assets	56,279	—
ROU landlord credit	(5,497)	—
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(647,994)	447,489
Decrease in other receivables	—	38,145
(Increase)/Decrease in inventory	(233,551)	88,601
Decrease/(Increase) in prepaid expenses and other assets	288,786	(11,805)
Increase in other Liabilities	4,207	25,625
(Decrease)/Increase in accounts payable	(888,679)	40,447
(Decrease)/Increase in accrued payroll and related taxes	(41,984)	345,712
Decrease in accrued expenses	(1,298,204)	(537,981)

NET CASH USED IN OPERATING ACTIVITIES	(4,660,583)	(1,752,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(272,605)	(750,908)
Purchases of intangible assets	(11,232)	(1,694)
NET CASH USED IN INVESTING ACTIVITIES	(283,837)	(752,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(214,892)	(252,968)
Payments on finance lease liability	(24,080)	—
NET CASH USED IN FINANCING ACTIVITIES	(238,972)	(252,968)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,183,392)	(2,757,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,408,257	25,334,889
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,224,865	$22,577,247

Supplemental Information
Cash paid during the periods for:
Interest	$12,326	$4,425
Income Taxes	$—	$—

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$175,776	$142,500

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963
Issuance of stock-based compensation	48,875	489	175,287	—	—	175,776
Compensation expense related to stock options	—	—	535,059	—	—	535,059
Compensation related to Restricted Stock	50,000	500	169,887	—	—	170,387
Net loss	—	—	—	(2,410,885)	—	(2,410,885)
BALANCE, MARCH 31, 2023	48,960,766	$489,608	$45,132,350	$(11,982,096)	$(3,843,562)	$29,796,300

Three Months Ended March 31, 2022

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055
Issuance of stock-based compensation	47,500	475	142,025	—	—	142,500
Compensation expense related to stock options	—	—	524,670	—	—	524,670
Compensation related to Restricted Stock			170,386			170,386
Issuance upon options exercised	29,627	296	(296)	—	—	—
Net loss	—	—	—	(2,537,514)	—	(2,537,514)
BALANCE, MARCH 31, 2022	48,121,289	$481,212	$41,611,030	$(3,447,583)	$(3,843,562)	$34,801,097

The accompanying notes are an integral part of these financial statements

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

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022 (“Annual Report”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying financial statements.  The accompanying year-end balance sheet was derived from the audited financial statements included in the Annual Report.  The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

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

	Three Months Ended
	March 31,
	2023	2022

Net loss	$(2,410,885)	$(2,537,514)

Weighted Average Outstanding Shares:
Outstanding shares	45,487,593	44,667,977
Option shares includable	— (a)	— (a)
Restricted stock includable	— (b)	— (b)
	45,487,593	44,667,977

Net loss per share
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

(a)	For the three months ended March 31, 2023, and 2022, option shares of 14,626 and 346,020 respectively, were not included as the impact is anti-dilutive.

(b)	For the three months ended March 31, 2023, and 2022, Linda Tharby’s 900,000 and 1,000,000 shares of restricted stock, respectively, were not included as the impact is anti-dilutive.

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

REVENUE RECOGNITION

Our revenues are derived from three business sources: (i) domestic core, (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat PIDD and CIDP. Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use across multiple drug categories.

For Product Revenues, we recognize revenues when shipment occurs, and at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in revenues.

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

The following table summarizes net revenues by geography for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,		% of Total Revenues
	2023	2022	2023	2022
Revenues
Domestic	$6,283,965	$5,301,388	85%	85%
International	1,108,640	942,942	15%	15%
Total	$7,392,605	$6,244,330

LEASES

The FASB issued a standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.   The standard requires the recognition of ROU assets and lease liabilities by the Company for those leases classified as operating leases under current GAAP, while our accounting for capital leases remains substantially unchanged.  Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  See “NOTE 6 — LEASES” for further detail.

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Company adopted the pronouncement above on January 1, 2022, and there is no impact on its financial statements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2023.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses through March 31, 2023.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2023	December 31, 2022

Furniture and office equipment	$1,325,908	$1,456,745
Leasehold improvements	1,888,245	2,413,820
Manufacturing equipment and tooling	2,916,577	2,810,813
Total property and equipment	6,130,730	6,681,378
Less: accumulated depreciation and amortization	(2,224,663)	(2,794,403)
Property and equipment, net	$3,906,067	$3,886,975

Leasehold improvements decrease of $0.5 million is due to the write-off of Chester location leasehold improvements resulting from the manufacturing site closure.

Depreciation expense was $197,233 and $94,085 for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, there were options to purchase 2,600,000 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 40,000 were issued during the three months ended March 31, 2023. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 6,000,000 available for issuance under the 2015 Plan.

The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. During the three months ended March 31, 2023, there were no awards under the 2021 Plan. As of March 31, 2023, there had been 156,758 shares of common stock issued as directors fees and 475,000 shares issued as executive compensation under the 2021 Plan in total.

Each non-employee director of the Company (other than the Chairman of the Board) is eligible to receive $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. From May 18, 2021 to May 6, 2022, non-employee director compensation was paid pursuant to the 2021 Plan. Since May 6, 2022, non-employee director compensation has been paid pursuant to the Non-Employee Director Compensation Plan. All payments were and are pro-rated for partial service.

2015 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2023 and March 31, 2022 was $2.83 and $2.45, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2023 and March 31, 2022. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $49,817 and $49,406 for the three months ended March 31, 2023 and 2022, respectively.

	March 31,
	2023	2022

Dividend yield	0.00%	0.00%
Expected Volatility	61.3%	76.1% - 77.5%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	3.53%	1.81% - 1.87%

The following table summarizes the status of the 2015 Plan with respect to time based stock options:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,560,000	$4.15	3,672,500	$3.42
Granted	40,000	$3.91	135,000	$3.07
Exercised	—	$—	75,000	$1.60
Forfeited	—	$—	93,750	$1.57
Outstanding at March 31	2,600,000	$4.15	3,638,750	$3.49
Options exercisable at March 31	1,010,000	$4.63	1,358,750	$2.83
Weighted average fair value of options granted during the period	—	$2.83	—	$2.45
Stock-based compensation expense	—	$475,983	—	$524,670

Total stock-based compensation expense was $475,983 and $524,670 for the three months ended March 31, 2023, and 2022, respectively. No cash was received from option exercises for the three months ended March 31, 2023, and 2022 .

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023, and 2022 was $0.1 million and $0.3 million, respectively.  There were no options exercised during the three months ended March 31,2023 and 75,000 options exercised during the three months ended March 31, 2022, respectively.

The following table presents information pertaining to options outstanding at March 31, 2023:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.25-$9.49	2,600,000	8.6 years	$4.15	1,010,000	$4.63

As of March 31, 2023, there was $3,936,268 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 45 months.  The total fair value of shares vested as of March 31, 2023, and March 31, 2022, was $3,511,874 and $2,815,943, respectively.

2021 STOCK OPTION PLAN, as amended

Time Based Stock Options

The per share weighted average fair value of stock options granted during the three months ended March 31, 2023 and March 31, 2022 was zero and zero respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2023 and March 31, 2022. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $12,406 and zero for the three months ended March 31, 2023 and 2022, respectively.

	March 31,
	2023	2022

Dividend yield	0.00%	0.00%
Expected Volatility	0.00%	0.00%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	0	0
Risk-free rate	0.00%	0.00%

The following table summarizes the status of the 2021 Plan with respect to time based stock options:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	475,000	$2.67	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at March 31	475,000	$2.67	—	$—
Options exercisable at March 31	—	$—	—	$—
Weighted average fair value of options granted during the period	—	$—	—	$—
Stock-based compensation expense	—	$59,076	—	$—

Total stock-based compensation expense was $59,076 and zero for the three months ended March 31, 2023, and 2022, respectively. There were no options exercised during the three months ended March 31, 2023 and March 31, 2022.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023, and 2022 was zero million and zero million, respectively.  There were zero options exercised during the three months ended March 31, 2023, and March 31, 2022.

The following table presents information pertaining to options outstanding at March 31, 2023:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.67	475,000	9.1 years	$2.67	—	$—

As of March 31, 2023, there was $728,603 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2021 Plan.  That cost is expected to be recognized over a weighted-average period of 48 months.  The total fair value of shares vested as of March 31, 2023, and March 31, 2022, was zero and zero, respectively.

RESTRICTED STOCK AWARDS

The following table summarizes the activities for our restricted stock awards for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	950,000	$3.04	1,000,000	$3.01
Granted	—	$—	—	$—
Vested	50,000	$3.31	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at March 31	900,000	$2.93	1,000,000	$3.01

As of March 31, 2023, and 2022, there was $1,447,790 and $2,129,339 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $35,781 and $35,781 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 — DEBT OBLIGATIONS

On June 29, 2022, the Company entered into a Loan Modification Extension Agreement (the “Modification Agreement”) with Keybank National Association (“Lender”) to modify its revolving line of credit with Lender in the amount of $3,500,000 (the “Loan”) that was originally made available on April 14, 2020 and renewed on June 24, 2021. Among other things, the Modification Agreement: (i) extends the maturity date of the Loan from June 1, 2022 to June 1, 2023; (ii) changes the interest rate applicable to the Loan from Prime – 1.50% to Prime + 0%; (iii) releases the Company from its obligations under a certain security agreement dated June 24, 2021 pursuant to which the Company had previously granted the Lender a first priority security interest in all equipment, inventory, accounts, instruments, chattel paper and general intangibles of the Company (the “Security Agreement”); and (iv) replaces the Security Agreement with a new pledge security agreement dated June 29, 2022 by and between the Company and Lender (the “Pledge Agreement”), which Pledge Agreement grants Lender a first priority security interest in certain of the Company’s bank accounts as collateral security for the Loan. The Company had no amount outstanding against the line of credit as of March 31, 2023.

On August 5, 2022, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.8 million bearing an annual percentage rate of 6.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2022 through June 1, 2023. The balance of AON note was $433,295 and $218,403 at December 31, 2022 and March 31, 2023, respectively.

NOTE 6 — LEASES

We have an operating lease for our corporate office, and 2 finance leases for certain office and computer equipment.  Our operating lease has remaining lease term of nine years and 4 months. Our finance leases, which were entered into in June 2022 and October 2022, respectively, have remaining lease terms of 4.2 and 4.5 years, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2023	2022

Operating lease cost	$112,522	$78,442
Short-term lease cost	52,894	49,709
Total lease cost	$165,416	$128,151

Finance lease cost:
Amortization of right-of-use assets	$27,223	$—
Interest on lease liabilities	6,720	—
Total finance lease cost	$33,943	$—

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,813	$63,193
Financing cash flows from finance leases	30,800	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022

Operating Leases
Operating lease right-of-use assets	$3,706,874	$3,786,545

Operating lease current liabilities	349,304	345,834
Operating lease long term liabilities	3,564,619	3,653,257
Total operating lease liabilities	$3,913,923	$3,999,091

Finance Leases
Property and equipment, at cost	$544,468	$544,468
Accumulated depreciation	(78,118)	(50,895)
Property and equipment, net	$466,350	$493,573

Finance lease current liabilities	99,694	98,335
Finance lease long term liabilities	368,844	394,283
Total finance lease liabilities	$468,538	$492,618

	March 31, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases	9.4 Years	9.7 Years
Finance leases	4.3 Years	4.6 Years

Weighted Average Discount Rate
Operating leases	4.00%	4.0%
Finance leases	4.25%	4.25%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding the three months ended March 31, 2023)	374,627	92,400
2024	499,503	123,200
2025	499,503	123,200
2026	499,503	123,200
2027	499,503	65,957
Thereafter	2,331,014	—
Total undiscounted lease payments	4,703,653	527,957
Less: imputed interest	(789,730)	(59,419)
Total lease liabilities	$3,913,923	$468,538

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with global health crises, inflation, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, our ability to convert inventory to a source of cash, future operating results, growth of new patient starts and the SCIg market, our ability to partner with biopharmaceutical companies in our novel therapies business, Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM system demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in Part II.— Item IA. “Risk Factors” in this report and from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2022 in addition to others. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding transition to our secondary manufacturing source, reduction of inventory, move of our manufacturing facility, need for additional financing, and 2023 expenses and capital expenditures.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In March 2023, the Company completed its transition of finished goods manufacturing of needle and tubing sets to Command Medical Products, a third-party contract manufacturing organization, which began in 2021. The transition provides for dual source manufacturing capability and expected cost improvements.

The Company entered into a lease commencing March 1, 2022 for a new corporate headquarters and manufacturing facility located in Mahwah, NJ. During the quarter ended June 30, 2022, the Company completed the first phase of the move, the headquarters and office staff to the new location, and completed the move of manufacturing during the first quarter of 2023.

The Company ended the 2023 first fiscal quarter with $7.4 million in net revenues, an 18.4% increase, compared with $6.2 million in the same period last year driven by growth in all three of our business sources.

Gross profit, for the three months ended March 31, 2023, was $4.1 million, an increase of 14.5% from the same period last year and, stated as a percentage of net revenues was 56.1%, a decline from 58% in the prior year period.

Operating expenses for the three months ended March 31, 2023, were $7.2 million, up from $6.7 million for the same period last year, driven primarily by an increase of $0.4 million in research and development expense and an increase of $0.1 million in depreciation expense, which was partially offset by a reduction of $0.07 million in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended March 31, 2023, compared to March 31, 2022

Net Revenues

The following table summarizes our net revenues for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,		Change from Prior Year		% of Net Revenue
	2023	2022	$	%	2023	2022
Net Revenues
Domestic Core	$5,719,135	$4,993,536	$725,599	14.5%	77.4%	80.0%
International Core	1,097,490	894,942	202,548	22.6%	14.8%	14.3%
Novel Therapies	575,980	355,852	220,128	61.9%	7.8%	5.7%
Total	$7,392,605	$6,244,330	$1,148,275	18.4%

Total net revenues increased $1.1 million, or 18.4%, for the three months ended March 31, 2023, as compared with the same period last year with double-digit growth across all businesses. Domestic Core growth of 14.5% was primarily driven by increased growth in pumps and consumables from a growing SCIg market, new account wins, increased prefilled syringe adoptions, and increases in average selling prices. International Core growth of 22.6%, was driven by strength across several EU markets, expanded distribution, and growing global Immunoglobulin drug volume availability. Novel Therapies net revenues grew by 61.9% in the first quarter of 2023 primarily related to services performed on an NRE innovation development agreement for a pharmaceutical customer.

Gross Profit

Our gross profit for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
Gross Profit	$4,147,035	$3,622,305	$524,730	14.5%
Stated as a Percentage of Net Revenues	56.1%	58.0%

Gross profit increased $0.5 million or 14.5% in the three months ended March 31, 2023, compared to the same period in 2022. The 2023 first quarter gross profit increase was driven by the increase in net revenues of $1.1 million as described above. Gross profit as a percentage of revenues decreased to 56.1% in the first quarter of 2023 compared to 58% from the first quarter of 2022.  The decline in the gross profit as a percentage of revenues was primarily caused by higher manufacturing costs associated with labor and materials partially offset by an increase in average selling prices.

Selling, general and administrative and research and development

Our selling, general and administrative and research and development costs for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
Selling, general and administrative	$5,425,877	$5,491,213	$(65,336)	-1.2%
Research and development	1,564,869	1,148,355	416,514	36.3%
	$6,990,746	$6,639,568	$351,178	5.3%
Stated as a Percentage of Net Revenues	94.6%	106.3%

Selling, general and administrative expenses decreased $0.07 million, or 1%, during the three months ended March 31, 2023 compared to the same period last year, primarily due to a $0.1 million decrease in liability insurance, a $0.1 million decrease in stock compensation, and a $0.1 million decrease in sales commissions, partially offset by a $0.1 million increase in travel and entertainment expense and $0.1 million in building expense and tax.

Research and development expenses increased $0.4 million, or 36% during the three months ended March 31, 2023 compared with the same period last year, primarily due to $0.2 million in compensation and benefits, $0.1 million in stock compensation and $0.1 million in recruiting associated with new hires to support our innovation efforts.

Depreciation and amortization

Depreciation and amortization expense increased by 95.07% to $213,117 in the three months ended March 31, 2023 compared with $109,252 in the three months ended March 31, 2022 resulting from prior year investments in support of our corporate office and manufacturing site relocation.

Net Loss

	Three Months Ended March 31,				Change from Prior Year
	2023		2022		$	%
Net Loss	$(2,410,885)		$(2,537,514)		$126,629	5.0%
Stated as a Percentage of Net Revenues	(32.6%	)	(40.6%	)

Our net loss decreased $0.1 million in the three months ended March 31, 2023 compared with the same period last year mostly driven by higher net revenues of $1.1 million and associated higher gross margin of $0.5 million, offsetting operating expenses of $0.4 million, and higher other income of $0.1 million due to higher interest income from our treasury bill investments. A tax benefit of $0.6 million resulting from the loss was also recorded during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $12.2 million as of March 31, 2023.  Our principal source of operating cash inflows is from sales of our products and NRE services to customers. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, manufacturing technologies, and equipment.

Our inventory position was $6.6 million at March 31, 2023, which reflected an increase of $0.2 million from December 31, 2022. We have completed the transition of our manufacturing operations to Command and expect to significantly reduce our inventory position during the future quarters of 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020, and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in 2021. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021, and December 31, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid. The Company determined that it qualified for this credit and anticipated utilizing benefits under this act to aid its liquidity position and as a result recorded a receivable of $0.7 million as of December 31, 2021. We expect the credit to be received before the end of 2023.

We expect that our cash on hand, cash flows from operations and available financing sources will be sufficient to meet our requirements at least through March 31, 2024. Continued execution on our longer-term strategic plan may require the Company to take on additional debt or raise capital through issuance of equity, or a combination of both. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation, rising interest rates, increased demand for equity investor capital and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash used in operating activities	$(4,660,583)	$(1,752,072)
Net cash used in investing activities	$(283,837)	$(752,602)
Net cash used in financing activities	$(238,972)	$(252,968)

Operating Activities

Net cash used in operating activities of $4.7 million for the three months ended March 31, 2023 was primarily due to the net loss of $2.4 million, working capital changes which included an increase in accounts receivable of $0.6 million, an increase in inventory of $0.2 million, a decrease in accrued expenses of $1.3 million, a decrease in accounts payable of $0.9 million and a decrease in prepaid expense of $0.3 million.  Further contributing was an increase in deferred tax assets of $0.6 million.  Offsetting these were primarily non-cash charges for stock-based compensation of $0.9 million, depreciation and amortization of $0.2 million and a loss on disposal of fixed assets of $0.1 million.

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

Investing Activities

Net cash used in investing activities of $0.3 million for the three months ending March 31, 2023, was for capital expenditures for research and development and office equipment.

Net cash used in investing activities of $0.8 million for the three months ended March 31, 2022, was for capital improvement expenditures for our new location and manufacturing and office equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023, is from $0.2 million of net borrowings on our indebtedness for a note payable for insurance premium financing.

The $0.3 million used in financing activities for the three months ended March 31, 2022, was for financed director and officer liability insurance.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2022 and described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Bank failures or other events affecting financial institutions could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences.

All of our cash deposits are held by Federal Deposit Insurance Corporation (“FDIC”) insured banks, which amounts exceed the FDIC insurance limits. Through various overnight “sweep account” programs, we also invest a significant portion of our cash balances in U.S. Treasury-based funds, which are invested through brokerage firms affiliated with the banks at which our deposits are held. The failure of a bank or related brokerage firm that we use, or events involving limited liquidity, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our cash balances, adversely impact our liquidity, including our ability to borrow under our credit facility, or limit our ability to pay our vendors. In the event of a failure of a bank or other financial institution that holds our cash deposits, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be recoverable or, even if ultimately recoverable, there may be significant delays in our ability to access those funds. Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in our credit facility from honoring their commitments. Such events could have a material adverse effect on our financial condition or results of operations.

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

KORU MEDICAL SYSTEMS, INC.

May 4, 2023	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

May 4, 2023	/s/ Thomas Adams
Thomas Adams, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)