Form 10-Q
period 2023-06-30
KORU Medical Systems, Inc.
filed 2023-08-09
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-12305

KORU MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3044880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Drive, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(845) 469-2042

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KRMD	The Nasdaq Stock Market

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

As of August 9, 2023, 45,639,081 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,719,405	$17,408,257
Accounts receivable less allowance for doubtful accounts of $21,459 as of June 30, 2023 and December 31, 2022	3,639,755	3,558,884
Inventory	5,278,224	6,404,867
Other receivables	1,131,115	972,396
Prepaid expenses	772,893	1,457,232
TOTAL CURRENT ASSETS	22,541,392	29,801,636
Property and equipment, net	3,811,843	3,886,975
Intangible assets, net of accumulated amortization of $357,809 and $325,872 as of June 30, 2023 and December 31, 2022, respectively	772,543	787,182
Operating lease right-of-use assets	3,626,348	3,786,545
Deferred income tax assets, net	5,144,876	3,967,480
Other assets	98,970	102,625
TOTAL ASSETS	$35,995,972	$42,332,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,574,630	$2,391,799
Accrued expenses	1,362,293	2,889,941
Note payable	—	433,295
Other liabilities	263,253	257,337
Accrued payroll and related taxes	422,623	542,399
Financing lease liability – current	101,072	98,335
Operating lease liability – current	352,809	345,834
TOTAL CURRENT LIABILITIES	4,076,680	6,958,940
Financing lease liability, net of current portion	343,053	394,283
Operating lease liability, net of current portion	3,475,092	3,653,257
TOTAL LIABILITIES	7,894,825	11,006,480
Commitments and Contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,033,652 and 48,861,891 shares issued 45,613,150 and 45,441,389 shares outstanding as of June 30, 2023, and December 31, 2022, respectively	490,337	488,619
Additional paid-in capital	45,932,354	44,252,117
Treasury stock, 3,420,502 shares as of June 30, 2023 and December 31, 2022, at cost	(3,843,562)	(3,843,562)
Accumulated deficit	(14,477,982)	(9,571,211)
TOTAL STOCKHOLDERS’ EQUITY	28,101,147	31,325,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,995,972	$42,332,443

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET REVENUES	$6,935,931	$6,546,628	$14,328,536	$12,790,958
Cost of goods sold	3,047,807	3,200,455	6,293,377	5,822,480
Gross Profit	3,888,124	3,346,173	8,035,159	6,968,478

OPERATING EXPENSES
Selling, general and administrative	5,303,167	5,530,022	10,729,044	11,021,235
Research and development	1,596,614	1,303,731	3,161,483	2,452,086
Depreciation and amortization	212,919	125,882	426,036	235,134
Total Operating Expenses	7,112,700	6,959,635	14,316,563	13,708,455

Net Operating Loss	(3,224,576)	(3,613,462)	(6,281,404)	(6,739,977)

Non-Operating Income/(Expense)
Loss on currency exchange	(2,472)	(21,705)	(3,152)	(28,840)
Loss on disposal of fixed assets, net	—	—	(56,279)	—
Interest income, net	131,167	3,566	256,669	2,103
TOTAL OTHER INCOME/(EXPENSE)	128,695	(18,139)	197,238	(26,737)

LOSS BEFORE INCOME TAXES	(3,095,881)	(3,631,601)	(6,084,166)	(6,766,714)

Income Tax Benefit	599,995	710,260	1,177,395	1,307,859

NET LOSS	$(2,495,886)	$(2,921,341)	$(4,906,771)	$(5,458,855)

NET LOSS PER SHARE

Basic	$(0.05)	$(0.07)	$(0.11)	$(0.12)
Diluted	$(0.05)	$(0.07)	$(0.11)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	45,606,603	44,921,870	45,547,427	44,795,625
Diluted	45,606,603	44,921,870	45,547,427	44,795,625

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,906,771)	$(5,458,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,681,955	1,579,151
Depreciation and amortization	426,036	235,134
Deferred income taxes	(1,177,395)	(1,308,069)
Loss on disposal of fixed assets	56,279	—
ROU landlord credit	(10,994)	—
Changes in operating assets and liabilities:
(Increase) in Accounts receivable	(239,590)	(454,452)
Decrease / (Increase) in Inventory	1,126,643	(665,176)
Decrease in Prepaid expenses and other assets	687,994	334,193
Increase in Other liabilities	5,916	150,501
(Decrease) / Increase in Accounts payable	(817,169)	1,162,329
(Decrease) / Increase in Accrued payroll and related taxes	(119,776)	535,438
Decrease in Accrued expenses	(1,527,648)	(735,508)
NET CASH USED IN OPERATING ACTIVITIES	(4,814,520)	(4,625,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(375,246)	(1,915,289)
Purchases of intangible assets	(17,298)	(13,540)
NET CASH USED IN INVESTING ACTIVITIES	(392,544)	(1,928,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(433,295)	(508,583)
Payments on finance lease liability	(48,493)	(6,611)
NET CASH USED IN FINANCING ACTIVITIES	(481,788)	(515,194)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,688,852)	(7,069,337)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,408,257	25,334,889
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,719,405	$18,265,552

Supplemental Information
Cash paid during the periods for:
Interest	$20,165	$6,204
Income taxes	$3,160	$—

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$266,023	$258,005

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Three and Six Months Ended June 30, 2023

BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963
Accrued compensation paid in shares	48,875	489	175,287	—	—	175,776
Compensation expense related to stock options	—	—	535,059	—	—	535,059
Compensation expense related to restricted stock awards	50,000	500	169,887	—	—	170,387
Net loss	—	—	—	(2,410,885)	—	(2,410,885)
BALANCE, MARCH 31, 2023	48,960,766	$489,608	$45,132,350	$(11,982,096)	$(3,843,562)	$29,796,300

Accrued compensation paid in shares	22,886	229	90,018	—	—	90,247
Compensation expense related to stock options	—	—	540,099	—	—	540,099
Compensation expense related to restricted stock awards	50,000	500	169,887	—	—	170,387
Net loss	—	—	—	(2,495,886)	—	(2,495,886)
BALANCE, JUNE 30, 2023	49,033,652	$490,337	$45,932,354	$(14,477,982)	$(3,843,562)	$28,101,147

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Three and Six Months Ended June 30, 2022

BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055

Accrued compensation paid in shares	47,500	475	142,025	—	—	142,500
Compensation expense related to stock options	—	—	524,670	—	—	524,670
Compensation expense related to restricted stock awards	—	—	170,386	—	—	170,386
Issuance upon options exercised	29,627	296	(296)	—	—	—
Net loss	—	—	—	(2,537,514)	—	(2,537,514)
BALANCE, MARCH 31, 2022	48,121,289	$481,212	$41,611,030	$(3,447,583)	$(3,843,562)	$34,801,097

Accrued compensation paid in shares	69,707	697	114,808	—	—	115,505
Compensation expense related to stock options	—	—	527,736	—	—	527,736
Compensation expense related to restricted stock awards	50,000	500	231,011	—	—	231,511
Issuance upon options exercised	166,623	1,667	(134,825)	—	—	(133,158)
Net loss	—	—	—	(2,921,341)	—	(2,921,341)
BALANCE, JUNE 30, 2022	48,407,619	$484,076	$42,349,760	$(6,368,924)	$(3,843,562)	$32,621,350

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

KORU MEDICAL SYSTEMS, INC. (the “Company,” “KORU Medical,” “we,” “us” or “our”) designs, manufactures and markets proprietary portable and innovative medical devices primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international regulations and standards for quality system management. The Company operates as one segment.

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022 (“Annual Report”).  In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  The Company has historically held cash balances in excess of $250,000 at its primary commercial bank, which exceeds FDIC insurance limits. To reduce the risk of uninsured deposits, the Company entered an insured cash sweep program with KeyBank during the second quarter of 2023 to automatically invest its uninsured bank cash balances over $250,000 into FDIC insured banks so there is no more than $250,000 maintained at any one bank. Further, as of June 30, 2023 the Company had invested $10.4 million in a US Treasury bill that matures every 90 days.

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

The Company issues restricted stock awards. Restricted stock awards are equity classified and measured at the fair market value of the underlying stock at the grant date. The fair value of restricted stock awards vesting at certain market capitalization thresholds were estimated on the date of grant using the Brownian Motion Monte Carlo lattice model. The fair value of restricted stock awards with time-based vesting were estimated on the date of grant at the current stock price. The fair value of restricted stock awards vesting at certain annual sales growth thresholds were estimated as of the date of Board acknowledgement of the achievement, at the current stock price. We recognize restricted stock expense using the straight-line attribution method over the requisite service period and account for forfeitures as they occur.

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from diluted common stock options and unvested restricted stock awards. The calculation of diluted loss per share excluded stock options of 11,784 and 137,539, respectively, in weighted-average shares for each of the three months ended June 30, 2023 and 2022 and 14,001 and 166,441 respectively in weighted-average shares for each of the six months ended June 30, 2023 and 2022, respectively, as their effect was ant-diluted as a result of the net loss incurred for those periods.

The calculation of diluted loss per share excluded performance-based restricted stock and RSUs of 904,496 and 950,000 respectively, in weighted-average shares for each of the three months ended June 30, 2023 and 2022 and 904,496 and 950,000 respectively in weighted-average shares for the six months ended June 30, 2023 and 2022, respectively, as their effect was anti-diluted as a result of the net loss incurred for those periods.

The following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 30, 2023, and 2022 because the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common stock options	$11,784	$137,539	$14,001	$166,441
RSUs	54,496	—	54,496	—
Restricted stock - PSU	850,000	950,000	850,000	950,000
Total	$916,280	$1,087,539	$916,280	$1,116,441

Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss	$(2,495,886)	$(2,921,341)	$(4,906,771)	$(5,458,855)

Weighted Average Outstanding Shares:
Basic weighted average shares outstanding	45,606,603	44,921,870	45,547,427	44,795,625
Dilutive effect of outstanding stock options and unvested restricted stock	—	—	—	—
Diluted weighted average shares outstanding	45,606,603	44,921,870	45,547,427	44,795,625

Net loss per share
Basic	$(0.05)	$(0.07)	$(0.11)	$(0.12)
Diluted	$(0.05)	$(0.07)	$(0.11)	$(0.12)

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, and customer rebate and incentive accruals. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 fiscal year.

REVENUE RECOGNITION

Our revenues are derived from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use across multiple drug categories.

For Product Revenue, we recognize revenues when shipment occurs, and at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in Product Revenue.

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

We recognize NRE revenue under an input method, which recognizes revenue on the basis of our efforts or inputs (for example, resources consumed, labor hours expended, costs incurred, or time elapsed) to the satisfaction of a performance obligation relative to the total expected inputs to the satisfaction of that performance obligation (i.e. completion milestone). The input method that we use is based on costs incurred.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of June 30, 2023, the Company has recognized a contract asset of $282,118 which is included in other accounts receivable in the accompanying balance sheet.

The following table summarizes net revenues by geography for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Domestic	$5,686,427	$5,512,173	$11,970,392	$10,813,561
International	1,249,504	1,034,455	2,358,144	1,977,397
Total	$6,935,931	$6,546,628	$14,328,536	$12,790,958

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

 The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Company adopted the pronouncement on January 1, 2023, and there is no impact on its financial statements.

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

The carrying amounts of cash and cash equivalents, including investments in short-term U.S. Treasury bills, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the three and six months ended June 30, 2023 and 2022.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses through June 30, 2023.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2023	December 31, 2022

Furniture and office equipment	$1,345,456	$1,456,745
Leasehold improvements	1,933,591	2,413,820
Manufacturing equipment and tooling	2,952,214	2,810,813
Total property and equipment	6,231,261	6,681,378
Less: accumulated depreciation and amortization	(2,419,418)	(2,794,403)
Property and equipment, net	$3,811,843	$3,886,975

Leasehold improvements and accumulated amortization each decreased of $0.5 million is due to the closure of the Company’s former Chester, New York office and manufacturing site.

Depreciation expense was $196,865 and $110,478 for the three months ended June 30, 2023 and 2022, respectively, and $394,099 and $204,562 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 3 — STOCK-BASED COMPENSATION

The Company has three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the Non-Employee Director Compensation Plan. The Company has also issued restricted stock as employment inducement awards to its Chief Executive Officer.

As of June 30, 2023, there were options to purchase 2,600,000 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which zero were issued during the three months ended June 30, 2023 and 40,000 were issued during the six months ended June 30, 2023. Additional options may be issued under the 2015 Plan as outstanding options are forfeited, subject to a maximum 59,250 available for issuance under the 2015 Plan as of June 30, 2023.

The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. During the three months ended June 30, 2023, there were 45,000 option awards issued under the 2021 Plan. As of June 30, 2023, there had been 156,758 shares of common stock issued as directors fees, 21,100 executive bonus shares and 520,000 shares issued as executive and key employee compensation under the 2021 Plan in total. Additional options may be issued under the 2021 Plan as outstanding options are forfeited, subject to a maximum 302,142 available for issuance under the 2021 Plan as of June 30, 2023.

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

The per share weighted average fair value of stock options granted during the six months ended June 30, 2023 and June 30, 2022 was $2.78 and $2.03, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the six months ended June 30, 2023 and June 30, 2022. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $125,504 and $107,855 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the activities for our stock option plans for the six months ended June 30, 2023, and 2022.

	June 30,
	2023	2022

Dividend yield	0.00%	0.00%
Expected Volatility	56.8% - 61.3%	65.9% - 77.5%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	3.50% - 3.53%	1.81% - 2.99%

The following table summarizes the status of the time based stock options:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,035,000	$3.92	3,672,500	$3.42
Granted	85,000	$3.94	770,000	$2.68
Exercised	—	$—	618,750	$1.57
Forfeited	—	$—	411,250	$2.94
Outstanding at June 30	3,120,000	$3.92	3,412,500	$3.64
Options exercisable at June 30	1,158,750	$4.37	837,500	$3.47
Weighted average fair value of options granted during the period	—	$2.78	—	$2.03
Stock-based compensation expense	—	$1,075,158	—	$1,052,405

Total stock-based compensation expense was $1,075,158 and $1,052,405 for the six months ended June 30, 2023, and 2022, respectively. No cash was received from option exercises for the six months ended June 30, 2023, and 2022.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023, and 2022 was $0.2 million and $1.6 million, respectively.  There were no options exercised during the six months ended June 30, 2023 and 618,750 options exercised during the six months ended June 30, 2022.

The following table presents information pertaining to options outstanding at June 30, 2023:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.25-$9.49	3,120,000	8.5 years	$3.92	1,158,750	$4.37

As of June 30, 2023, there was $4,248,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of June 30, 2023, and June 30, 2022, was $3,798,884 and $2,149,858, respectively.

As of June 30, 2023, an aggregate of 361,392 shares remain for future stock grants under the Company’s stock option plans.

RESTRICTED STOCK AWARDS

The following table summarizes the activities for our restricted stock awards for the six months ended June 30, 2023, and 2022.

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	950,000	$3.04	1,000,000	$3.01
Granted	54,496	$3.68	—	$—
Vested	100,000	$3.31	50,000	$3.31
Forfeited/canceled	—	$—	—	$—
Unvested at June 30	904,496	$2.97	950,000	$2.99

As of June 30, 2023, and 2022, there was $1,477,730 and $1,958,952 of unrecognized compensation cost related to unvested employee restricted stock units. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $71,563 and $71,563 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4 — DEBT OBLIGATIONS

The Company had a $3,500,000 revolving line of credit with Keybank National Association that expired on June 1,2023. The Company did not borrow against the line of credit during the six-month period ended June 30, 2023.

On August 5, 2022, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.8 million bearing an annual percentage rate of 6.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2022 through June 1, 2023. The balance of AON note was $433,295 and zero as of December 31, 2022 and June 30, 2023, respectively.

NOTE 5 — LEASES

The Company has an operating lease for its corporate office, and finance leases for certain office and computer equipment.  Our operating lease has remaining lease term of 9.2 years. Our finance leases, which were entered into in June 2022 and October 2022, respectively, have remaining lease terms of 3.9 and 4.3 years, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating lease cost	$112,279	$161,140	$224,801	$239,582
Short-term lease cost	25,143	28,579	78,037	78,288
Total lease cost	$137,422	$189,719	$302,838	$317,870

Finance lease cost:
Amortization of right-of-use assets	$27,224	$5,918	$54,447	$5,918
Interest on lease liabilities	6,387	0	13,107	0
Total finance lease cost	$33,611	$5,918	$67,554	$5,918

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$229,879	$181,544
Financing cash flows from finance leases	61,600	6,611

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022

Operating Leases
Operating lease right-of-use assets	$3,626,348	$3,786,545

Operating lease current liabilities	352,809	345,834
Operating lease long term liabilities	3,475,092	3,653,257
Total operating lease liabilities	$3,827,901	$3,999,091

Finance Leases
Property and equipment, at cost	$544,468	$544,468
Accumulated depreciation	(105,342)	(50,895)
Property and equipment, net	$439,126	$493,573

Finance lease current liabilities	101,072	98,335
Finance lease long term liabilities	343,053	394,283
Total finance lease liabilities	$444,125	$492,618

	June 30, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases	9.2 Years	9.7 Years
Finance leases	4.0 Years	4.6 Years

Weighted Average Discount Rate
Operating leases	4.00%	4.00%
Finance leases	4.25%	4.25%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2023	$249,752	61,600
2024	499,503	123,200
2025	499,503	123,200
2026	499,503	123,200
2027	499,503	65,957
Thereafter	2,331,015	—
Total undiscounted lease payments	4,578,779	497,157
Less: imputed interest	(750,878)	(53,032)
Total lease liabilities	$3,827,901	$444,125

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax benefit of $0.6 million and income tax benefit of $0.7 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June, 30 2023 and 2022, the Company reported income tax benefit of $1.2 million and income tax benefit of $1.3 million, respectively.

Each reporting period, we evaluate the realizability of our net deferred tax assets and perform an assessment of both positive and negative evidence. Based on our evaluation of all available positive and negative evidence, we determined, as of June 30, 2023 and December 31, 2022, that it is more likely than not that our net U.S. deferred tax assets will be realized. Due to estimates and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record a valuation allowance in future reporting periods that could have a material effect on our results of operations.

Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including U.S. federal R&D credits, U.S. state tax rates, and stock-based compensation.

Beginning in 2022, certain research and development costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2023.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for years prior to fiscal 2019 are no longer subject to examination by tax authorities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

NOTE 8 — SUBSEQUENT EVENTS

On July 25, 2023, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.6 million bearing an annual percentage rate of 9.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2023 through June 1, 2024.

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

 Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with global health crises, inflation, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, our ability to convert inventory to a source of cash, future operating results, growth of new patient starts and the SCIg market, our ability to partner with biopharmaceutical companies in our novel therapies business, Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM system demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in Part II.— Item IA. “Risk Factors” in this report and from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2022 in addition to others. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding reduction of inventory, receipt of ERC payroll tax credit, , and need for additional financing.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, the “Company,” “KORU Medical,” “we,” “us” or “our” refers to KORU Medical Systems, Inc.

OVERVIEW

The Company develops, manufactures and markets proprietary portable and innovative medical devices primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international regulations and standards for quality system management.

Our revenues derive from three business sources: (i) domestic core (consisting of US and Canada), (ii) international core, and (iii) novel therapies.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are cleared by FDA and other applicable global regulatory authorities (e.g. EU Competent Authorities) for use with the FREEDOM System, , with the primary use being for the delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use. Our novel therapies revenues can fluctuate and may not be consistent from period to period. Engineering work performed on our product may be specialized and tailored to the specific needs of each independent clinical trial and not uniform in nature. The clinical trial size and scope of protocols may also range greatly from customer to customer, and there is no expectation of repeat customers on a consistent basis compared to our core business.

In March 2023, the Company completed its transition of finished goods manufacturing of needle and tubing sets to Command Medical Products, a third-party contract manufacturing organization, which began in 2021. This arrangement provides for dual source manufacturing capability and expected cost improvements.

The Company entered into a lease commencing March 1, 2022 for a new corporate headquarters and manufacturing facility located in Mahwah, NJ. During the quarter ended June 30, 2022, the Company completed the first phase of the move, the headquarters and office staff to the new location, and completed the move of manufacturing during the first quarter of 2023.

The Company ended the 2023 second fiscal quarter with $6.9 million in net revenues, an 5.9% increase, compared with $6.5 million in the same period last year driven by growth in our core business.

Gross profit for the three months ended June 30, 2023, increased $0.5 million, an increase of 16.2% from the same period last year and, stated as a percentage of net revenues was 56.1%, an increase from 51.1% in the prior year period.

Operating expenses for the three months ended June 30, 2023, were $7.1 million, up from $7.0 million for the same period last year, driven primarily by an increase of $0.3 million in research and development expense, which was mostly offset by a reduction of $0.2 million in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 2023, compared to June 30, 2022

Net Revenues

The following table summarizes our net revenues for the three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Change from Prior Year			% of Net Revenues
	2023	2022	$	%		2023	2022
Net Revenues
Domestic Core	$5,388,173	$4,996,791	$391,382	7.8%		77.7%	76.3%
International Core	1,117,004	951,485	165,519	17.4%		16.1%	14.5%
Novel Therapies	430,754	598,352	(167,598)	(28.0%	)	6.2%	9.2%
Total	$6,935,931	$6,546,628	$389,303	5.9%

Total net revenues increased $0.4 million, or 5.9%, for the three months ended June 30, 2023, as compared with the same period last year. Domestic Core growth of 7.8% was primarily driven by increased growth in consumables and pumps, new accounts, and increased prefilled syringe adoptions. The US growth was affected by a Q2 decline in US market prescriptions for subcutaneous immunoglobulin drugs. International Core growth of 17.4%, was driven by strength across several European markets and growing global Immunoglobulin drug volume availability. Novel Therapies net revenues declined by 28.0% in the second quarter of 2023 primarily related to strong NRE revenues in the comparable quarter last year as well as the timing of 2023 pipeline wins.

Gross Profit

Our gross profit for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
Gross Profit	$3,888,124	$3,346,173	$541,951	16.2%
Stated as a Percentage of Net Revenues	56.1%	51.1%

Gross profit increased $0.5 million or 16.2% in the three months ended June 30, 2023, compared to the same period in 2022. The 2023 second quarter gross profit increase was driven by the increase in net revenues of $0.4 million as described above. Gross profit as a percentage of revenues increased to 56.1% compared to 51.1% in the second quarter of 2022.  The increase in the gross profit as a percentage of revenues was primarily driven by increased production efficiencies when compared to the prior year.

Selling, general and administrative and research and development

Our selling, general and administrative and research and development costs for the three months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
Selling, general and administrative	$5,303,167	$5,530,022	$(226,855)	(4.1%	)
Research and development	1,596,614	1,303,731	292,883	22.5%
	$6,899,781	$6,833,753	$66,028	1.0%
Stated as a Percentage of Net Revenues	99.5%	104.4%

Selling, general and administrative expenses decreased $0.2 million, or 4.1%, during the three months ended June 30, 2023 compared with the same period last year, primarily due to a $0.3 million decrease in recruiting costs and $0.2 million compensation and benefits related to the vacancy in the Chief Financial Officer role, partially offset by $0.3 million investments in business development and medical affairs.

Research and development expenses increased $0.3 million, or 22.5% during the three months ended June 30, 2023 compared with the same period last year, primarily due to increases in outside consulting associated with the support of our innovation efforts.

Depreciation and amortization

Depreciation and amortization expense increased by 69.1% to $212,919 in the three months ended June 30, 2023 compared with $125,882 in the three months ended June 30, 2022 resulting from prior year investments in our Mahwah facility which includes our corporate office, in-house manufacturing, and research and development labs.

Net Loss

	Three Months Ended June 30,				Change from Prior Year
	2023		2022		$	%
Net Loss	$(2,495,886)		$(2,921,341)		$425,455	(14.6%	)
Stated as a Percentage of Net Revenues	(36.0%	)	(44.6%	)

Our net loss decreased $0.4 million in the three months ended June 30, 2023 compared with the same period last year mostly driven by an increase in net revenues of $0.4 million and associated higher gross profit of $0.5 million and an increase in other income of $0.2 million due to higher interest and dividend income from our treasury bill investments, which was partially offset by higher operating expenses of $0.2 million. A tax benefit of $0.6 million resulting from the loss was also recorded during the period.

Six months ended June 30, 2023, compared to June 30, 2022

Net Revenues

The following table summarizes our net revenues for the six months ended June 30, 2023, and 2022:

	Six Months Ended March 31,		Change from Prior Year		% of Net Revenue
	2023	2022	$	%	2023	2022
Net Revenues
Domestic Core	$11,107,308	$9,990,327	$1,116,981	11.2%	77.5%	78.1%
International Core	2,214,494	1,846,427	368,067	19.9%	15.5%	14.4%
Novel Therapies	1,006,734	954,204	52,530	5.5%	7.0%	7.5%
Total	$14,328,536	$12,790,958	$1,537,578	12.0%

Total net revenues increased $1.5 million, or 12.0%, for the six months ended June 30, 2023, as compared with the same period last year. Domestic Core growth of 11.2% was primarily driven by growth in consumables and pumps, new account wins, and increased prefilled syringe adoptions despite a decline in US market prescriptions for subcutaneous immunoglobulin drugs. International Core growth of 19.9%, was driven by strength across several EU markets and growing global immunoglobulin drug availability. Novel Therapies net revenues grew by 5.5% in the first half of 2023 driven by timing of work performed on a NRE development contract.

Gross Profit

Our gross profit for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
Gross Profit	$8,035,159	$6,968,478	$1,066,681	15.3%
Stated as a Percentage of Net Revenues	56.1%	54.5%

Gross profit increased $1.1 million or 15.3% in the six months ended June 30, 2023, compared to the same period in 2022. The increase in the first half of 2023 was driven by the increase in net revenues of $1.5 million as described above. Gross profit as a percentage of revenues increased to 56.1% in the first half of 2023 compared to 54.5% from the first half of 2022.  The increase in the gross profit as a percentage of revenues was primarily driven by increased manufacturing efficiencies versus the prior year. Additionally, we realized improved NRE margin vs PY driven by a more profitable mix of services performed.

Selling, general and administrative and research and development

Our selling, general and administrative and research and development costs for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
Selling, general and administrative	$10,729,044	$11,021,235	$(292,191)	(2.7%	)
Research and development	3,161,483	2,452,086	709,397	28.9%
	$13,890,527	$13,473,321	$417,206	3.1%
Stated as a Percentage of Net Revenues	96.9%	105.3%

Selling, general and administrative expenses decreased $0.3 million, or 2.7%, during the six months ended June 30, 2023 compared with the same period last year, primarily due to a $0.3 million decrease in recruiting, a $0.2 million decrease in compensation and benefits partially offset by a $0.2 million increase in travel and entertainment expense for tradeshows.

Research and development expenses increased $0.7 million, or 28.9% during the six months ended June 30, 2023 compared with the same period last year, primarily due to $0.3 million in compensation and benefits, $0.1 million in stock compensation and $0.2 million in consulting to support acceleration of our innovation efforts.

Depreciation and amortization

Depreciation and amortization expense increased by 81.2% to $426,036 in the six months ended June 30, 2023 compared with $235,134 in the six months ended June 30, 2022 resulting from prior year investments in our Mahwah corporate facility which includes our corporate office, in-house manufacturing, and research and development labs.

Net Loss

	Six Months Ended June 30,				Change from Prior Year
	2023		2022		$	%
Net Loss	$(4,906,771)		$(5,458,855)		$552,084	10.1%
Stated as a Percentage of Net Revenues	(34.2%	)	(42.7%	)

Our net loss decreased $0.6 million in the six months ended June 30, 2023 compared with the same period last year mostly driven by an increase in net revenues of $1.5 million and associated higher gross profit of $1.1 million, an increase in other income of $0.2 million due to higher interest and dividend income from our treasury bill investments, which was partially offset by higher operating expenses of $0.6 million. A tax benefit of $1.2 million resulting from the loss was also recorded during the period.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal source of liquidity is our cash and cash equivalents on hand of $11.7 million as of June 30, 2023.  Our principal source of operating cash inflows is from sales of our products and NRE services to customers. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, manufacturing technologies, and equipment.

Our inventory position was $5.3 million as of June 30, 2023, which reflected a decrease of $1.1 million from December 31, 2022. We have completed the transition of our manufacturing operations to Command and expect to continue to reduce our inventory position during the remaining quarters of 2023.

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

We expect that our cash on hand, cash flows from operations and available financing sources will be sufficient to meet our requirements at least the next twelve months from the issuance of this Form 10-Q. Continued execution on our longer-term strategic plan may require the Company to take on additional debt. The Company is actively exploring potential debt financing sources in the event additional cash is needed beyond twelve months. Alternatively, or in addition, we may need to raise capital through issuance of equity or other securities. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation, rising interest rates, increased demand for equity investor capital and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash used in operating activities	$(4,814,520)	$(4,625,314)
Net cash used in investing activities	$(392,544)	$(1,928,829)
Net cash used in financing activities	$(481,788)	$(515,194)

Operating Activities

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2023. This net cash usage was primarily due to the net loss of $4.9 million, plus cash flows used to fund a decrease in accrued expenses of $1.7 million, primarily from the payment of 2022 bonuses, and a decrease in accounts payable of $0.8 million, offset by cash flows generated from a decrease in inventory of $1.1 million, an increase in accounts receivable of $0.2 million and a decrease in prepaid expense of $0.7 million. Further contributing to this change were non-cash items including an increase in deferred tax assets of $1.2 million offset by stock-based compensation expense of $1.7 million, depreciation and amortization expense of $0.4 million and a loss on disposal of fixed assets of $0.1 million.

Net cash used in operating activities was $4.6 million for the six months ended June 30, 2022. This net cash usage was primarily due to the net loss of $5.5 million, plus cash flows used to fund a decrease in accrued expense of $0.7 million, primarily from the payment of 2021 bonuses, cash flows used to fund an increase in inventory of $0.7 million, an increase in accounts receivable of $0.5 million, and a decrease in prepaids of $0.3 million related to insurance payments, offset by an increase in accounts payable of $1.2 million and an increase in accrued payroll of $0.5 million.  Further contributing to this change were non-cash items including deferred tax assets of $1.3 million offset by stock-based compensation expense of $1.6 million, and depreciation and amortization of $0.2 million.

Investing Activities

Net cash used in investing activities of $0.4 million for the six months ending June 30, 2023, was for capital expenditures for research and development and manufacturing equipment.

Net cash used in investing activities of $1.9 million for the six months ending June 30, 2022, was for capital expenditures for manufacturing and office equipment for our corporate office and manufacturing facilities move.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023, is from $0.4 million of payments on our prior note payable for insurance premium financing and $0.1 million for payments on our finance leases.

Net cash used in financing activities for the six months ended June 30, 2022, is from $0.5 million of payments on our prior note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Our business is currently principally dependent on the growth of the SCIg market.

Revenues from our domestic core business represented 77% of our total revenues for the first six months of fiscal year 2023 and 76% of our total revenues for fiscal year 2022. Growth of our domestic core business is currently principally dependent on growth of the market for SCIg drugs in the US and Canada. There can be no assurance that the market for SCIg drugs in the US and Canada will continue to grow at or near historical rates. If the market for SCIg drugs in the US and Canada does not grow at or near historical rates, or even declines, our business and outlook may be materially and adversely affected, which would materially and adversely affect our financial condition.

As of June 30, 2023, we had approximately $5.1 million in net deferred income tax assets (DTAs). These DTAs can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these NOL carryforwards could ultimately be unused, especially if our strategic plan objectives are not met. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

KORU MEDICAL SYSTEMS, INC.

August 9, 2023	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

August 9, 2023	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)