Form 10-K
period 2023-12-31
KORU Medical Systems, Inc.
filed 2024-03-13
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None

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

Based on the closing sales price of June 30, 2023, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $111,191,841.

As of March 13, 2024, 45,710,500 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

- ii -

PART I

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refer to KORU Medical Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as: “mission,” “believe,” “plan,” “goal,” “intend,” “seek,” “expect,” “will,” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make under “Our Strategy” in Business under Item 1 of this Form 10-K and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K, and statements regarding success of our EU certification appeal, completion of a next-generation pump and consumable system, compliance with EU MDR, 2024 expenses, needs for additional capital, capital investments, plans for expansion of our share position and products, and increase in patient SCIg prescriptions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

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

ITEM 1. BUSINESS

OUR BUSINESS

KORU Medical develops, manufactures and commercializes innovative and patient-centric large volume subcutaneous infusion solutions primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management. Our focus is primarily concentrated on our mechanical infusion products, the FREEDOM Infusion Systems (which we refer to as the “FREEDOM System” when used with one or more accessories), which include the FREEDOM60® Syringe Driver, the FreedomEdge® Syringe Driver, HIgH-Flo Subcutaneous Safety Needle Sets™ and Precision Flow Rate Tubing™.

Our revenues are derived from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) novel therapies.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOM System, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies revenues consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including product innovation, testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use across multiple drug categories.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings, for patient self-administration of drug therapy.

OUR STRATEGY

Our goal is to expand our position as a leading provider of large volume subcutaneous infusion systems (>10ml) self-administered in the home by the patient and/or delivered in an ambulatory infusion center by a healthcare professional. . We intend to accomplish this objective by increasing our leadership position and penetration in our domestic and international core subcutaneous immunoglobulin (“SCIg”) market and extending this position into novel subcutaneous drug therapies. Both the Ig and novel therapy drugs, will use our Freedom Infusion system and new innovations that are in development for the Freedom Infusion system platform.

In the goal of increasing our leadership position in SCIg, we have identified multiple factors that we believe are driving growth of the SCIg market. These include:

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

In our goal to expand into novel therapies outside of SCIg, we estimate that at least 100 large-volume drugs are in clinical development utilizing subcutaneous infusion, with approximately 30% greater than 10ml. The pipeline is driven by the need to deliver high therapeutic doses, difficulty in formulating large molecules into small volumes, nursing shortage, pharmaceutical companies shifting development programs toward at-home subcutaneous therapy, and patient preference. Biopharmaceutical manufacturers seek device partners during the drug development process. We intend to partner with them during clinical development—generating non-recurring services revenues to prepare and customize our products for use during the clinical trial process and to obtain regulatory clearance for use with their drug. Post launch, we intend to commercialize our products for use with these drugs, working with our pharmaceutical partners, our distributors and our specialty pharmacy partners who distribute and train patients on the use of these products both in the home and in ambulatory infusion centers.

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

Our FREEDOM System is cleared for several on-label subcutaneous indications including specific FDA clearance for: delivery of specific medications through subcutaneous and intravenous routes, including specific clearance for leading immune globulins Cutaquig ®, Cuvitru®, Hizentra®, Xembify, Empaveli® (branded Aspaveli® outside the United States), Gammagard Liquid®, and selected intravenously administered antibiotics. Outside of the U.S. our indications for use also include treatments for hydration and iron chelation.

Ambulatory infusion systems such as the FREEDOM System are most prevalent in the home care and alternate infusion site markets. The SCIg products administered with delivered by the FREEDOM System are indicated for a variety of conditions, including Primary Immunodeficiency (PIDD ) and Chronic Inflammatory Demelinating Polyneuropathy (CIDP) in the United States and PIDD, CIDP and Secondary Immunodeficiency Disease (“SIDD”) outside of the United States. Empaveli® is indicated for Paroxysmal Nocturnal Hemoglobinuria (“PNH”). The use of the FREEDOM System for SCIg drug delivery continues to increase, and it remains the market leading delivery system in the U.S. for these treatments. In recent years Hizentra® and HyQvia® has received an expanded indication for treatment of CIDP in the United States. Multiple SCIg drugs have received indications for SID outside of the United States. It is expected that patient access to SCIg will expand as new drugs are developed, existing drugs are approved and/or marketed in new countries, and existing drugs receive new indications.

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

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to pharmaceutical companies, specialty pharmacy customers and home infusion providers.  Our products are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell the majority of our products through three distributors in the U.S. and two distributors outside the U.S.  As of December 31, 2023, these five distributors comprised approximately 74% of our net revenues with one of our U.S. distributors contributing approximately 41%.

Specialty pharmacies, home infusion providers, and distributors are our primary sales contacts, although we provide education and training materials to clinicians, patients, and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We currently manufacture, assemble and package all of our pump products, assemble and complete final packaging of our consumables (which consist of needle and tubing sets), and perform calibration, pre- and post-assembly quality control inspection and testing at our Mahwah, NJ facility.  Command Medical Products, Inc. (“Command”),  a contract manufacturing organization with operations in Nicaragua, currently provides subassemblies, and manufactures, assembles and packages approximately 80% of our consumables..

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers on a single source basis. The Company uses single-source suppliers in part due to governmental approval and validation requirements. A change in supplier, or the use of multiple suppliers of the same materials, often would necessitate additional approvals and validations, which the Company seeks to avoid unless and until the need arises. The Company does not have any contracts with suppliers that impose material binding obligations on the Company or provide the Company with any material rights or benefits, other than the Company’s agreement with Command. Command currently stores our finished goods in their warehouse located in Miami Florida once the products are released and shipped from Nicaragua.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources are continuously engaged in improving existing product performance and innovating on new product opportunities to enhance our product portfolio.  We spent $5.7 million and $5.0 million on research and development for the years ended December 31, 2023 and 2022, respectively.  We intend to make additional investments in research and development over the next twelve months to support completing research and development for a “next-generation” infusion pump and consumable system.

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

U.S. Device Classification and Clearance

Except where an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FFDCA”), also known as a 510(k) clearance, approval of a pre-market approval (“ra”) application, or as part of a drug-device combination product through a Biologics License Application (“BLA”) or New Drug Application (“NDA”).  For example, the use of our FREEDOM System with therapies not covered by the existing FDA clearance will require additional 510(k) clearance , BLA, NDA or PMA approval.

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

COMPETITION AND THE MARKET

Competition for the FREEDOM System includes electronic (volumetric) pumps, elastomeric (infuser) pumps, and fully mechanical pumps as well as other types of pumps.  Safety, ease of use, familiarity, cost effectiveness, accuracy, and sustainability are the principal driving influencers of pump selection.  Electronic pumps deliver drugs at a programmed flow rate.  They are more costly and require electricity or batteries, extensive training and maintenance and must be programmed by a qualified pharmacist or clinician. Elastomeric pumps are one-time-use balloon type devices used for infusion of drugs in intravenous and surgical wound site applications.  Pharmacies are required to fill them with drugs and deliver them to the patient.  They are easy to use from the patient point of view but can be more costly and time consuming to fill, are temperature sensitive and have larger residual volumes than other delivery systems.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had 82 full time employees, including 3 international employees.  As of December 31, 2023, approximately 51% of the Company’s workforce was female and approximately 37% of the Company’s employees in managerial roles were female.  Approximately 39% were minorities (non-White) in the Company workforce as of December 31, 2023.  None of our employees are represented by a collective bargaining agreement.

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

PATENTS AND INTELLECTUAL PROPERTY

We have patents and other intellectual property that we believe protect the FREEDOM System, and we continue to file patent applications in connection with our research and development activities. As of December 31, 2023, we own 15 U.S. Patents and 60 foreign patents. In addition, we have 12 pending U.S. patent applications and 13 foreign patent applications. The fundamental patents protecting our drug delivery systems extend until 2039 and beyond.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 13, 2024:

Name	Age	Position / Held Since
Linda Tharby	55	Chief Executive Officer and President (since April 2021)
Tom Adams	51	Chief Financial Officer, Secretary and Treasurer (since August 2023)
Brian Case	51	Chief Technology Officer (since April 2022)
Ken Miller	55	Chief Commercial Officer (since November 2023)

Executive officers hold office at the discretion of the Board of Directors.

Ms. Tharby was appointed as President and CEO in April 2021. Ms. Tharby has over 25 years of executive leadership experience building and leading strong performing global organizations that develop and commercialize products and service innovations, while delivering solutions to patients in the home setting. Prior to joining KORU, Ms. Tharby spent 24 years working in various roles of increased responsibility at Becton Dickinson (“BD”). Ms. Tharby was a member of the Executive Leadership team of BD that transformed the company from an $8 billion medical supplies company to an $18 billion global medical technology company. Ms. Tharby’s last role at BD was as Chief Customer Experience Officer from July 2018 through December 2020. Prior to that she served as BD’s Chief Human Resources Officer, from October 2016 through July 2018. From 1998 to 2016, she held numerous senior global business leadership roles at BD, including Executive Vice President and President of Life Sciences, Group President of Pre-Analytical Systems and Biosciences, Worldwide President of Diabetes Care, and Vice President/General Manager of Pharmaceutical Systems. Ms. Tharby has an Honors Bachelor of Business Administration from Wilfrid Laurier University in Waterloo, Ontario Canada.

Mr. Adams joined KORU Medical in November 2021 as Vice President of Financial Planning and Analysis, was appointed Interim-Chief Financial Officer in July 2022 and Chief Financial Officer in August 2023. Mr. Adams has an extensive background in financial planning, corporate finance, commercial and supply chain finance, and mergers and acquisitions (M&A). Prior to joining KORU Medical, Mr. Adams spent 10 years at Integra Life Sciences in various leadership positions in Finance and Accounting Controllership with his most recent position as Senior Director of Finance. In this role, Mr. Adams was the head of finance for Integra’s Tissue Technology Business where he served a leading role in supporting a $500 million business unit to high growth and profitability. Previous roles included Group Controller/Head of FP&A Global Supply and prior to Integra Life Sciences, Mr. Adams served as Director of Finance at Pfizer Inc serving in many domestic and international roles. Mr. Adams earned his Bachelor of Science in Business Administration-Accounting & Finance from the Ohio State University.

Mr. Case joined KORU Medical in April 2022 as Chief Technology Officer. Mr. Case has over 20 years of research and development experience working with a combination of large and small medical device companies. For the 16 years prior to joining KORU Medical, Mr. Case was an R&D leader with Fresenius Kabi, a global leader specializing in lifesaving medicines and technologies for infusion, transfusion, and clinical nutrition. As the Vice President of R&D for the Transfusion and Cell Technologies business, Mr. Case provided global business and technical leadership to drive the long-term product vitality of the business and promote entry into new business areas.  During his time at Fresenius, Mr. Case’s many accomplishments included bringing new products and technologies to market, leading to new business divisions, multiple international product approvals and value creation for the company. Mr. Case also led the Project Management office for the company, responsible for the identification and implementation of best practices and functional excellence.  Prior to Fresenius, Mr. Case was the R&D Manager, Advanced Research at Cook Medical where he led a cross-functional team that developed and assessed new technologies to create a product portfolio to service the peripheral disease market. Mr. Case’s work has been prolific with over 100 patents filed during his career. Mr. Case received his Master of Science in Engineering Management from Rose-Hulman Institute of Technology, and his Bachelor of Science in Engineering Mechanics, from University of Illinois.

Mr. Miller joined KORU Medical in November 2023 as Chief Commercial Officer. Mr. Miller has over 30 years of extensive expertise and experience in leading high-performing teams in commercialization and marketing strategy, international expansion, and driving sustainable growth and profitability.  As Chief Commercial Officer, Mr. Miller has oversight of the global commercial function, including U.S. and International sales and marketing organizations. He was President & CEO of NASCO HealthCare from October 2018 through January 2023. At NASCO, he transformed sales & marketing, and led the consolidation of NASCO’s manufacturing footprint which delivered year-over-year double digit revenue and EBITDA growth.  Prior to NASCO, Ken spent 7 years at BD with his last role as the Worldwide President Diabetes Care where he led the transition from a product focus to a full-service diabetes management solution provider. Ken also held leadership roles in marketing, sales, and business development with Novo Nordisk, Adams Respiratory Therapeutics, and Roche Laboratories.  He earned his Bachelor of Arts in Business Management from State University of New York at Albany and his Master of Business Administration from The University of Chicago, Booth School of Business.

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

Demand for our products depends on the availability of drugs to be administered through our delivery system..  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®.  Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products.  In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable with devices we do not offer or without a medical device.  If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

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

Interruption of our manufacturing or our contract manufacturing operations could adversely affect our business.

Command currently provides subassemblies for all of our consumables (needle and tubing sets), and manufactures, assembles and packages approximately substantially all of our consumables. In the event of any interruption in Command’s operations or supply of goods, the Company may have to seek alternative sources of subassemblies, which may be not be readily available on commercially reasonable terms or at all, and increase its capacity for manufacturing finished goods in Mahwah, NJ, which could be time-consuming and costly.

The FDA and other U. S. and non-U.S. government agencies regulate our manufacturing and contract manufacturing operations for all of our products. Variations in our or Command’s manufacturing process may result in production failures which could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.  A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue that could result in a recall or other inability to sell our products.

Our products are currently manufactured in Nicaragua and Mahwah, NJ, and stored at our corporate headquarters in Mahwah, NJ.  Loss or damage to our manufacturing or contract manufacturing and storage site due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers. Additionally, because Command manufactures and supplies the Company’s subassemblies and finished goods for needle sets and tubing products in Nicaragua, there could be a delay in providing the products timely due to their climate and international boundaries. Command currently stores our finished goods in their warehouse located in Miami Florida once the products are released from Nicaragua.

We take precautions to safeguard our facility, including acquiring insurance, adopting health and safety protocols and utilizing off-site storage of computer data.  Our insurance may not cover our losses in any particular case.  In addition, regardless of the level of insurance coverage, damage to our facility may harm our business, financial condition and operating results.

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world have imposed measures designed to reduce the transmission of COVID-19 and individuals continue to respond to the fear of contracting COVID-19. In particular, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services. While elective procedures and exams and capital purchases have increased from initially depressed levels, the reduction in elective procedures, exams and capital purchases has had, and we believe may continue to have, a negative impact on the sales of our products. Additionally, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could further adversely affect sales of our products.

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

If our EU device approval is suspended, it could have a material adverse effect on our business and financial results.

The Company’s products are currently certified by its notified body, BSI, for sale in the EU.  In March 2024, the Company received an assessment report from BSI stating that, following BSI’s review of technical documentation submitted by the Company in connection with a prior audit nonconformance, a recommendation for continued certification cannot be made.  The Company has filed an appeal to this determination.  If the Company’s appeal is denied, then its EU certification may be suspended with respect to some or all of the Company’s products.  Any such suspension would affect the Company’s EU revenues, which effect could be material depending on the extent of the suspension.

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

The failure to attract, integrate, motivate, and retain skilled and qualified personnel could have a material adverse effect on our business.  We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess.  Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment.  There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We sell a majority of our products through only a few distributors on whom we depend, and our financial results depend on their purchasing patterns.

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, three in the U.S. and two outside the U.S.  As of December 31, 2023, these five distributors comprised approximately 74% of our net revenues with one U.S. distributor contributing 41%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

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

Most of our components and raw materials, including all of our consumables subassemblies, are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of raw materials and components for our products.  A majority of the materials and components that go into the manufacturing of our products, including all of our consumables subassemblies. are single-sourced from third-party suppliers.

The price and supply of materials and components for our products may be impacted or disrupted for reasons beyond our control. A significant price increase from a single-source supplier could have a material impact on our financial results. While we work with suppliers to ensure continuity of supply, no assurance can be given that these efforts will be successful.  Although we do carry strategic inventory and maintain insurance to help mitigate the potential risk related to any supply disruption, there can be no assurance that such measures will be sufficient or effective.  The termination, reduction or interruption in supply of raw materials and components and an inability to quickly develop acceptable alternative sources for such supply, could adversely impact our ability to manufacture and sell our products in a timely or cost-effective manner.

We do not have long-term agreements in place with any of our suppliers, with the exception of a five- year agreement with Command which we entered in 2020. Due to regulatory requirements relating to the qualification of suppliers, we are not likely to be able to establish additional or replacement sources on a timely basis or without excessive cost.  We are in the process of establishing alternative sources of supply for our raw materials and components, but there can be no assurance we will be able to do so.

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

We are required to comply with certain financial and operating covenants under our credit facility. Failure to comply with these covenants would prevent us from drawing on our facility and, once drawn, could cause amounts borrowed to become immediately due and payable.

If we want to draw on our credit facility, we must comply with specified financial and operating covenants under our credit facility and make payments, limiting our ability to operate our business as we otherwise might. Our failure to comply with any of these covenants or to meet any debt payment obligations could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and/or unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants under the credit facility at the time we wish to borrow funds, we will be unable to borrow funds. The financial and operating covenants under the credit facility may limit our ability to borrow funds or capital, including for general corporate purposes and strategic acquisitions.

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

Approximately 17% of our net revenues in the year ended December 31, 2023, came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

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

Rising inflation increases economic uncertainty and may require us to raise prices in order to maintain our operating margins.

For much of the past two years, inflation rates have risen or held steady at rates not seen in a generation or more. Higher level of inflation not only reduces the real value of the profits we generate from our business (and in turn our returns to investors), but it also increases the costs of goods and services, including those from our single-source suppliers, that we need to run our business. Should such trends continue, it would not only have a destabilizing macroeconomic effect on the broader U.S. and global economy, but it may also require us to increase the price of our products in order to maintain sufficient operations margins. Any increase in the prices we charge our customers could reduce the demand for our products, perhaps significantly. We will continue to monitor inflation trends and will make adjustments to our business as necessary.

Brexit may impact our business in the United Kingdom.

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum result in the UK to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the UK and the EU scheduled have either been postponed or occurred in a reduced forum via video conference.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.  New regulations require medical device registration with the Medicines and Healthcare Products Regulatory Agency (“MHRA") before being placed on the Great Britain market (England, Wales, and Scotland). Additionally, all medical devices will require a UK Conformity Assessment mark (“UKCA”) by December 31, 2024. CE marks issued by Notified Bodies will remain valid until this time. Therefore, we must be compliant with applicable legislation in order to identify our devices with the UKCA mark and continue to market and sell our devices in Great Britain beyond December 31, 2024.

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

Three stockholders, together with their respective affiliates, beneficially own approximately 17%, 11%, and 7% of our outstanding common stock, respectively.  An affiliate of Horton Capital Management LLP. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Management has responsibility for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. We utilize various risk assessment tools and technologies to identify potential cyber and information security threats and risks, including engaging a third-party information technology services provider to perform risk evaluation and testing. In addition, the Company is in the process of implementing a program for all team members to participate in ongoing training and awareness programs that include periodic assessments to drive adoption and awareness of cybersecurity processes and controls.

We promote a company-wide culture of cybersecurity risk management intended to protect the confidentiality, integrity, and availability of our critical systems and the information contained therein. No risks from cybersecurity threats or previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition or results of operations. However, there can be no assurance that the controls and procedures in place to monitor and mitigate the risks of cyber threats will be successful or sufficient to avoid material losses or consequences in the future. Additionally, while we have insurance coverage in place that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Our Board of Directors, as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated risk management responsibilities, including but not limited to cybersecurity risk, to the Nominating and Governance Committee. Specifically, the Nominating and Governance Committee periodically reviews our cybersecurity policies, data security programs and plans that management has established to monitor compliance and assess preparedness.

ITEM 2. PROPERTIES

We currently rent 43,975 square feet of a building located at 100 Corporate Drive, Mahwah, New Jersey with the lease having commenced on March 1, 2022 and expiring August 31, 2032. This facility is used as our headquarters and for our in-house manufacturing operations.

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

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of March 13, 2024, 45,669,362 shares of our common stock were issued and outstanding held by approximately 471 stockholders of record.  There were no shares of preferred stock issued and outstanding.

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

OVERVIEW

The Company develops, manufactures and commercializes innovative patient-centric large volume subcutaneous solutions primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.

Our revenues derive from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) novel therapies.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOM Infusion System, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Novel therapies revenues consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use.

The Company completed its transition of substantially all finished goods manufacturing of its needle and tubing sets to Command Medical Products, a third-party contract manufacturing organization which also provides subassemblies for all of the Company’s products, in the second quarter of 2023.

The Company entered into a lease commencing March 1, 2022 for a new corporate headquarters and manufacturing facility located in Mahwah, NJ. During the quarter ended June 30, 2022, the Company completed the first phase of the move, the headquarters and office staff to the new location, and completed the move of its manufacturing facility at the end of the first quarter 2023.

The Company ended the 2023 fiscal year with $28.5 million in net revenues, a 2.2% increase compared with $27.9 million in the same period last year driven by volume growth in our core domestic and international business of 5.9% and 10.4% respectively, offset by a 41.6% decline in our novel therapies business.

Gross profit, for the year ended December 31, 2023, was $16.7 million, an increase of 8.7% or $1.3 million from the same period last year, and stated as a percentage of net revenues was 58.6%, an increase from 55.1% in the prior year.

Operating expenses for the year ended December 31, 2023, were $27 million, up from $26.1 million for the same period last year, the increase was driven primarily by research and development and depreciation, partially offset by selling, general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Net Revenues

The following table summarizes our net revenues for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Change from Prior Year			% of Net Revenues
	2023	2022	$	%		2023	2022
Net Revenues
Domestic Core	$22,446,519	$21,205,204	$1,241,315	5.9%		78.7%	76.0%
International Core	4,596,097	4,164,714	431,383	10.4%		16.1%	14.9%
Novel Therapies	1,475,050	2,526,119	(1,051,069)	(41.6%	)	5.2%	9.1%
Total	$28,517,666	$27,896,037	$621,629	2.2%

Total net revenues increased $0.6 million, or 2.2%, for the year ended December 31, 2023, as compared with the same period last year.

Domestic core growth of 5.9% was primarily driven by volume growth in pumps and consumables attributed to overall SCIG market growth and new account share gains. International core growth of 10.4% was driven by increased volume across several EU markets and the entry into multiple new geographic markets. Novel therapies net revenues declined by 41.6% driven primarily by lower NRE revenue of $0.9 million and fewer clinical trial supply shipments of $0.2 million than in the prior year.

Gross Profit

Our gross profit for the years ended December 31, 2023, and 2022 is as follows:

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
Gross Profit	$16,708,282	$15,368,986	$1,339,296	8.7%
Stated as a Percentage of Net Revenues	58.6%	55.1%

Gross profit increased $1.3 million or 8.7% in the year ended December 31, 2023, compared to the same period in 2022 driven by the increase in net revenues of $0.6 million coupled with a favorable cost of goods sold impact of $0.7 million. Gross profit as a percentage of net revenues increased to 58.6% in the year ended 2023 compared to 55.1% for the year ended 2022 primarily driven by increased manufacturing productivity and product mix versus the prior year.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization costs for the years ended December 31, 2023, and 2022 are as follows:

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
Selling, general and administrative	$20,365,617	$20,606,507	$(240,890)	(1.2%)
Research and development	5,742,254	4,956,215	786,039	15.9%
Depreciation and amortization	870,390	587,137	283,253	48.2%
Total Operating Expense	$26,978,261	$26,149,859	$828,402	3.2%

Selling, general and administrative expenses decreased $0.2 million, or 1.2%, during the year ended December 31, 2023 compared with the same period last year, primarily due to a $0.4 million decrease in compensation and benefits related to executive management restructuring costs that took place in the prior year, and a decrease in stock compensation costs of $0.2 million, partially offset by $0.4 million increase in compensation costs related to business development and medical affairs new hires.

Research and development expenses increased $0.8 million, or 15.9% during the year ended December 31, 2023 compared with the same period last year, primarily due to $0.5 million in compensation and benefits, $0.1 million in stock compensation and $0.1 million in expenses, to support acceleration and insourcing of our innovation efforts.

Depreciation and amortization expense increased by 48.2% to $0.9 million in the year ended December 31, 2023 compared with $0.6 million in the year ended December 31, 2022 resulting from prior year investments in our Mahwah, NJ facility which includes our corporate office, in-house manufacturing, and research and development labs and the associated annualized depreciation impact.

Net Loss

	Years Ended December 31,				Change from Prior Year
	2023		2022		$	%
Net Loss	$(13,741,062)		$(8,661,142)		$5,079,920	58.7%
Stated as a Percentage of Net Revenues	(48.2%	)	(31.0%	)

Our net loss increased $5.1 million in the year ended December 31, 2023 compared with the same period last year mostly driven by the establishment of an allowance for the nonrealization of deferred tax assets of $6.0 million offset by a higher gross profit of $1.3 million, an increase in other income of $0.4 million due to higher interest and dividend income from our treasury bill investments, which was partially offset by higher operating expenses of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $11.5 million as of December 31, 2023.  Our principal source of operating cash inflows is from sales of our products and NRE services to customers. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, innovation, and equipment. Operating expenses for the 2023 fiscal year were $27.0 million.

Our inventory position was $3.5 million at December 31, 2023, which reflected a decrease of $2.9 million from December 31, 2022.

In October 2023, the Company received a payroll tax credit under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of $0.7 million. This credit was previously recorded as a receivable..

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our new credit facility, take on additional debt or raise capital through issuance of equity, or a combination of both. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our existing credit facility, seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash (used in) operating activities	$(4,892,553)	$(5,404,549)
Net cash (used in) investing activities	$(814,597)	$(2,801,568)
Net cash (used in)/ provided by financing activities	$(218,867)	$279,485

Operating Activities

Net cash used in operating activities was $4.9 million for the year ended December 31, 2023. This net cash usage was primarily due to the net loss of $13.7, plus cash flows used to reduce accrued expenses of $1.2 million primarily from the payment of 2023 employee bonuses, and a decrease in accounts payable of $1.4 million. Partially offsetting these increases were cash flows generated from a decrease in inventory of $2.9 million, a decrease in accounts receivable of $0.5 million, and changes in working capital of $0.4 million.

Further contributing to this change were non-cash items including a deferred tax asset increase of $2.0 million partially offset by the establishment of an allowance for non-realization of deferred tax assets of $6.0 million, stock-based compensation expense of $2.8 million, depreciation and amortization expense of $0.9 million and a loss on disposal of fixed assets of $0.1 million.

Net cash used in operating activities of $5.4 million for the year ended December 31, 2022 was primarily due to the net loss of $8.7 million, working capital changes which included an increase in accounts payable and other liabilities of $1.3 million, an increase in accrued payroll of $0.4 million increase in inventory of $0.3 million, an increase in accrued expenses of $0.2 million. Further contributing were deferred tax assets of $2.0 million increased for book to tax differences related to stock option expense.  Offsetting these were primarily non-cash charges for stock-based compensation of $3.1 million, and depreciation and amortization of $0.6 million.

Investing Activities

Net cash used in investing activities of $0.8 million for the year ended December 31, 2023, was for capital expenditures for research and development and manufacturing equipment.

Net cash used in investing activities of $2.8 million for the year ended December 31, 2022, was for capital expenditures for manufacturing space, research and development laboratories and office equipment for our corporate office and manufacturing facilities move.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 of $0.2 million, was from a net between borrowings and payments on our note payable for insurance premium financing of $0.1 million, and $0.1 million for payments on our finance leases.

The $0.3 million provided by financing activities for the year ended December 31, 2022, was from $0.4 million in option exercises offset by $0.08 million in net borrowings on our indebtedness for a note payable for insurance premium financing and $0.05 million in  equipment financing.

Debt and Borrowing Capacity

Refer to “NOTE 10 — DEBT OBLIGATIONS” and “NOTE 11 — SUBSEQUENT EVENT” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding debt and borrowing capacity.

Lease Commitments

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our two operating leases have remaining lease terms of 8.6 years and 5 years, respectively. Our three finance leases have remaining lease terms of 3.4 years, 3 years, and 4.75 years, respectively.

Refer to “NOTE 5 — LEASES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding our operating and finance leases.

Subsequent Event

In March 2024, the Company received an assessment report from its notified body in the EU, BSI, stating that, following BSI’s review of technical documentation submitted by the Company in connection with a prior audit nonconformance, a recommendation for continued certification cannot be made.  The Company has filed an appeal to this determination.  If the Company’s appeal is denied, then its EU certification may be suspended with respect to some or all of the Company’s products as determined by a BSI review panel.  Management believes that the Company’s appeal will be successful in limiting the scope of the suspension to have minimal impact on the Company’s revenues, if any.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2023, the Company has recognized a contract asset of zero which is included in other accounts receivable in the accompanying balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KORU MEDICAL SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

KORU Medical Systems, Inc.

Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KORU Medical Systems, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Tax Valuation Allowance

Description of the Matter:

As discussed in Note 1 to the financial statements, the Company recorded a $6 million deferred tax valuation allowance during the year ended December 31, 2023. Management is required to evaluate deferred tax assets to determine if they are more likely than not to be realized.

We identified the valuation allowance as a critical audit matter. Management’s estimate regarding the valuation allowance results in the application of a high degree of auditor judgment.

How We Addressed the Matter in Our Audit:

We applied auditor judgment to determine the nature and extent of procedures to be performed over the valuation allowance. We obtained an understanding of the Company’s processes and controls in place for determining the qualitative factors used in the calculation of the allowance. We evaluated the valuation allowance by testing the completeness and accuracy of the data utilized in the determination of the qualitative factors and the reasonableness of management’s judgments and significant assumptions used in the development of the qualitative factors.

/s/ McGrail Merkel Quinn & Associates, P.C.

We have served as the Company's auditor since 2014.

Scranton, Pennsylvania

March 13, 2024

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,482,240	$17,408,257
Accounts receivable less allowance for doubtful accounts of $24,777 and $21,459 for December 31, 2023, and December 31, 2022, respectively	4,045,211	3,558,884
Inventory	3,481,301	6,404,867
Other receivables	28,889	972,396
Prepaid expenses and other	1,218,288	1,457,232
TOTAL CURRENT ASSETS	20,255,929	29,801,636
Property and equipment, net	3,837,657	3,886,975
Intangible assets, net of accumulated amortization of $390,341 and $325,872 at December 31, 2023 and December 31, 2022, respectively	754,361	787,182
Operating lease right-of-use assets	3,514,055	3,786,545
Deferred income tax assets, net allowance for non-realization of deferred tax assets of $6,002,777 and zero for December 31, 2023 and December 31, 2022, respectively	—	3,967,480
Other assets	98,970	102,625
TOTAL ASSETS	$28,460,972	$42,332,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$975,193	$2,391,799
Accrued expenses	1,711,427	2,889,941
Note Payable	314,344	433,295
Other liabilities	512,520	257,337
Accrued payroll and related taxes	462,941	542,399
Finance lease liability – current	109,540	98,335
Operating lease liability – current	368,313	345,834
TOTAL CURRENT LIABILITIES	4,454,278	6,958,940
Finance lease liability, net current portion	316,623	394,283
Operating lease liability, net of current portion	3,336,300	3,653,257
TOTAL LIABILITIES	8,107,201	11,006,480
Commitments and contingencies (Refer to Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,089,864 and 48,861,891 shares issued; 45,669,362 and 45,441,389 shares outstanding at December 31, 2023, and December 31, 2022, respectively	490,899	488,619
Additional paid-in capital	47,018,707	44,252,117
Treasury stock, 3,420,502 shares at December 31, 2023 and December 31, 2022, at cost	(3,843,562)	(3,843,562)
Retained Deficit	(23,312,273)	(9,571,211)
TOTAL STOCKHOLDERS’ EQUITY	20,353,771	31,325,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,460,972	$42,332,443

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

NET REVENUES	$28,517,666	$27,896,037
Cost of goods sold	11,809,384	12,527,051
Gross Profit	16,708,282	15,368,986

OPERATING EXPENSES
Selling, general and administrative	20,365,617	20,606,507
Research and development	5,742,254	4,956,215
Depreciation and amortization	870,390	587,137
Total Operating Expenses	26,978,261	26,149,859

Net Operating Loss	(10,269,979)	(10,780,873)

Non-Operating Income
Loss on foreign currency exchange	(5,124)	(39,874)
Loss on disposal of fixed assets	(59,807)	—
Interest income, net	561,328	145,587
TOTAL OTHER INCOME	496,397	105,713

LOSS BEFORE TAXES	(9,773,582)	(10,675,160)

Income (tax)/benefit	(3,967,480)	2,014,018

NET LOSS	$(13,741,062)	$(8,661,142)

NET LOSS PER SHARE
Basic	$(0.30)	$(0.19)
Diluted	$(0.30)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	45,601,346	45,002,074
Diluted	45,601,346	45,002,074

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

BALANCE, DECEMBER 31, 2021	48,044,162	$480,441	$40,774,245	$(910,069)	$(3,843,562)	$36,501,055

Accrued compensation paid in shares	206,570	2,066	511,016	—	—	513,082
Compensation expense related to stock options	—	—	2,083,396	—	—	2,083,396
Compensation expense related to restricted stock awards	50,000	500	482,449	—	—	482,949
Issuance upon options exercised	561,159	5,612	401,011	—	—	406,623
Net loss	—	—	—	(8,661,142)	—	(8,661,142)
BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963

Accrued compensation paid in shares	127,973	1,280	445,069	—	—	446,349
Compensation expense related to stock options	—	—	1,940,720	—	—	1,940,720
Compensation expense related to restricted stock awards	100,000	1,000	380,801	—	—	381,801
Issuance upon options exercised	—	—	—	—	—	—
Net loss	—	—	—	(13,741,062)	—	(13,741,062)
BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,741,062)	$(8,661,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,768,870	3,079,427
Depreciation and amortization	870,390	587,137
Loss on disposal of fixed assets	59,807	—
Deferred income taxes	(2,035,297)	(2,026,226)
Allowance for non-realization of deferred tax asset	6,002,777	—
ROU landlord credit	(21,988)	212,546
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(486,327)	34,002
Decrease/(Increase) in inventory	2,923,566	(298,529)
Decrease/(Increase) in other receivables	943,507	(254,176)
Decrease in prepaid expenses and other assets	242,599	28,776
(Decrease)/Increase in accounts payable	(1,416,606)	1,164,266
(Decrease)/Increase in accrued payroll and related taxes	(79,458)	381,796
Increase in other liabilities	255,183	167,337
(Decrease)/Increase in accrued expenses	(1,178,514)	180,237
NET CASH USED IN OPERATING ACTIVITIES	(4,892,553)	(5,404,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(782,949)	(2,761,056)
Purchases of intangible assets	(31,648)	(40,512)
NET CASH USED IN INVESTING ACTIVITIES	(814,597)	(2,801,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	—	406,623
Borrowings from indebtedness	565,172	783,799
Payments on indebtedness	(684,123)	(859,087)
Finance lease ROU asset	(33,461)	—
Payments on finance lease liability	(66,455)	(51,850)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(218,867)	279,485

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,926,017)	(7,926,632)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,408,257	25,334,889
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,482,240	$17,408,257

Supplemental Information
Cash paid during the years for:
Interest	$50,832	$28,490
Income taxes	$3,160	$—
Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$446,349	$513,082

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

KORU MEDICAL SYSTEMS, INC. (the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our”) develops, manufactures and commercializes innovative and patient-centric large volume subcutaneous infusion solutions primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.  The Company operates as one segment.

BASIS OF PRESENTATION

We prepare our financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain prior year amounts have been reclassified to conform to the current year presentation in our Financial Statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  The Company has historically held cash balances in excess of $250,000 at its primary commercial bank, which exceeds FDIC insurance limits. To reduce the risk of uninsured deposits, the Company entered an insured cash sweep program with KeyBank during the second quarter of 2023 to automatically invest its uninsured bank cash balances over $250,000 into FDIC insured banks so there is no more than $250,000 maintained at any one bank. Further, as of December 31, 2023 the Company had invested $10.2 million in a US Treasury bill that matures every 90 days.

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

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2023 and 2022 was $64,469 and $62,143, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2024	$65,869
2025	65,729
2026	64,674
2027	64,242
2028	64,242
Thereafter	429,605
Total amortization expense	$754,361

INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $4.0 million and income tax benefit of $2.0 million for the years ended December 31, 2023 and 2022, respectively.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes.  After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence,  we have recorded a valuation allowance of $6.0 million against our net deferred tax assets during the year ended December 31, 2023.  As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2023 and 2022 was $805,921 and $524,994, respectively.

STOCK-BASED COMPENSATION

The Company maintains a stock option plan and omnibus equity incentive plan under which it grants stock options to certain executives, key employees and consultants. It also has granted stock options outside of the plans as inducement awards. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  All options are charged against income at their fair value.  The entire compensation expense of the award is recognized over the vesting period.

Shares of stock granted for director fees under the non-employee director compensation plan and under its omnibus equity incentive plan are recorded at the fair value of the shares at the grant date.

The Company issues restricted stock awards under its omnibus equity incentive plan and outside the plan as incentive awards. Restricted stock awards are equity classified and measured at the fair market value of the underlying stock at the grant date. The fair value of restricted stock awards vesting at certain market capitalization thresholds were estimated on the date of grant using the Brownian Motion Monte Carlo lattice model. The fair value of other restricted stock awards were estimated on the date of grant at the current stock price. We recognize restricted stock expense using the straight-line attribution method over the requisite service period and account for forfeitures as they occur.

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from diluted common stock options and unvested restricted stock awards. The calculation of diluted loss per share excluded stock options of 12,335 and zero in weighted-average shares for each of the years ended December 31, 2023 and 2022, respectively, as their effect was anti-dilutive as a result of the net loss incurred for those periods.

The calculation of diluted loss per share excluded performance-based restricted stock and time-based restricted stock of 904,496 and 950,000 in weighted-average shares for each of the years ended December 31, 2023 and 2022, respectively, as their effect was anti-dilutive as a result of the net loss incurred for those periods.

The following securities were not included in the computation of diluted shares outstanding for the years ended December 31, 2023, and 2022 because the effect would be anti-dilutive:

	Years Ended December 31,
	2023	2022
Stock options	$12,335	$—
Restricted stock	904,496	950,000
Total	$916,831	$950,000

	Years Ended
	December 31, 2023	December 31, 2022

Net loss	$(13,741,062)	$(8,661,142)

Weighted Average Outstanding Shares:
Basic weighted average shares outstanding	45,601,346	45,002,074
Dilutive effect of outstanding stock options and unvested restricted stock	—	—
Diluted weighted average shares outstanding	45,601,346	45,020,074

Net loss per share
Basic	$(0.30)	$(0.19)
Diluted	$(0.30)	$(0.19)

Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the years ended December 31, 2023 and 2022. See “NOTE 4 — STOCK-BASED COMPENSATION” for further detail.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2023, the Company has recognized a contract asset of zero which is included in other accounts receivable in the accompanying balance sheet.

The Company established an allowance for charging off uncollectible trade accounts receivable that have both of the following characteristics: (a) They have a contractual maturity of one year or less, (b) They arose from the sale of goods or services.

The following table summarizes net revenues by geography for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net Revenues
Domestic	$23,676,039	$23,586,254
International	4,841,627	4,309,783
Total	$28,517,666	$27,896,037

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company adopted this standard on January 1, 2023, and it did not have a significant impact on our financial statements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2023.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through December 31, 2023.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2023	December 31, 2022

Raw materials and work-in-process	$1,869,356	$3,853,034
Finished goods	1,862,525	2,611,951
Total	3,731,881	6,464,985
Less: reserve for obsolete inventory	(250,580)	(60,118)
Inventory, net	$3,481,301	$6,404,867

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2023	December 31, 2022

Furniture and office equipment	$1,412,164	$1,456,745
Leasehold improvements	1,953,653	2,413,820
Manufacturing equipment and tooling	3,193,113	2,810,813
Total property and equipment	6,558,930	6,681,378
Less: accumulated depreciation and amortization	(2,721,273)	(2,794,403)
Property and equipment, net	$3,837,657	$3,886,975

NOTE 4 — STOCK-BASED COMPENSATION

The Company has three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the Non-Employee Director Compensation Plan. The Company has also issued restricted stock and stock options as employment inducement awards to its Chief Executive Officer and Chief Commercial Officer, respectively.

The 2015 plan provides for the grant of up to 6,000,000 incentive stock options and nonqualified stock options. As of December 31, 2023, there were options to purchase 2,436,250 shares of the Company’s common stock outstanding to certain executives, key employees and consultants under the 2015 Plan, of which 85,000 were issued during the year ended December 31, 2023 and 445,000 were issued during the year ended December 31, 2022. Additional options may be issued under the 2015 Plan as outstanding options are forfeited. As of December 31, 2023, there were 2,724,250 shares reserved for outstanding awards and available for issuance under the 2015 Plan.

The 2021 Plan provides for the grant of up to 1,000,000 incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. During the years ended December 31, 2023 and 2022, there were awards with respect to 21,100 and 97,100 shares of common stock, respectively, issued under the 2021 Plan. Additional awards may be issued under the 2021 Plan as outstanding awards are forfeited. As of December 31, 2023, there were 822,142 shares reserved for outstanding awards and available for issuance under the 2021 Plan.

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

The per share weighted average fair value of stock options granted during the year ended December 31, 2023 and December 31, 2022 was $1.84 and $1.98, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2023 and December 31, 2022. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued. We have recognized tax benefits associated with stock-based compensation of $256,315 and $231,341 for the year ended December 31, 2023 and 2022, respectively.

Time Based Stock Options

The following table summarizes the activities for our stock options with time based vesting for the years ended December 31, 2023, and 2022.

	December 31,
	2023	2022

Dividend yield	0.00%	0.00%
Expected Volatility	51.9% - 61.3%	65.29% - 77.5%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	3.50% - 4.53%	1.81% - 4.02%

The following table summarizes the status of the time-based stock options:

	Years Ended December 31,
	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,035,000	$3.93	3,672,500	$3.42
Granted	430,000	$2.66	920,000	$2.62
Exercised	—	$—	1,031,250	$1.57
Forfeited	208,750	$5.45	526,250	$2.73
Outstanding at December 31	3,256,250	$3.66	3,035,000	$3.93
Options exercisable at December 31	1,458,750	$4.42	737,500	$4.93
Weighted average fair value of options granted during the period	—	$1.84	—	$1.99
Stock-based compensation expense	—	$1,940,720	—	$2,083,397

Total stock-based compensation expense was $1,940,720 and $2,083,397 for the years ended December 31, 2023, and 2022, respectively. Net cash received from option exercises for the years ended December 31, 2023, and 2022 was zero and $406,623, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, and 2022 was $0.8 million and $1.8 million, respectively.  There were no options exercised during the year ended December 31,2023 and 1,031,250 options exercised during the year ended December 31, 2022.

The following table presents information pertaining to time- based stock options outstanding at December 31, 2023:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.18-$9.49	3,256,250	8.3 years	$3.66	1,458,750	$4.42

As of December 31, 2023, there was $3,145,616 of total unrecognized compensation cost related to non-vested time- based stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of December 31, 2023, and December 31, 2022, was $4,819,658 and $2,703,002, respectively.

Performance Based Stock Options

Pursuant to an employment agreement entered into on November 6, 2023, with the Company’s Chief Commercial Officer, and as an inducement to his employment, the Company issued a non-qualified option to purchase 200,000 shares of common stock that vest upon achievement of sales growth milestones. The following table summarizes the activities for our unvested performance stock option awards for the twelve months ended December 31, 2023, and 2022.

	Twelve Months Ended December 31,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	200,000	$1.48	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at December 31	200,000	$1.48	—	$—

As of December 31, 2023, there was $176,345 of unrecognized compensation cost related to unvested employee performance options. This amount is expected to be recognized over a weighted-average period of 36 months. We have recognized tax benefits associated with restricted stock award compensation of $1,137 and zero for the twelve months ended December 31, 2023 and 2022, respectively.

RESTRICTED STOCK AWARDS

The following table summarizes the activities for our unvested restricted stock awards for the twelve months ended December 31, 2023, and 2022.

	Twelve Months Ended December 31,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	950,000	$3.04	1,000,000	$3.01
Granted	54,496	$3.68	—	$—
Vested	100,000	$3.31	50,000	$3.31
Forfeited/canceled	—	$—	—	$—
Unvested at December 31	904,496	$2.77	950,000	$3.04

As of December 31, 2023, there was $1,076,664 of unrecognized compensation cost related to unvested employee restricted shares. This amount is expected to be recognized over a weighted-average period of 21 months. We have recognized tax benefits associated with restricted stock award compensation of $79,326 and $101,419 for the twelve months ended December 31, 2023 and 2022, respectively.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our two operating leases have remaining lease terms of 8.6 years and 5 years, respectively. Our three finance leases have remaining lease terms of 3.4 years, 3 years, and 4.75 years, respectively.

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

The components of lease expense were as follows:

	Years Ended
	December 31,
	2023	2022

Operating lease cost	$448,630	$514,294
Short-term lease cost	130,483	131,490
Total lease cost	$579,113	$645,784

Finance lease cost:
Amortization of right-of-use assets	$110,566	$50,895
Interest on lease liabilities	25,343	5,393
Total finance lease cost	$135,909	$56,288

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$464,104	$247,504
Financing cash flows from finance leases	$125,259	$57,243

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$3,514,055	$3,786,545

Operating lease liability – current	368,313	345,834
Operating lease liability, net of current portion	3,336,300	3,653,257
Total operating lease liabilities	$3,704,613	$3,999,091

Finance Leases
Property and equipment, at cost	$577,929	$544,468
Accumulated depreciation	(161,461)	(50,895)
Property and equipment, net	$416,468	$493,573

Finance lease liability – current	109,540	98,335
Finance lease liability, net of current portion	316,623	394,283
Total finance lease liabilities	$426,163	$492,618

	December 31, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases	6.9 Years	9.7 Years
Finance leases	3.7 Years	4.6 Years

Weighted Average Discount Rate
Operating leases	5.76%	4.00%
Finance leases	6.19%	4.25%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	512,055	131,437
2025	512,055	131,437
2026	512,055	131,437
2027	512,055	74,194
2028	512,055	6,181
Thereafter	1,832,557	—
Total undiscounted lease payments	4,392,832	474,686
Less: imputed interest	(688,220)	(48,523)
Total lease liabilities	$3,704,613	$426,163

NOTE 6 — FEDERAL AND STATE INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
State income tax:
Current, net of refund	$0	$0
Federal income tax:
Deferred	2,035,297	2,014,018
Current	—	—
Write-off of deferred tax asset	(6,002,777)	—
Income tax benefit/(expense)	$(3,967,480)	$2,014,018

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal expected tax rate of 21% for year 2023 and 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Loss before taxes	$(9,773,582)	$(10,675,160)
Income taxes computed at the federal statutory rate	$2,052,452	$2,241,784
State income and franchise tax	—	—
Permanent differences and other	(17,155)	(227,766)
Write-off of deferred tax asset	(6,002,777)	—
Income tax benefit/(expense)	$(3,967,480)	$2,014,018

The significant components of deferred income tax assets, net are as follows:

	December 31, 2023	December 31, 2022

Deferred compensation cost	$1,047,608	$557,931
Depreciation and amortization	(913,671)	(624,184)
R&D credit	142,030	142,030
NOL	3,566,630	2,956,685
Allowance for bad debts and other	2,160,180	935,018
Allowance for non-realization of deferred tax asset	(6,002,777)	—
Deferred income tax assets, net	$—	$3,967,480

Our U.S. federal and state income tax returns remain open to examination for the tax years 2020 through 2022.

NOTE 7 — MAJOR CUSTOMERS

For the years ended December 31, 2023 and December 31, 2022, approximately 66% and 64%, respectively, of the Company’s net product revenues were derived from three major customers that are distributors.  As of December 31, 2023 and December 31, 2022, accounts receivable due from the three major customers was $2.6 million and $2.2 million, respectively.

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

NOTE 9 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2023 and December 31, 2022 was $227,447 and $214,931, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

NOTE 10 — DEBT OBLIGATIONS

On July 28, 2023, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.57 million bearing an annual percentage rate of 9.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2023 through June 1, 2024. The balance of AON note was $314,344 as of December 31, 2023 and $433,295 as of December 31, 2022, respectively.

NOTE 11 — SUBSEQUENT EVENT

On March 8, 2024, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The revolving credit facility matures on December 31, 2025 and the term loan matures on December 1, 2028. Our former revolving credit facility with Key Bank expired during the quarter ended September 30, 2023.

Borrowings under the revolving credit facility will bear interest at the greater of Prime or 6.50%, payable in arrears on a monthly basis and at maturity. Borrowings under the term loan will bear interest at the greater of Prime minus 0.50% or 6.50% and will be interest-only through December 31, 2025, followed by 24 equal monthly payments of principal plus interest.

The loan and security agreement contains customary affirmative covenants a financial maintenance covenant that requires the Company to maintain a minimum Adjusted Quick Ratio (defined as the ratio of the Company’s (i) unrestricted and unencumbered cash and cash equivalents maintained with the lender and its affiliates, plus eligible accounts receivable, to (ii) current liabilities) of not less than 1.50 to 1.00 tested on the last day of each month.

There are no outstanding borrowings under the facility as of March 13, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2023, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders, and is incorporated herein by reference.  Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.  We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between KORU Medical Systems, Inc., a New York corporation, and KORU Medical Systems, Inc., a Delaware corporation (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(i)	Certificate of Incorporation of KORU Medical Systems, Inc. effective May 16, 2023 (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(ii)	Bylaws of KORU Medical Systems, Inc. (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.1	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.2	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021).

10.3	Form of Non-Qualified Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.4	Form of Incentive Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.5	Non-Employee Director Compensation Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 18, 2022).

10.6	Manufacturing and Supply Agreement dated as of November 11, 2020 between KORU Medical Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 12, 2020). Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.7	Employment Agreement effective as of March 15, 2021 between KORU Medical Systems, Inc. and Linda Tharby (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).* †

10.8	Employment Agreement effective as of March 18, 2022 between KORU Medical Systems, Inc. and Brian Case (incorporated by reference to the Company's Form 10-K filed with the SEC on March 8, 2023).*

10.9	Employment Agreement effective as of October 20, 2021 between KORU Medical Systems, Inc. and Thomas Adams (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 3, 2022).*

10.10	First Amendment to Employment Agreement effective as of August 1, 2023 between Thomas Adams and KORU Medical Systems, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 2, 2023).*

continued

Exhibit No.	Description

10.11	Employment Agreement effective as of November 6, 2023 between KORU Medical Systems, Inc. and Kenneth Miller (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 8, 2023).*

10.12	Lease dated as of January 21, 2022 between the Company and Breit Industrial Canyon NJ1W05 LLC (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 2, 2022).

10.13	Loan and Security Agreement dated as of March 8, 2024 by and between KORU Medical Systems, Inc. and HSBC Ventures USA Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).+

10.14	Stock Purchase Warrant issued to HSBC Ventures USA Inc. issued on March 8, 2024 (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).

23.1	Consent of Independent Auditors (filed herewith).

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

+	Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

*	Denotes management compensatory agreement or arrangement.

†	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2024.

KORU MEDICAL SYSTEMS, INC.

/s/ Linda Tharby

Linda Tharby, President and Chief Executive Officer

/s/ Thomas Adams

Thomas Adams, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2024.

/s/ R. John Fletcher

R. John Fletcher, Chairman of the Board

/s/ Edward Wholihan

Edward Wholihan, Director

/s/ Robert A. Casella

Robert A. Casella, Director

/s/ Joseph M. Manko, Jr.

Joseph M. Manko, Jr., Director

/s/ Shahriar Matin

Shahriar Matin, Director

/s/ Donna French

Donna French, Director

/s/ Linda Tharby

Linda Tharby, Director