Form 10-Q
period 2024-03-31
KORU Medical Systems, Inc.
filed 2024-05-01
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 1, 2024, 45,764,225 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,420,502 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,820,317	$11,482,240
Accounts receivable less allowance for doubtful accounts of $24,777 as of March 31, 2024 and $24,777 as of December 31, 2023	4,392,511	4,045,211
Inventory	3,147,312	3,481,301
Other receivables	288,714	28,889
Prepaid expenses	830,408	1,218,288
TOTAL CURRENT ASSETS	19,479,262	20,255,929
Property and equipment, net	3,755,530	3,837,657
Intangible assets, net of accumulated amortization of $406,801 and $390,341 as of March 31, 2024 and December 31, 2023, respectively	737,901	754,361
Operating lease right-of-use assets	3,428,885	3,514,055
Deferred income tax assets, net of allowance for non-realization of deferred tax assets of $6,391,452 and $6,002,777 for March 31, 2024 and December 31, 2023, respectively	—	—
Other assets	98,970	98,970
TOTAL ASSETS	$27,500,548	$28,460,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,774,185	$975,193
Accrued expenses	1,459,405	1,711,427
Note payable	159,031	314,344
Other liabilities	457,653	512,520
Accrued payroll and related taxes	519,441	462,941
Financing lease liability – current	111,103	109,540
Operating lease liability – current	372,109	368,313
TOTAL CURRENT LIABILITIES	4,852,927	4,454,278
Financing lease liability, net of current portion	288,253	316,623
Operating lease liability, net of current portion	3,241,837	3,336,300
TOTAL LIABILITIES	8,383,017	8,107,201

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,143,589 and 49,089,864 shares issued 45,723,087 and 45,669,362 shares outstanding as of March 31, 2024, and December 31, 2023, respectively	491,436	490,899
Additional paid-in capital	47,717,888	47,018,707
Treasury stock, 3,420,502 shares as of March 31, 2024 and December 31, 2023, at cost	(3,843,562)	(3,843,562)
Accumulated deficit	(25,248,231)	(23,312,273)
TOTAL STOCKHOLDERS’ EQUITY	19,117,531	20,353,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,500,548	$28,460,972

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

NET REVENUES	$8,197,798	$7,392,605
Cost of goods sold	3,094,500	3,245,570
Gross Profit	5,103,298	4,147,035

OPERATING EXPENSES
Selling, general and administrative	5,357,620	5,425,877
Research and development	1,475,674	1,564,869
Depreciation and amortization	231,370	213,117
Total Operating Expenses	7,064,664	7,203,863

Net Operating Loss	(1,961,366)	(3,056,828)

Non-Operating Income/(Expense)
Loss on currency exchange	(11,479)	(680)
Loss on disposal of fixed assets, net	(300)	(56,279)
Interest income, net	37,187	125,502
TOTAL OTHER INCOME	25,408	68,543

LOSS BEFORE INCOME TAXES	(1,935,958)	(2,988,285)

Income Tax Benefit	—	577,400

NET LOSS	$(1,935,958)	$(2,410,885)

NET LOSS PER SHARE

Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	45,712,224	45,487,593
Diluted	45,712,224	45,487,593

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,935,958)	$(2,410,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	699,718	881,222
Depreciation and amortization	231,370	213,117
Deferred income taxes	—	(577,400)
Loss on disposal of fixed assets	300	56,279
ROU landlord credit	(5,497)	(5,497)
Changes in operating assets and liabilities:
Increase in Accounts receivable	(607,125)	(647,994)
Decrease / (Increase) in Inventory	333,989	(233,551)
Decrease in Prepaid expenses and other assets	387,880	288,786
(Decrease) / Increase in Other liabilities	(54,867)	4,207
Increase / (Decrease) in Accounts payable	798,992	(888,679)
Increase / (Decrease) in Accrued payroll and related taxes	56,500	(41,984)
Decrease in Accrued expenses	(252,022)	(1,298,204)
NET CASH USED IN OPERATING ACTIVITIES	(346,720)	(4,660,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(133,083)	(272,605)
Purchases of intangible assets	(0)	(11,232)
NET CASH USED IN INVESTING ACTIVITIES	(133,083)	(283,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(155,313)	(214,892)
Payments on finance lease liability	(26,807)	(24,080)
NET CASH USED IN FINANCING ACTIVITIES	(182,120)	(238,972)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(661,923)	(5,183,392)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,482,240	17,408,257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,820,317	$12,224,865

Supplemental Information
Cash paid during the periods for:
Interest	$12,296	$12,326
Income taxes	$—	$—

Schedule of Non-Cash Operating, Investing and Financing Activities:
Issuance of common stock as compensation	$123,804	$175,776

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2024

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771
Issuance of stock-based compensation	53,725	537	123,267	—	—	123,804
Compensation expense related to stock options	—	—	393,113	—	—	393,113
Compensation related to Restricted Stock	—	—	130,676	—	—	130,676
Issuance of warrants	—	—	52,125	—	—	52,125
Net loss	—	—	—	(1,935,958)	—	(1,935,958)
BALANCE, MARCH 31, 2024	49,143,589	$491,436	$47,717,888	$(25,248,231)	$(3,843,562)	$19,117,531

Three Months Ended March 31, 2023

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963
Issuance of stock-based compensation	48,875	489	175,287	—	—	175,776
Compensation expense related to stock options	—	—	535,059	—	—	535,059
Compensation related to Restricted Stock	50,000	500	169,887			170,387
Net loss	—	—	—	(2,410,885)	—	(2,410,885)
BALANCE, MARCH 31, 2023	48,960,766	$489,608	$45,132,350	$(11,982,096)	$(3,843,562)	$29,796,300

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

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2023 (“Annual Report”).  In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  The Company has historically held cash balances in excess of $250,000 at its primary commercial bank, which exceeds FDIC insurance limits. To reduce the risk of uninsured deposits, the Company entered an insured cash sweep program with KeyBank during the second quarter of 2023 to automatically invest its uninsured bank cash balances over $250,000 into FDIC insured banks so there is no more than $250,000 maintained at any one bank. As of March 31, 2024 the Company has an investment balance of $10.2 million in a US Treasury bill that matures every 90 days.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s potentially dilutive common shares are those that result from diluted common stock options and unvested restricted stock awards. The calculation of diluted net loss per share excluded stock options of zero and 14,626, respectively, in weighted-average shares for each of the three months ended March 31, 2024 and 2023, as their effect was anti-dilutive as a result of the net loss incurred for those periods.

The calculation of diluted net loss per share excluded stock options, performance-based restricted stock and performance-based restricted stock units (PSUs) of 904,496 and 914,626 respectively, in weighted-average shares for each of the three months ended March 31, 2024 and 2023, as their effect was anti-dilutive as a result of the net loss incurred for those periods.

The following securities were not included in the computation of diluted shares outstanding for the three months ended March 31, 2024, and 2023 because the effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Common stock options	$—	$14,626
PSUs	54,496	—
Restricted stock	850,000	900,000
Total	$904,496	$914,626

Therefore, diluted weighted average number of shares outstanding and diluted net loss per share were the same as basic weighted average number of shares outstanding and net loss per share for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023

Net loss	$(1,935,958)	$(2,410,885)

Weighted Average Outstanding Shares:
Basic weighted average shares outstanding	45,712,224	45,487,593
Dilutive effect of outstanding stock options and unvested restricted stock	—	—
Diluted weighted average shares outstanding	45,712,224	45,487,593

Net loss per share
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, and customer rebate and incentive accruals. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of March 31, 2024, the Company has recognized a contract asset of zero.

The following table summarizes net revenues by geography for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues
Domestic	$6,384,083	$6,283,965
International	1,813,715	1,108,640
Total	$8,197,798	$7,392,605

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Company adopted the pronouncement on January 1, 2023, and there was no impact on its financial statements.

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

The carrying amounts of cash and cash equivalents, including investments in short-term U.S. Treasury bills, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2024 and 2023.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses through March 31, 2024.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2024	December 31, 2023

Furniture and office equipment	$1,423,093	$1,412,164
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	3,311,833	3,193,113
Total property and equipment	6,688,579	6,558,930
Less: accumulated depreciation and amortization	(2,933,049)	(2,721,273)
Property and equipment, net	$3,755,530	$3,837,657

Depreciation and amortization expense was $214,910 and $197,233 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 3 — STOCK-BASED COMPENSATION

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

The Company issues performance share units (PSUs) under its omnibus equity incentive plan. Performance share units are equity classified and measured at the fair market value of the underlying stock at the grant date.

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

The 2015 plan provides for the grant of incentive stock options and nonqualified stock options. As of March 31, 2024, there were 2,120,000 shares reserved for outstanding awards and 604,250 shares available for issuance under the 2015 Plan. Additional options may be issued under the 2015 Plan as outstanding options are forfeited.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. As of March 31, 2024, there were 656,744 shares reserved for outstanding awards and 152,811 shares available for issuance under the 2021 Plan. Additional awards may be issued under the 2021 Plan as outstanding awards are forfeited.

Each non-employee director of the Company (other than the Chairman of the Board) is eligible to receive $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. Non-employee director compensation is paid pursuant to the Non-Employee Director Compensation Plan. All payments were and are pro-rated for partial service.

Time Based Stock Options

The following table summarizes the activities for our stock options with time based vesting for the three months ended March 31, 2024, and 2023.

	March 31,
	2024	2023

Dividend yield	0.00%	0.00%
Expected Volatility	46.18 - 46.21%	61.3%
Weighted-average volatility	—	—
Expected dividends	—	—
Expected term (in years)	10	10
Risk-free rate	4.2% - 4.3%	3.53%

The following table summarizes the status of the stock options:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,256,250	$3.66	3,035,000	$3.93
Granted	65,000	$2.21	40,000	$3.91
Exercised	—	$—	—	$—
Forfeited	381,250	$7.0	—	$—
Outstanding at March 31	2,940,000	$3.19	3,075,000	$3.92
Options exercisable at March 31	1,393,750	$3.59	1,010,000	$4.63
Weighted average fair value of options granted during the period	—	$1.39	—	$2.83
Stock-based compensation expense	—	$393,113	—	$535,059

Total stock-based compensation expense was $393,113 and $535,059 for the three months ended March 31, 2024, and 2023, respectively. No cash was received from option exercises for the three months ended March 31, 2024, and 2023, respectively.

The following table presents information pertaining to options outstanding at March 31, 2024:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.18 - $4.37	2,940,000	6.9 years	$3.19	1,393,750	$3.59

As of March 31, 2024, there was $2,719,478 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 46 months.  The total fair value of shares vested as of March 31, 2024, and March 31, 2023, was $3,884,426 and $3,511,874, respectively.

Performance Based Stock Options

 The following table summarizes the activities for our unvested performance based stock option awards for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	200,000	$1.48	—	$—
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at March 31	200,000	$1.48	—	$—

Total stock-based compensation expense was $8,121 and zero for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, there was $168,223 of unrecognized compensation cost related to unvested employee performance based options. This amount is expected to be recognized over a weighted-average period of 36 months.

Restricted Stock Awards and PSUs

The following table summarizes the activities for our restricted stock awards and PSUs for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	904,496	$1.80	950,000	$3.04
Granted	—	$—	—	$—
Vested	—	$—	50,000	$3.31
Forfeited/canceled	—	$—	—	$—
Unvested at March 31	904,496	$1.80	900,000	$2.93

Total stock-based compensation expense was $122,551 and $170,387 for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, and 2023, there was $755,513 and $1,447,790 of unrecognized compensation cost related to unvested employee restricted stock awards and PSUs. This amount is expected to be recognized over a weighted-average period of 21 months.

Common Stock Warrants

The following table summarizes the activities for our common stock warrants issued in connection with our loan financing agreement with HSBC for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—	—	$—
Granted	76,104	$1.37	—	$—
Vested	38,052	$1.37	—	$—
Forfeited/canceled	—	$—	—	$—
Unvested at March 31	38,052	$1.37	—	$—

As of March 31, 2024, and 2023, there was $52,125 and zero of unrecognized cost related to unvested warrants.

NOTE 4 — DEBT OBLIGATIONS

On July 28, 2023, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC in the aggregate principal amount of $0.57 million bearing an annual percentage rate of 9.5%, to finance its insurance premiums. Monthly payments are due on the first of each month beginning August 1, 2023 through June 1, 2024. The balance of the AON note was $314,344 as of December 31, 2023 and $159,031 as of March 31, 2024.

On March 8, 2024, the Company entered into a loan and security agreement with HSBC Ventures USA Inc., as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The revolving credit facility matures on December 31, 2025 and the term loan matures on December 1, 2028. Our former revolving credit facility with Key Bank expired during the quarter ended September 30, 2023. As of March 31, 2024, there were no outstanding borrowings under the term loan nor the revolving credit facility.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our two operating leases have remaining lease terms of 8.4 years and 4.8 years, respectively. Our three finance leases have remaining lease terms of 3.2 years, 2.75 years, and 4.5 years, respectively, as of March 31, 2024.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2024	2023

Operating lease cost	$111,548	$112,522
Short-term lease cost	3,460	52,894
Total lease cost	$115,008	$165,416

Finance lease cost:
Amortization of right-of-use assets	$28,896	$27,223
Interest on lease liabilities	6,053	6,720
Total finance lease cost	$34,949	$33,943

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120,365	$113,813
Financing cash flows from finance leases	32,859	30,800

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023

Operating Leases
Operating lease right-of-use assets	$3,428,885	$3,514,055

Operating lease current liabilities	372,109	368,313
Operating lease long term liabilities	3,241,837	3,336,300
Total operating lease liabilities	$3,613,946	$3,704,613

Finance Leases
Property and equipment, at cost	$577,929	$577,929
Accumulated depreciation	(190,358)	(161,461)
Property and equipment, net	$387,571	$416,468

Finance lease current liabilities	111,103	109,540
Finance lease long term liabilities	288,253	316,623
Total finance lease liabilities	$399,356	$426,163

	March 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	6.6 Years	6.9 Years
Finance leases	3.6 Years	3.7 Years

Weighted Average Discount Rate
Operating leases	5.73%	5.76%
Finance leases	6.17%	6.19%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2024	$384,041	98,578
2025	512,055	131,437
2026	512,055	131,437
2027	512,055	74,194
2028	511,009	6,179
Thereafter	1,833,604	—
Total undiscounted lease payments	4,264,819	441,825
Less: imputed interest	(650,873)	(42,469)
Total lease liabilities	$3,613,946	$399,356

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of zero and income tax benefit of $0.6 million for the periods ended March 31, 2024 and 2023, respectively.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes.  After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence, we have recorded a valuation allowance of $6.0 million against our net deferred tax assets during the year ended December 31, 2023.  As of March 31, 2024, the valuation allowance is $6.4 million As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including U.S. federal R&D credits, U.S. state tax rates, and stock-based compensation.

Beginning in 2022, certain research and development costs are required to be capitalized and amortized over a five-year period under the Tax Cuts and Jobs Act enacted in December 2017. This change will impact the expected U.S. federal and state income tax expense and cash taxes to be paid for our fiscal 2024.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for years prior to fiscal 2020 are no longer subject to examination by tax authorities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  KORU Medical Systems Inc. is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

NOTE 8 — SUBSEQUENT EVENTS

On April 8, 2024, the Company’s appeal to BSI in connection with a prior audit matter was upheld resulting in no disruption of sales of the Company to the market and patients. Our products remain certified, marketed and sold in the EU. The Company intends to address the identified nonconformance through the routine BSI assessment process.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with global health crises, inflation, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, our ability to convert inventory to a source of cash, future operating results, growth of new patient starts and the SCIg market, our ability to partner with biopharmaceutical companies in our novel therapies business, Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOM system demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in Part II.— Item IA. “Risk Factors” in this report and from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2023 in addition to others. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding reduction of inventory, and need for additional financing.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company ended the first quarter of 2024 with $8.2 million in net revenues, a 10.9% increase compared with $7.4 million in the same period last year. Revenues were driven by volume growth in our core domestic and international business of 4.1% and 63.1% respectively, slightly offset by a 21.3% decline in our novel therapies business.

Gross profit for the three months ended March 31, 2024, was $5.1 million, an increase of $1 million, or 23.1%, from $4.1 million for the same period last year, driven primarily by additional revenue from volume in our core businesses and manufacturing efficiencies from our outsourced manufacturing compared to the same period last year. Gross margin was 62.3%, an increase from 56.1% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the three months ended March 31, 2024, were $7.1 million, compared to $7.2 million for the same period last year, driven primarily by a decrease of $0.1 million in research and development expenses.

RESULTS OF OPERATIONS

Three months ended March 31, 2024, compared to March 31, 2023

Net Revenues

The following table summarizes our net revenues for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Change from Prior Year			% of Net Revenues
	2024	2023	$	%		2024	2023
Net Revenues
Domestic Core	$5,953,865	$5,719,135	$234,730	4.1%		72.7%	77.4%
International Core	1,790,483	1,097,490	692,993	63.1%		21.8%	14.8%
Total Core	7,744,348	6,816,625	927,723	13.6%		94.5%	92.2%
Novel Therapies	453,450	575,980	(122,530)	(21.3%	)	5.5%	7.8%
Total	$8,197,798	$7,392,605	$805,193	10.9%		100%	100%

Total net revenues increased $0.8 million, or 10.9%, to $8.2 million for the three months ended March 31, 2024, as compared with the same period in 2023. Domestic Core revenues increased by 4.1% from higher consumable volumes driven by new patients starts and share gains. International Core revenues increased by 63.1%, from higher consumable and pump volumes driven largely by increased Ig supply, increased penetration within approved indications, and geographic expansion. International orders were expedited for certain distribution partners of $0.26 million in March 2024 to ensure adequate inventory to fulfill patient needs in the event of a supply disruption related to the BSI regulatory review process. Novel therapies net revenues declined by 21.3% primarily driven by a milestone completion for a collaboration agreement in the prior year period.

Gross Profit

Our gross profit for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
Gross Profit	$5,103,298	$4,147,035	$956,263	23.1%
Gross Margin	62.3%	56.1%

Gross profit increased $1.0 million to $5.1 million in the three months ended March 31, 2024, compared to $4.1 million in the same period in 2023. Gross margin increased to 62.3% compared to 56.1% in the first quarter of 2023.  The increase in gross margin was primarily driven by production efficiencies from outsourced manufacturing and consolidation of US manufacturing sites when compared to the prior year period.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
Selling, general and administrative	$5,357,620	$5,425,877	$(68,257)	(1.3%	)
Research and development	1,475,674	1,564,869	(89,195)	(5.7%	)
Depreciation and amortization	231,370	213,117	18,253	8.6%
	$7,064,664	$7,203,863	$(139,199)	(1.9%	)

Selling, general and administrative expenses decreased $0.1 million, or 1.3%, during the three months ended March 31, 2024 compared with the same period last year.

Research and development expenses decreased $0.1 million, or 5.7% during the three months ended March 31, 2024 compared with the same period last year, primarily due to timing of project spend in support of our innovation efforts for both core and novel therapies businesses.

Depreciation and amortization expense increased by 8.6% to $231,370 in the three months ended March 31, 2024 compared with $213,117 in the three months ended March 31, 2023. The increase was driven by research and development tooling and equipment commissioned during 2023.

Net Loss

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
Net Loss	$(1,935,958)	$(2,410,885)	$474,927	19.7%

Our net loss decreased $0.5 million in the three months ended March 31, 2024 compared with the same period last year, mostly driven by an increase in gross profit of $1.0 million and a decrease in operating expenses of $0.1 million partially offset by a decrease in tax benefit of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES.

Our principal source of liquidity is our cash on hand of $10.8 million as of March 31, 2024.  Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, and equipment.

Our inventory position was $3.1 million at March 31, 2024, which reflects a decrease of $0.3 million from December 31, 2023.

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our new credit facility, take on additional debt, raise capital through issuance of equity, or a combination of both. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our new credit facility or seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash used in operating activities	$(346,720)	$(4,660,583)
Net cash used in investing activities	$(133,083)	$(283,837)
Net cash used in financing activities	$(182,120)	$(238,972)

Operating Activities

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2024 vs $4.7 million in the prior year. This net cash usage of $0.3 million was primarily due to the net loss of $1.9 million, an increase in accounts receivable of $0.3 million, a reduction of accrued expenses of $0.2 million driven by payment of 2023 bonuses, offset by an increase in accounts payable of $0.8 million, a decrease in inventory of $0.3 million, and non-cash items including stock-based compensation expense of $0.7 million, and depreciation and amortization expense of $0.2 million.

Net cash used in operating activities of $4.7 million for the three months ended March 31, 2023 was primarily due to the net loss of $2.4 million, working capital changes which included an increase in accounts receivable of $0.6 million, an increase in inventory of $0.2 million, a decrease in accrued expenses of $1.3 million, a decrease in accounts payable of $0.9 million, and a decrease in prepaid expense of $0.3 million.  Further contributing was an increase in deferred tax assets of $0.6 million.  Offsetting these were primarily non-cash charges for stock-based compensation of $0.9 million, depreciation and amortization of $0.2 million, and a loss on disposal of fixed assets of $0.1 million.

Investing Activities

Net cash used in investing activities of $0.1 million for the three months ending March 31, 2024, was for capital expenditures for research and development and manufacturing equipment.

Net cash used in investing activities of $0.3 million for the three months ending March 31, 2023, was for capital expenditures for research and development and office equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.2 million, due to payments on our note payable for insurance premium financing.

Net cash used in financing activities for the three months ended March 31, 2023, was $0.2 million, due to payments on our note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

KORU MEDICAL SYSTEMS, INC.

May 1, 2024	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

May 1, 2024	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)