Form 10-Q
period 2024-09-30
KORU Medical Systems, Inc.
filed 2024-11-13
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 13, 2024, 45,837,304 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,806,310	$11,482,240
Accounts receivable less allowance for credit losses of $0 as of September 30, 2024 and $24,777 as of December 31, 2023	5,164,700	4,045,211
Inventory	3,928,318	3,481,301
Other receivables	74,312	28,889
Prepaid expenses	955,213	1,218,288
TOTAL CURRENT ASSETS	18,928,853	20,255,929
Property and equipment, net	4,552,176	3,837,657
Intangible assets, net of accumulated amortization of $441,186 and $390,341 as of September 30, 2024 and December 31, 2023, respectively	746,302	754,361
Operating lease right-of-use assets	3,063,731	3,514,055
Other assets	98,970	98,970
TOTAL ASSETS	$27,390,032	$28,460,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,670,300	$975,193
Accrued expenses	2,792,967	1,711,427
Note payable	401,993	314,344
Other liabilities	181,745	512,520
Accrued payroll and related taxes	766,867	462,941
Financing lease liability – current	114,297	109,540
Operating lease liability – current	395,954	368,313
TOTAL CURRENT LIABILITIES	6,324,123	4,454,278
Financing lease liability, net of current portion	230,332	316,623
Operating lease liability, net of current portion	3,102,097	3,336,300
TOTAL LIABILITIES	9,656,552	8,107,201

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,275,830 and 49,059,583 shares issued 45,837,304 and 45,639,081 shares outstanding as of September 30, 2024, and December 31, 2023, respectively	492,758	490,899
Additional paid-in capital	48,940,978	47,018,707
Treasury stock, 3,438,526 and 3,420,502 shares as of September 30, 2024 and December 31, 2023, respectively, at cost	(3,882,493)	(3,843,562)
Accumulated deficit	(27,817,763)	(23,312,273)
TOTAL STOCKHOLDERS’ EQUITY	17,733,480	20,353,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,390,032	$28,460,972

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$8,179,977	$7,003,198	$24,807,864	$21,331,734
Cost of goods sold	2,993,986	2,661,021	9,038,825	8,954,398
Gross Profit	5,185,991	4,342,177	15,769,038	12,377,336

OPERATING EXPENSES
Selling, general and administrative	5,127,658	4,623,928	15,804,966	15,352,972
Research and development	1,533,845	1,293,256	4,143,751	4,454,739
Depreciation and amortization	227,785	216,014	677,019	642,050
Total Operating Expenses	6,889,288	6,133,198	20,625,736	20,449,761

Net Operating Loss	(1,703,297)	(1,791,021)	(4,856,698)	(8,072,425)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	9,485	(9,390)	(12,674)	(12,542)
Loss on disposal of fixed assets, net	—	(3,527)	(300)	(59,806)
Interest income, net	112,995	135,429	364,183	392,098
TOTAL OTHER INCOME	122,480	122,512	351,208	319,750

LOSS BEFORE INCOME TAXES	(1,580,817)	(1,668,509)	(4,505,490)	(7,752,675)

Income Tax Benefit	—	300,247	—	1,477,642

NET LOSS	$(1,580,817)	$(1,368,262)	$(4,505,490)	$(6,275,033)

NET LOSS PER SHARE

Basic & Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	45,851,019	45,639,081	45,791,756	45,578,314

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,505,490)	$(6,275,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	1,924,131	2,379,613
Depreciation and amortization	677,019	642,050
Deferred income taxes	—	(1,477,643)
Loss on disposal of fixed assets	300	59,806
Non-cash lease adjustments	243,762	(16,489)
Changes in operating assets and liabilities:
Accounts receivable	(1,119,490)	(332,975)
Inventory	(447,017)	1,727,954
Prepaid expenses and other assets	217,652	87,540
Other liabilities	(330,773)	243,283
Accounts payable	695,107	(1,446,180)
Accrued payroll and related taxes	303,927	(149,872)
Accrued expenses	1,081,539	(1,431,412)
NET CASH USED IN OPERATING ACTIVITIES	(1,259,333)	(5,989,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,340,994)	(586,897)
Purchases of intangible assets	(42,786)	(19,312)
NET CASH USED IN INVESTING ACTIVITIES	(1,383,780)	(606,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from insurance finance indebtedness	487,516	565,172
Payments on insurance finance indebtedness	(399,867)	(532,441)
Payments on finance lease liability	(81,534)	(73,243)
Payments for taxes related to net share settlement of equity awards	(38,932)	—
NET CASH USED IN FINANCING ACTIVITIES	(32,817)	(40,512)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,675,930)	(6,636,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,482,240	17,408,257
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,806,310	$10,772,178

Supplemental Information
Cash paid during the periods for:
Interest	$46,014	$34,773
Income taxes	$—	$3,160

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2024

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771
Issuance of stock-based compensation	53,725	537	123,267	—	—	123,804
Compensation expense related to stock options	—	—	393,113	—	—	393,113
Compensation related to restricted stock	—	—	130,676	—	—	130,676
Issuance of warrants	—	—	52,125	—	—	52,125
Net loss	—	—	—	(1,935,958)	—	(1,935,958)
BALANCE, MARCH 31, 2024	49,143,589	$491,436	$47,717,888	$(25,248,231)	$(3,843,562)	$19,117,531

Issuance of stock-based compensation	41,138	411	136,020	—	(38,932)	97,500
Compensation expense related to stock options	—	—	401,218	—	—	401,218
Compensation related to restricted stock	55,061	551	63,434	—	—	63,984
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(988,715)	—	(988,715)
BALANCE, JUNE 30, 2024	49,239,788	$492,398	$48,331,591	$(26,236,946)	$(3,882,493)	$18,704,550

Issuance of stock-based compensation	36,042	360	97,140	—	—	97,500
Compensation expense related to stock options	—	—	305,376	—	—	305,376
Compensation related to restricted stock	—	—	193,839	—	—	193,839
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,580,817)	—	(1,580,817)
BALANCE, SEPTEMBER 30, 2024	49,275,830	$492,758	$48,940,978	$(27,817,763)	$(3,882,493)	$17,733,480

Three and Nine Months Ended September 30, 2023

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963
Accrued compensation paid in shares	48,875	489	175,287	—	—	175,776
Compensation expense related to stock options	—	—	535,059	—	—	535,059
Compensation expense related to restricted stock awards	50,000	500	169,887	—	—	170,387
Net loss	—	—	—	(2,410,885)	—	(2,410,885)
BALANCE, MARCH 31, 2023	48,960,766	$489,608	$45,132,350	$(11,982,096)	$(3,843,562)	$29,796,300

Accrued compensation paid in shares	22,886	229	90,018	—	—	90,247
Compensation expense related to stock options	—	—	540,099	—	—	540,099
Compensation expense related to restricted stock awards	50,000	500	169,887	—	—	170,387
Net loss	—	—	—	(2,495,886)	—	(2,495,886)
BALANCE, JUNE 30, 2023	49,033,652	$490,337	$45,932,354	$(14,477,982)	$(3,843,562)	$28,101,147

Accrued compensation paid in shares	25,931	259	82,567	—	—	82,826
Compensation expense related to stock options	—	—	551,250	—	—	551,250
Compensation expense related to restricted stock awards	—	—	63,582	—	—	63,582
Net loss	—	—	—	(1,368,262)	—	(1,368,262)
BALANCE, SEPTEMBER 30, 2023	49,059,583	$490,596	$46,629,753	$(15,846,244)	$(3,843,562)	$27,430,543

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2024 the Company held cash and cash-equivalents of $8.8 million, the majority of which was held in a secured US-treasury money market mutual fund.

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

Performance share units (“PSUs”) are equity classified and measured at the fair market value of the underlying stock at the grant date.

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

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 fiscal year.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of September 30, 2024, the Company has recognized a contract asset of $74,312 which is included in other receivables and does not have a contract liability in the accompanying balance sheet.

The following table summarizes net revenues by geography for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Domestic	$7,022,811	$5,929,071	$20,186,191	$17,899,463
International	1,157,166	1,074,127	4,621,672	3,432,271
Total	$8,179,977	$7,003,198	$24,807,864	$21,331,734

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses through September 30, 2024.

RECLASSIFICATION

Certain liability balances within the accompanying December 31, 2023 balance sheet have been reclassified to conform to current period presentation. There were no changes to the Company’s results of operations as a result of the reclassification.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2024	December 31, 2023

Furniture and office equipment	$1,433,622	$1,412,164
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	4,504,610	3,193,113
Total property and equipment	7,891,885	6,558,930
Less: accumulated depreciation and amortization	(3,339,709)	(2,721,273)
Property and equipment, net	$4,552,176	$3,837,657

Depreciation and amortization expense was $227,785 and $199,880 for the three months ended September 30, 2024 and 2023, respectively, and $677,019 and $593,979 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 3 — STOCK-BASED COMPENSATION

Prior to May 9, 2024, the Company maintained a stock option plan and an omnibus equity incentive plan under which it granted options and other equity incentive awards to certain executives, key employees and consultants, as well as a non-employee director compensation plan under which it granted shares of common stock to non-employee directors. As of May 9, 2024, a new omnibus equity incentive plan replaced these plans with respect to awards made after that date to employees, consultants and non-employee directors. The Company has also made inducement awards of equity-based compensation outside of the plans. The Company issued warrants to purchase common stock in connection with our loan financing agreement with our lender.

The fair value of each option and warrant grant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options and warrants are charged against income at their fair value.  The entire compensation expense of the grant is recognized over the vesting period.

Restricted stock units (“RSUs”) and performance share units (“PSUs”) are equity classified and measured at the fair value of the underlying stock at the grant date.

Shares of stock granted for non-employee director fees are recorded at the fair value of the shares at the grant date.

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

The Company has three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), and had the Non-Employee Director Compensation Plan (the “Director Plan”) prior to May 9, 2024. No new awards have been or will be issued pursuant to the 2015 Plan, the 2021 Plan or the Director Plan from and after May 9, 2024. The Company has also issued employment inducement awards to certain key executives.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of September 30, 2024, there were 2,237,500 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. As of September 30, 2024, there were 419,244 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units and/or stock appreciation rights to employees, consultants and directors. As of September 30, 2024, there were 769,257 shares reserved for outstanding awards and 2,407,804 shares available for issuance under the 2024 Plan. In addition, awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan.

Each non-employee director of the Company (other than the Chairman of the Board) is eligible to receive $110,000 annually, to be paid quarterly $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly $12,500 in cash and $22,500 in common stock. Prior to May 9, 2024 in the periods presented in this report, non-employee director compensation was paid pursuant to the Non-Employee Director Compensation Plan. From and after May 9, 2024 non-employee director compensation is paid pursuant to the 2024 Plan. All payments were and are pro-rated for partial service.

Time-Vesting Stock Options

The following table summarizes the inputs into the Black-Scholes model for all time-vesting stock options granted during the nine months ended September 30, 2024:

September 30, 2024

Dividend yield	0.00%
Expected Volatility	46.18 - 59.97%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	3.78% - 4.63%

The following table summarizes the status of the stock options outstanding at September 30, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,256,250	$3.66
Granted	537,025	$1.67
Exercised	—	$—
Forfeited/canceled	(898,750)	$4.96
Outstanding at September 30	2,894,525	$3.03
Options exercisable at September 30	1,446,250	$3.37
Weighted average fair value of options granted during the period	—	$1.37
Stock-based compensation expense	—	$1,122,128

Total stock-based compensation expense for time-vested stock options was $1,122,128 for the nine months ended September 30, 2024. No cash was received from option exercises for the nine months ended September 30, 2024.

The following table presents information pertaining to options outstanding at September 30, 2024:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08 - $3.88	2,894,525	7.40 years	$3.03	1,446,250	$3.37

As of September 30, 2024, there was $1,958,795 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 42 months.

Performance-Vesting Stock Options

 The following table summarizes the activities for our unvested performance-vesting stock option awards for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	200,000	$1.48
Granted	—	$—
Vested	—	$—
Forfeited/canceled	—	$—
Unvested/outstanding at September 30	200,000	$1.48

Total stock-based compensation expense for performance-vesting stock options was $24,366 for the nine months ended September 30, 2024.

As of September 30, 2024, there was $151,979 of unrecognized compensation cost related to unvested employee performance-vesting options. This amount is expected to be recognized over a weighted-average period of 26 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our restricted stock awards, RSUs, and PSUs for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	904,496	$1.80
Granted	458,975	$2.30
Vested	(81,789)	$3.38
Forfeited/canceled	(11,745)	$2.30
Unvested at September 30	1,269,937	$2.74

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs was $399,082 for the nine months ended September 30, 2024.

As of September 30, 2024, there was $1,175,828 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 23 months.

Common Stock Warrants

The following table summarizes the activities for our common stock warrants issued in connection with our loan financing agreement with our lender for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	—	$—
Granted	76,104	$1.37
Vested	(38,052)	$1.37
Forfeited/canceled	—	$—
Unvested at September 30	38,052	$1.37

As of September 30, 2024, there was $26,064 of unrecognized cost related to unvested warrants.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The revolving credit facility matures on December 31, 2025 and the term loan matures on December 1, 2028. As of September 30, 2024, there were no outstanding borrowings under the term loan nor the revolving credit facility.

On August 1, 2024, the Company renewed its commercial insurance premium finance and security agreement with its insurance provider for the insurance period covering July 1, 2024 through June 30, 2025. As of September 30, 2024, the aggregate principal amount of the note was $401,993. The note bears an annual interest rate of 9.5%. The Company retains the right to terminate the agreement at any time and pay the remaining balance in full along with a minimal penalty.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment. Our three operating leases have remaining lease terms of 7.92 years, 4.33 years, and 3.67 years, respectively. Our three finance leases have remaining lease terms of 2.67 years, 2.25 years, and 4.00 years, respectively, as of September 30, 2024.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating lease cost	$116,772	$112,279	$341,126	$224,801
Short-term lease cost	556	25,143	4,572	78,037
Total lease cost	$117,328	$137,422	$345,698	$302,838

Finance lease cost:
Amortization of right-of-use assets	$28,896	$27,224	$86,689	$54,447
Interest on lease liabilities	5,283	6,387	17,007	13,107
Total finance lease cost	$34,179	$33,611	$103,696	$67,554

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$373,046	$229,879
Financing cash flows from finance leases	98,578	61,600

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023

Operating Leases
Operating lease right-of-use assets	$3,063,731	$3,514,055

Operating lease current liabilities	395,954	368,313
Operating lease long term liabilities	3,102,097	3,336,300
Total operating lease liabilities	$3,498,051	$3,704,613

Finance Leases
Property and equipment, at cost	$577,929	$577,929
Accumulated depreciation	(248,150)	(161,461)
Property and equipment, net	$329,779	$416,468

Finance lease current liabilities	114,297	109,540
Finance lease long term liabilities	230,332	316,623
Total finance lease liabilities	$344,629	$426,163

	September 30, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	5.31 Years	6.88 Years
Finance leases	2.97 Years	3.72 Years

Weighted Average Discount Rate
Operating leases	6.56%	5.76%
Finance leases	6.30%	6.19%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2024	$133,495	32,897
2025	533,979	131,437
2026	533,979	131,437
2027	533,979	74,194
2028	520,985	6,180
Thereafter	1,833,603	—
Total undiscounted lease payments	4,090,020	376,145
Less: imputed interest	(591,969)	(31,516)
Total lease liabilities	$3,498,051	$344,629

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of zero and income tax benefit of $300,247 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company reported income tax expense of zero and income tax benefit of $1,477,642, respectively.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes.  After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence, we recorded a valuation allowance of $6,002,777 against our net deferred tax assets during the year ended December 31, 2023.  As of September 30, 2024, the valuation allowance is $6,895,301. As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

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

The Company ended the third quarter of 2024 with $8.2 million in net revenues, a 16.8% increase compared to $7.0 million in the same period last year. Revenues were driven by growth in our core domestic and international business of 11.7% and 5.1%, respectively, and 275.6% in our novel therapies business.

Gross profit for the third quarter of 2024 was $5.2 million, a 19.4% increase compared to $4.3 million in the same period last year, primarily driven by additional revenue from volume growth in each of our core and novel therapies businesses. Gross margin was 63.4% for the three months ended September 30, 2024, an increase from 62.0% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the third quarter of 2024 were $6.9 million, compared to $6.1 million for the same period last year, driven by an increase of $0.5 million in selling, general, and administrative expenses and an increase of $0.2 million in research and development expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2024, compared to September 30, 2023

Net Revenues

The following table summarizes our net revenues for the three months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Change from Prior Year		% of Net Revenues
	2024	2023	$	%	2024	2023
Net Revenues
Domestic Core	$6,447,469	$5,773,863	$673,606	11.7%	78.8%	82.4%
International Core	1,121,196	1,066,567	54,629	5.1%	13.7%	15.2%
Total Core	7,568,665	6,840,430	728,235	10.6%	92.5%	97.7%
Novel Therapies	611,312	162,768	448,544	275.6%	7.5%	2.3%
Total	$8,179,977	$7,003,198	$1,176,778	16.8%	100%	100%

Total net revenues increased $1.2 million, or 16.8%, to $8.2 million for the three months ended September 30, 2024, as compared to $7 million in the same period in 2023. Domestic core revenues increased by 11.7% to $6.4 million over the prior year period, primarily due to higher consumable and pump volumes driven by new patients starts and market share gains. International core revenues increased by 5.1% to $1.1 million over the prior year period, primarily due to higher consumable volumes driven largely by increased Ig supply, increased penetration within certain approved indications, and geographic expansion. Partially offsetting the growth were lower orders from a distribution partner that expedited $0.3 million orders in the second quarter of 2024 related to the BSI regulatory review which has since been successfully appealed. Novel therapies net revenues increased by 275.6% to $0.6 million over the prior year period, primarily driven by clinical trial orders and progress on NRE milestones completed for multiple collaboration agreements.

Gross Profit

Our gross profit for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
Gross Profit	$5,185,991	$4,342,177	$843,813	19.4%
Gross Margin	63.4%	62.0%

Gross profit increased $0.8 million, or 19.4%, to $5.2 million in the three months ended September 30, 2024, as compared to $4.3 million in the same period in 2023. Gross margin increased to 63.4% in the three months ended September 30, 2024, as compared to 62.0% in the prior year period.  The increase in gross margin was primarily driven by a favorable sales mix of clinical trial orders, an improved NRE mix of more profitable services, and increased average selling prices when compared to the prior year period.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
Selling, general and administrative	$5,127,658	$4,623,928	$503,730	10.9%
Research and development	1,533,845	1,293,256	240,589	18.6%
Depreciation and amortization	227,785	216,014	11,771	5.4%
Total Operating Expenses	$6,889,288	$6,133,198	$756,091	12.3%

Selling, general and administrative expenses increased $0.5 million, or 10.9%, to $5.1 million during the three months ended September 30, 2024, as compared to $4.6 million in the same period in 2023. The increase in selling, general and administrative expenses was primarily driven by compensation related to new hires and bonus accruals.

Research and development expenses increased $0.2 million, or 18.6%, to $1.5 million during the three months ended September 30, 2024, as compared to $1.3 million in the same period in 2023, primarily due to executive severance related to the elimination of the CTO role.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended September 30, 2024, as compared to $0.2 million during the same period in 2023, primarily driven by timing of projects and related capital spending.

Net Loss

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
Net Loss	$(1,580,817)	$(1,368,262)	$(212,555)	(15.5%	)

Our net loss increased $0.2 million in the three months ended September 30, 2024, as compared to the same period last year, primarily driven by an increase in operating expenses of $0.8 million, and a prior year tax benefit of $0.2 million offset by an increase in gross profit of $0.8 million.

Nine months ended September 30, 2024, compared to September 30, 2023

Net Revenues

The following table summarizes our net revenues for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,		Change from Prior Year		% of Net Revenues
	2024	2023	$	%	2024	2023
Net Revenues
Domestic Core	$18,557,431	$16,881,170	$1,676,261	9.9%	74.8%	79.1%
International Core	4,539,871	3,281,061	1,258,809	38.4%	18.3%	15.4%
Total Core	23,097,302	20,162,231	2,935,071	14.6%	93.1%	94.5%
Novel Therapies	1,710,562	1,169,503	541,059	46.3%	6.9%	5.5%
Total	$24,807,864	$21,331,734	$3,476,130	16.3%	100%	100%

Total net revenues increased $3.5 million, or 16.3% to $24.8 million, for the nine months ended September 30, 2024, as compared to $21.3 million in the same period in 2023. Domestic core revenues increased by 9.9% to $18.6 million over the prior year period, primarily due to volume growth in consumables driven by new patients starts and share gains. International core revenues increased by 38.4% to $4.5 million over the prior year period, primarily due to higher consumable and pump volumes driven largely by increased Ig supply, increased penetration within certain approved indications, and geographic expansion. Novel therapies net revenues increased by 46.3% to $1.7 million over the prior year period, driven by Phase III clinical trial orders and milestone completion from our collaboration agreements in the current period.

Gross Profit

Our gross profit for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
Gross Profit	$15,769,038	$12,377,336	$3,391,702	27.4%
Gross Margin	63.6%	58.0%

Gross profit increased $3.4 million, or 27.4% to $15.8 million, for the nine months ended September 30, 2024, as compared to $12.4 million in the same period in 2023. The increase in gross profit was driven by the increase in net revenues of $3.5 million as described above and improvements in manufacturing efficiency. Gross margin increased to 63.6% in the first nine months of 2024 as compared to 58.0% in the same prior year period. The increase in gross margin was primarily driven by increased manufacturing efficiencies versus the prior year. Additionally, we realized improved NRE margin compared with the prior year period driven by a more profitable mix of services performed.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
Selling, general and administrative	$15,804,866	$15,352,972	$451,894	2.9%
Research and development	4,143,752	4,454,739	(310,987)	(7.0%	)
Depreciation and amortization	677,019	642,050	34,969	5.5%
Total Operating Expenses	$20,625,637	$20,449,761	$175,876	0.9%

Selling, general and administrative expenses increased $0.5 million, or 2.9% to $15.8 million, for the nine months ended September 30, 2024, as compared to $15.3 million in the same period in 2023, primarily due to increases in compensation and benefits expense.

Research and development expenses decreased $0.3 million, or 7.0% to $4.1 million, for the nine months ended September 30, 2024, as compared to $4.5 million in the same period in 2023, primarily due to a $1.1 million decrease in consulting expense due to less outsourcing activities and timing of project spend, partially offset by a $0.4 million increase in severance expense due to the elimination of the CTO role, and a $0.4 million increase in compensation and benefits.

Depreciation and amortization expense remained flat at $0.7 million for the nine months ended September 30, 2024, compared to $0.6 million in the same period in 2023, resulting from minimal purchases of new PP&E being commissioned during the period.

Net Loss

	Nine Months Ended September 30,				Change from Prior Year
	2024		2023		$	%
Net Loss	$(4,505,490)		$(6,275,032)		$1,769,543	28.2%
Stated as a Percentage of Net Revenues	(18.2%	)	(29.4%	)

Our net loss decreased $1.8 million in the nine months ended September 30, 2024, as compared to the same period in 2023, mostly driven by an increase in gross profit of $3.4 million, partially offset by an increase in operating expense of $0.2 million and a prior year tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.8 million as of September 30, 2024.  Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $3.9 million at September 30, 2024, which reflects an increase of $0.4 million from December 31, 2023.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash used in operating activities	$(1,259,333)	$(5,989,358)
Net cash used in investing activities	$(1,383,780)	$(606,209)
Net cash used in financing activities	$(32,817)	$(40,512)

Operating Activities

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2024, as compared to $6.0 million in the same period in 2023. This net cash usage of $1.3 million was primarily due to the net loss of $4.5 million, an increase in accounts receivable of $1.2 million, and increases in inventory of $0.4 million, partially offset by increases in accounts payable and payroll bonus accruals of $1.9 million, and decreases in pre-paid expenses of $0.3 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.9 million, and depreciation and amortization expense of $0.7 million.

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

Investing Activities

Net cash used in investing activities of $1.4 million for the nine months ending September 30, 2024, was for capital expenditures for manufacturing equipment related to our new consumables production lines.

Net cash used in investing activities of $0.6 million for the nine months ending September 30, 2023, was for capital expenditures for research and development and office equipment.

Financing Activities

Net cash used in financing activities of $0.03 million for the nine months ended September 30, 2024 was due to payments on our note payable for insurance premium financing, partially offset by new borrowings for a subsequent insurance premium financing agreement.

Net cash used in financing activities of $0.04 million for the nine months ended September 30, 2023, was due to payments on our note payable for insurance premium financing as well as for payments on our finance leases.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KORU MEDICAL SYSTEMS, INC.

November 13, 2024	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

November 13, 2024	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)