Form 10-K
period 2024-12-31
KORU Medical Systems, Inc.
filed 2025-03-12
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing sales price of June 30, 2024, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $83,518,701.

As of March 12, 2025, 45,957,115 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

- ii -

PART I

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refer to KORU Medical Systems, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as: “mission,” “believe,” “plan,” “goal,” “intend,” “seek,” “expect,” “will,” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make under “Our Strategy” in Business under Item 1 of this Form 10-K and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K, and statements regarding, completion of a next-generation pump and consumable system, compliance with EU MDR, needs for additional capital, capital investments, plans for expansion of our share position and products, and increase in patient SCIg prescriptions. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, readers should not rely on any of these forward-looking statements.

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

RISK FACTOR SUMMARY

Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our business, financial condition, results of operations and prospects. You should carefully review and consider the full discussion of our risk factors described under Item 1A, Risk Factors of this Annual Report together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.

•	If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.
•	Our business depends on an adequate supply of drugs to be administered by our products.
•	Our compliance with EU MDR regulations by December 2028 will require significant investment and, if we are not in compliance by that time, we will not be able to sell our products in the EU.
•	Interruption of our manufacturing or our contract manufacturing operations could adversely affect our business.
•	Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.
•	If we are unable to compete successfully in our highly competitive industry, our business and financial condition may be adversely affected.
•	Technological developments by others may disrupt our business and negatively impact our revenues.
•	We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
•	Healthcare policy changes and industry cost-containment measures could result in downward pricing pressure for our products and limit our sales.
•	Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of customer confidence in us or our products, among other negative consequences.
•	Defects or quality issues associated with our products could adversely affect the results of our operations.
•	We are subject to lawsuits.
•	If we are unable to protect our patents or other proprietary rights, or if we infringe the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

•	We need to attract and retain key employees to be competitive.
•	We sell a majority of our products through only a few distributors on whom we depend, and our financial results depend on their purchasing patterns.
•	We and the biopharmaceutical companies with whom we do novel therapies business (“our biopharma customers”) are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.
•	The therapeutic efficacy of certain of our biopharma customers’ products that may utilize our device are either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our biopharma customers’ products.
•	Certain of the injectable therapies being targeted for use with our products are not approved but are in various phases of clinical development. These injectable therapies may be independently terminated by their makers prior to submission of a regulatory filing or even after regulatory approval and pharmaceutical developers may cease their efforts with us, resulting in the cessation of any revenue associated with that contract or program.
•	Our commercial success depends upon the attainment of significant market acceptance of drug product candidates to be included in our biopharma customers’ products that may utilize our device, if approved, among physicians, patients, healthcare payers or the medical community.
•	Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.
•	Most of our components and raw materials, including all of our consumables subassemblies, are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.
•	Our failure to comply with laws and regulations relating to reimbursement of healthcare products may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.
•	We may need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development, commercial efforts, or sales efforts.
•	We are required to comply with certain financial and operating covenants under our credit facility. Failure to comply with these covenants would prevent us from drawing on our facility and, once drawn, could cause amounts borrowed to become immediately due and payable.
•	We may experience difficulties resulting from our relatively new management structure and executive team.
•	Changes in tax or labor laws or exposure to additional income tax liabilities could increase our costs and reduce our margins.
•	A downturn in global economic conditions could adversely affect our operations.
•	We are subject to foreign currency exchange risk.
•	Our distribution network and other operations outside the U.S. subject us to certain risks.
•	We are dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.
•	We cannot guarantee that any of our strategic acquisitions, investments or alliances will be successful.
•	Our operating results and financial condition may fluctuate.
•	Future material impairments in the value of our long-lived assets could negatively affect our operating results.
•	Actions of activist stockholders could have an adverse effect on our business.
•	Natural disasters, war and other events could adversely affect our suppliers and customers.
•	Our insurance coverage may be inadequate to cover all the liabilities we may incur.
•	Rising inflation increases economic uncertainty and may require us to raise prices in order to maintain our operating margins.
•	Brexit may impact our business in the United Kingdom.
•	We could be adversely affected, directly or indirectly, by the effects of an increased focus on environmental, social and governance issues.
•	There may be circumstances in which the interests of our significant stockholders could be in conflict with your interests as a stockholder.
•	We do not currently intend to pay dividends on our common stock.
•	Future sales and issuances of shares of our common stock or rights to purchase our common stock, including pursuant to our equity compensation plans, could result in additional dilution of the percentage ownership of our stockholders.
•	There has been volatility in the price of shares of our common stock.
•	If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange.
•	We are a smaller reporting company and non-accelerated filer, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
•	The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.
•	You may find it difficult to sell our common stock.

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

The Company originally incorporated in March 1980.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings, for patient self-administration of drug therapy.

OUR STRATEGY

Our goal is to strengthen our position as a leading provider of large-volume subcutaneous infusion systems (≥10ml) for self-administration in the home and for administration by healthcare professionals in infusion centers. We aim to achieve this by expanding our leadership and market penetration in the domestic and international subcutaneous immunoglobulin (SCIg) market while extending our expertise into emerging subcutaneous drug therapies. Both SCIg and novel drug therapies will leverage our Freedom Infusion System and upcoming innovations within the platform, supporting healthcare providers in delivering optimized, efficient, and patient-friendly infusion solutions.

To reinforce our leadership in SCIg, we have identified key market trends driving its continued growth, including:

•	Increasing diagnoses of Primary Immunodeficiency Diseases (PIDD), which frequently require immunoglobulin (Ig) treatment.
•	Expansion of on-label SCIg indications, including Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Secondary Immunodeficiency Diseases (SIDD), and additional conditions currently in clinical development.
•	Growth in SCIg treatment options, such as the introduction of Cutaquig® and Xembify® in the United States and Europe, along with the planned launches of Cuvitru® and HyQvia® in Japan.
•	Ongoing biopharmaceutical investment in SCIg therapies, including prefilled syringe formats designed to enhance ease of use and expand patient eligibility for SCIg treatment.
•	Increasing availability of donated plasma, which supports the growing global supply of Ig medications.
•	Patient preference and cost-effectiveness of at-home SCIg therapy, which offers a favorable side effect profile and health economic advantages compared to intravenous Ig (IVIg) treatment.

As we continue to advance subcutaneous infusion therapy, we are focused on delivering solutions that not only improve patient outcomes but also enhance the overall infusion experience for both patients and caregivers. Our commitment to innovation extends beyond product development—we work closely with healthcare providers and specialty pharmacies to drive therapy optimization through advanced infusion solutions and evidence-based insights. By reducing the complexity of infusions, improving workflow efficiencies, and supporting economic sustainability for providers, we help ensure that SCIg therapy remains a viable and preferred option for a growing number of patients.

Through ongoing clinical and product innovation, strategic partnerships, and commercial excellence, we will continue to expand our presence in the SCIg market. By improving treatment protocols, expanding geographic reach, and executing commercially, we aim to enhance our global market position and increase the number of patients benefiting from SCIg therapy over IVIg.

In our goal to expand into novel therapies outside of SCIg, we estimate that at least 100 large-volume drugs, greater than 2ml, are in clinical development utilizing subcutaneous infusion, with approximately 20% greater than 10ml. The pipeline is driven by the need to deliver high therapeutic doses, difficulty in formulating large molecules into small volumes, nursing shortage, pharmaceutical companies shifting development programs toward at-home and infusion clinic subcutaneous therapy, and patient preference. Biopharmaceutical manufacturers seek device partners during the drug development process. We intend to partner with them during clinical development—generating non-recurring services revenues to prepare and customize our products for use during the clinical trial process and to obtain regulatory clearance for use with their drug. Post launch, we intend to commercialize our products for use with these drugs, working with our pharmaceutical partners, our distributors and our specialty pharmacy partners who distribute and train patients on the use of these products both in the home and in infusion centers.

We believe our track record of achieving regulatory clearances and successful patient use, combined with our channel access, position KORU to both maximize our growth in the core SCIg market and expand into new therapeutic areas.

OUR PRODUCTS

KORU’s infusion devices work together as a system to deliver life-saving therapies to patients with chronic illnesses, such as PIDD and CIDP.  The FREEDOM System comprises the FREEDOM60 Syringe Driver (standard 60/50ml syringe compatible) and FreedomEdge Syringe Driver (standard 30ml and 20ml syringe and prefilled syringe compatible), HIgH-Flo Subcutaneous Safety Needle Sets and Precision Flow Rate Tubing.  The systems are portable, easy to operate, maintenance free and do not require batteries or electricity. The FREEDOM System operates at a lower pressure than an electrical, volumetric pump and maintains a balance between what a patient’s subcutaneous tissues can tolerate and what the system delivers.

Our FREEDOM System is FDA 510(k) cleared and certified outside the United States for delivery of several on-label subcutaneous indications including Cutaquig ®, Cuvitru®, Hizentra®, Xembify, Empaveli® (branded Aspaveli® outside the United States), and Gammagard Liquid®. Additionally, our FREEDOM System has specific FDA clearance for  selected intravenously administered antibiotics.

Infusion systems such as the FREEDOM System are most prevalent in the home care and alternate infusion clinic markets. The SCIg products administered by the FREEDOM System are indicated for a variety of conditions, including Primary Immunodeficiency Disease (PIDD ) and Chronic Inflammatory Demyelinating Polyneuropathy (CIDP) in the United States and PIDD, CIDP and Secondary Immunodeficiency Disorder (“SIDD”) outside of the United States. Empaveli® is indicated for Paroxysmal Nocturnal Hemoglobinuria (“PNH”). The use of the FREEDOM System for SCIg drug delivery continues to increase, and it remains the market leading delivery system in the U.S. for these treatments. In recent years Hizentra® and HyQvia® has received an expanded indication for treatment of CIDP in the United States. Multiple SCIg drugs have received indications for SID outside of the United States. It is expected that patient access to SCIg will expand as new drugs are developed, existing drugs are approved and/or marketed in new countries, and existing drugs receive new indications.

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

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to pharmaceutical companies, specialty pharmacy customers and home infusion providers.  Our products are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell the majority of our products through three distributors in the U.S. and three distributors outside the U.S.  As of December 31, 2024, these six distributors comprised approximately 75% of our net revenues with one of our U.S. distributors contributing approximately 35%.

Specialty pharmacies, home infusion providers, and distributors are our primary sales contacts, although we provide education and training materials to clinicians, patients, and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We currently manufacture 100% of our pump product volume and approximately 15% of our consumables volume at our Mahwah, NJ facility. The remaining 85% of our consumable supply is sourced from Command Medical Products, Inc. (“Command”),  a contract manufacturing organization with operations in Nicaragua.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our products and accessories are sourced from third-party suppliers on a single source basis. The Company uses single-source suppliers in part due to governmental approval and validation requirements. A change in supplier, or the use of multiple suppliers of the same materials, often would necessitate additional approvals and validations, which the Company seeks to avoid unless and until the need arises. The Company does not have any contracts with suppliers that impose material binding obligations on the Company or provide the Company with any material rights or benefits, other than the Company’s agreement with Command. Command currently stores our finished goods in their warehouse located in Miami, Florida once the products are released and shipped from Nicaragua.

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources are continuously engaged in improving existing product performance and innovating on new product opportunities to enhance our product portfolio.  We spent $5.3 million and $5.7 million on research and development for the years ended December 31, 2024 and 2023, respectively.  We intend to make additional investments in research and development for a “next-generation” infusion pump and consumable system as well as for future innovation.

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

International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.  Additionally, exported devices are subject to the regulatory requirements of each country to which the device is exported.  Some countries do not have medical device regulations, but in many foreign countries, medical devices are regulated.  Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries require approval in the country of origin first.  Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every three to five years.  The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance.  Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

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

Other Healthcare Laws

We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business.  These laws include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain healthcare professionals beginning in 2022, and teaching hospitals and ownership and investment interests held by the physicians described above and their immediate family members, and payments or other “transfers of value” to such physician owners; and

•	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to track and report information related to payments and other “transfers of value” to physicians and other healthcare providers or pricing, marketing expenditures and information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had 80 full time employees, including 3 international employees.  As of December 31, 2024, approximately 49% of the Company’s workforce was female and approximately 31% of the Company’s employees in managerial roles were female.  Approximately 43% were minorities (non-White) in the Company workforce as of December 31, 2024.  None of our employees are represented by a collective bargaining agreement.

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

PATENTS AND INTELLECTUAL PROPERTY

We have patents and other intellectual property that we believe protect the FREEDOM System, and we continue to file patent applications in connection with our research and development activities. As of December 31, 2024, we own 14 U.S. Patents and 34 foreign patents. In addition, we have 10 pending U.S. patent applications and 10 foreign patent applications. The fundamental patents protecting our drug delivery systems extend until 2039 and beyond.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 12, 2025:

Name	Age	Position / Held Since
Linda Tharby	56	Chief Executive Officer and President (since April 2021)
Tom Adams	52	Chief Financial Officer, Secretary and Treasurer (since August 2023)
Christopher Pazdan	42	Chief Operating Officer (since July 2024)
Ken Miller	56	Chief Commercial Officer (since November 2023)

Executive officers hold office at the discretion of the Board of Directors.

Ms. Tharby was appointed as President and CEO in April 2021. Ms. Tharby has over 25 years of executive leadership experience building and leading strong performing global organizations that develop and commercialize products and service innovations, while delivering solutions to patients in the home setting. Prior to joining KORU, Ms. Tharby spent 24 years working in various roles of increased responsibility at Becton Dickinson (“BD”). Ms. Tharby was a member of the Executive Leadership team of BD that transformed the company from an $8 billion medical supplies company to an $18 billion global medical technology company. Ms. Tharby’s last role at BD was as Chief Customer Experience Officer from July 2018 through December 2020. Prior to that she served as BD’s Chief Human Resources Officer, from October 2016 through July 2018. From 1998 to 2016, she held numerous senior global business leadership roles at BD, including Executive Vice President and President of Life Sciences, Group President of Pre-Analytical Systems and Biosciences, Worldwide President of Diabetes Care, and Vice President/General Manager of Pharmaceutical Systems. Ms. Tharby has an Honors Bachelor of Business Administration from Wilfrid Laurier University in Waterloo, Ontario, Canada.

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

Mr. Pazdan joined KORU Medical in 2021 as Vice President of Quality Assurance and Regulatory Affairs before being promoted to Senior Vice President of Operations in 2022, and subsequently to Chief Operating Officer in July 2024.  As Chief Operating Officer, Mr. Pazdan oversees Research & Development, Manufacturing, Sourcing, Supply Chain, Quality, Regulatory and Project Management. Prior to joining KORU, Mr. Pazdan spent 17 years in various functions within the Medical Device industry, most recently serving as Vice President of Quality Assurance at Hillrom. In this role, Mr. Pazdan was head of quality for multiple business segments comprising $2 billion in annual revenue. Mr. Pazdan earned his Bachelor of Science in Engineering from the University of Illinois Urbana-Champaign.

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

Command currently provides subassemblies for all of our consumables (needle and tubing sets), and manufactures, assembles and packages approximately 85% of our consumables. In the event of any interruption in Command’s operations or supply of goods, the Company may have to seek alternative sources of subassemblies, which may be not be readily available on commercially reasonable terms or at all, and increase its capacity for manufacturing finished goods in Mahwah, NJ, which could be time-consuming and costly.

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

Our products are currently manufactured in Nicaragua and Mahwah, NJ, and stored in warehouse space at our corporate headquarters in Mahwah, NJ.  Loss or damage to our manufacturing or contract manufacturing and storage site due to weather, vandalism, terrorism, a natural disaster, issues in our manufacturing process, equipment failure or other factors, could adversely affect our ability to manufacture sufficient quantities of products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences, including damage to our relationship with customers. Additionally, because Command manufactures and supplies the Company’s subassemblies and finished goods for needle sets and tubing products in Nicaragua, there could be a delay in providing the products timely due to their climate and international boundaries. Command currently stores our finished goods in their warehouse located in Miami Florida once the products are released from Nicaragua.

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

If we are unable to compete successfully in our highly competitive industry, our business and financial condition may be adversely affected.

We operate in a single market – infusion – and are dependent upon our success in that market. We face competition in our market from a wide range of international and domestic companies, including those that deliver electronic volumetric pumps, elastomeric infuser pumps, other mechanical devices, novel drug delivery devices and methodologies, and devices and formulation technologies that allow drugs to be delivered in volumes smaller than the FREEDOM System is designed to deliver.  These include large medical device companies with multiple product lines, some of which may have greater financial and marketing resources than we do.  We also face competition from companies that are even more specialized than ours with respect to particular markets or product lines.  Some of those companies have greater financial and sales and marketing resources than we do or offer products at a lower price point than ours.  In addition, former employees may develop products that are competitive with ours or capitalize on customer relationships developed while employed with us, subject to their continuing obligations under confidentiality agreements and other restrictive covenants that may survive their employment.  We face competition on the basis of product features, clinical or economic outcomes, product quality, availability, price, services, technological innovation and other factors.  In addition, we face changing customer preferences and requirements, changes in the ways healthcare services are delivered, including the transition of high-acuity care to lower-acuity, and non-acute care settings.

Competition may increase further as additional companies begin to enter our market or modify their existing products to compete directly with ours.  If we are forced to reduce our prices due to increased competition, our business could suffer.

The medical technology industry has also experienced a significant amount of consolidation, resulting in larger companies with greater access to markets.  Pharmaceutical manufacturers, healthcare systems, other healthcare companies and even retail pharmacies are also consolidating, resulting in greater purchasing power for these companies.  As a result, competition among medical device suppliers to provide goods and services has increased.  Group purchasing organizations and integrated health delivery networks have also served to concentrate purchasing decisions for some customers, which has led to downward pricing pressure for medical device suppliers.  Further consolidation in the industry could intensify competition among medical device suppliers and exert additional pressure on the prices of our products.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals.  Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations.  Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data.  While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries.  In the United Kingdom, for example, the Medicines and Healthcare products Regulatory Agency (MHRA) is responsible for regulating the UK medical device market.  With recent changes in the United Kingdom’s membership with the European Union, the MHRA has and will continue to impose new regulatory obligations for medical device manufacturers.  We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products or could increase the cost and time to obtain such approvals in the future.

Healthcare policy changes and industry cost-containment measures could result in downward pricing pressure for our products and limit our sales.

Most of our customers, and those to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all the cost of the medical devices we manufacture.  The continuing efforts of governmental authorities, insurance companies and other payers of healthcare costs to contain or reduce these costs and, more generally, to reform the healthcare system, could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products or the drugs that they administer, which would put pressure on us to reduce our prices for our products and/or limit our sales.  The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, three in the U.S. and three outside the U.S.  As of December 31, 2024, these six distributors comprised approximately 75% of our net revenues with one U.S. distributor contributing 35%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

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

Our failure to comply with laws and regulations relating to reimbursement of healthcare products may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.

Our devices are purchased principally by specialty pharmacies and ambulatory service providers or hospitals that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients.  The ability of those customers to obtain appropriate reimbursement from third-party payers for our products and the drugs they administer is critical because it affects which products customers purchase and the prices they are willing to pay.  As a result, our devices are subject to regulation regarding quality and cost by U.S. governmental agencies, including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud.  Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs, and in some cases to all payers.  In certain circumstances, insurance companies can attempt to bring a private cause of action against a manufacturer for causing a false claim to be filed under the Federal Racketeer Influenced and Corrupt Organizations Act. In addition, as a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.  Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.  Similar reporting requirements applicable to medical device manufacturers have also been implemented by some states. Failure to comply with these state requirements could result in civil monetary penalties being assessed against us.

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

We have made a number of changes to our management structure throughout the organization in recent years.  Although, we believe the persons who currently serve in these positions are qualified to do so, they may have difficulties integrating into the organization and with each other.  Many of these persons have or will have had little to no experience with our company prior to joining us, which may result in delays in our ability to implement our business plans.  If we are unable to integrate, motivate and retain the services of our relatively new executives and other managers, or if integration takes longer than we expect, it may have an adverse effect on our business and financial condition.

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

President Trump has indicated his willingness to increase the use of tariffs by the U.S. to accomplish certain U.S. policy goals. On February 1, 2025, President Trump signed three executive orders announcing his intent to impose 25% tariffs on imports from Canada and Mexico and a 10% additional tariff on imports from China. While the implementation of tariffs on imports from Mexico and Canada were paused, the Chinese tariffs took effect as scheduled and China responded by implementing 15% tariffs on certain U.S. imports. The implementation of new tariffs on imports from Canada, Mexico, China or other countries for an extended period and without specific exemptions for our products, and any reciprocal tariffs or other reactions by other countries thereto, could have a material adverse impact on our financial condition, results of operations and cash flows.

A downturn in global economic conditions could adversely affect our operations.

Deterioration in the global economic environment, particularly in countries with government-sponsored healthcare systems, may cause decreased demand for our products and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies.  A weakening of economic conditions in the U.S. and/or abroad may also adversely affect our suppliers, which could result in interruptions in supply. Further, sanctions, tariffs, or other measures that restrict international trade, as well as instability resulting from global conflicts, could negatively affect our business operations and results.

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

Approximately 20% of our net revenues in the year ended December 31, 2024, came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, including tariffs or other barriers to market participation, pricing pressure that we may experience internationally, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

There may be greater uncertainty and market volatility following U.S. and global elections, resulting from potential shifts in trade policies, tariffs or other trade protection measures, and the reaction of other countries thereto, or changes to international trade agreements, which could have a material adverse effect on our operations, including our ability to source and manufacture products in a timely and cost effective manner, financial condition, results of operations and/or liquidity. Geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Sanctions and export restrictions may continue to proliferate, leading to greater uncertainty in emerging and growth markets. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

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

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the European Union (“EU”).  The June 2016 referendum resulted in the UK’s decision to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the UK and the EU were delayed.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.  New regulations require medical device registration with the Medicines and Healthcare Products Regulatory Agency (“MHRA") before being placed on the Great Britain market (England, Wales, and Scotland). Additionally, all medical devices will require a UK Conformity Assessment mark (“UKCA”) by June 30, 2030. CE marks issued by Notified Bodies will remain valid until this time. Therefore, we must be compliant with applicable legislation in order to identify our devices with the UKCA mark and continue to market and sell our devices in Great Britain beyond June 30, 2030.

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

Three stockholders, together with their respective affiliates, beneficially own approximately 13%, 10%, and 9% of our outstanding common stock, respectively.  An affiliate of Horton Capital Management LLP. currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We do not currently intend to pay dividends on our common stock.

We have never paid dividends on our common stock, and we do not intend to pay any dividends to holders of our common stock for the foreseeable future.  We currently intend to invest our future earnings, if any, to fund our growth.  Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. If we do not pay dividends, a return on our stockholders’ investment will only occur if our stock price appreciates.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We are not aware of any current material pending legal proceedings to which we are a party or of which any of our properties is the subject.

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

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of March 12, 2025, 45,957,115 shares of our common stock were issued and outstanding held by approximately 431 stockholders of record.  There were no shares of preferred stock issued and outstanding.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2024, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

ITEM 6. RESERVED

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

The Company ended the 2024 fiscal year with $33.6 million in net revenues, an 18.0% increase compared with $28.5 million in the same period last year driven by growth in our core domestic and international business of 12.3% and 31.5% respectively, and further driven by a 61.9% increase in our novel therapies business.

Gross profit, for the year ended December 31, 2024, was $21.3 million, an increase of 27.7% or $4.6 million from the same period last year. Gross margin was 63.4% for the year ended December 31, 2024, an increase from 58.6% from the prior year. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the year ended December 31, 2024, were $27.8 million, up from $27.0 million for the same period last year.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Net Revenues

The following table summarizes our net revenues for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Change from Prior Year		% of Net Revenues
	2024	2023	$	%	2024	2023
Net Revenues
Domestic Core	$25,214,613	$22,446,519	$2,768,094	12.3%	74.9%	78.7%
International Core	6,043,979	4,596,097	1,447,882	31.5%	18.0%	16.1%
Total Core	31,258,592	27,042,616	4,215,976	15.6%	92.9%	94.8%
Novel Therapies	2,387,871	1,475,050	912,821	61.9%	7.1%	5.2%
Total	$33,646,463	$28,517,666	$5,128,797	18.0%	100%	100%

Total net revenues increased $5.1 million, or 18.0%, to $33.6 million, for the year ended December 31, 2024, as compared with the same period last year. Domestic core growth of 12.3% was primarily driven by volume growth in pumps and consumables attributed to overall SCIg market growth and new account share gains. International core growth of 31.5% was driven by overall SCIg market growth, increased penetration in several established EU markets, and the entry into multiple new geographic markets. Novel therapies net revenues increased $0.9 million, or 61.9%, driven primarily by an increase in NRE collaborations and an increase in clinical trial supply shipments when compared to the prior year.

Gross Profit

Our gross profit for the years ended December 31, 2024, and 2023 is as follows:

	Years Ended December 31,		Change from Prior Year
	2024	2023	$	%
Gross Profit	$21,331,858	$16,708,282	$4,623,576	27.7%
Gross Margin	63.4%	58.6%

Gross profit increased $4.6 million, or 27.7%, to $21.3 million, in the year ended December 31, 2024, compared to the same period in 2023 driven by the increase in net revenues of $5.1 million coupled with significant gross margin improvement. Gross margin increased to 63.4% in the year ended 2024 compared to 58.6% for the year ended 2023, primarily driven by increased manufacturing productivity, improved margin on product revenue mix, and increases in average selling prices versus the prior year.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the years ended December 31, 2024, and 2023 are as follows:

	Years Ended December 31,		Change from Prior Year
	2024	2023	$	%
Selling, general and administrative	$21,631,674	$20,365,617	$1,266,057	6.2%
Research and development	5,257,942	5,742,254	(484,312)	(8.4)%
Depreciation and amortization	888,473	870,390	18,083	2.1%
Total Operating Expense	$27,778,089	$26,978,261	$799,828	3.0%

Selling, general and administrative expenses increased $1.3 million, or 6.2%, to $21.6 million, during the year ended December 31, 2024 compared with the same period last year, primarily due to a $1.7 million increase in compensation and benefits-related bonus accrual and sales commission related to year over year company performance, partially offset by lower recruiting expenses and liability insurance costs.

Research and development expenses decreased $0.5 million, or 8.4%, to $5.3 million, during the year ended December 31, 2024 compared with the same period last year, primarily due to lower overall project spend driven by timing, partially offset by CTO severance costs and an increase in compensation and benefits-related bonus accrual related to year over year company performance.

Depreciation and amortization expense remained flat at $0.9 million during the year ended December 31, 2024, as compared to $0.9 million during the same period in 2023, primarily driven by capital spending related to projects.

Net Loss

	Years Ended December 31,		Change from Prior Year
	2024	2023	$	%
Net Loss	$(6,066,633)	$(13,741,062)	$7,674,429	55.9%

Our net loss decreased $7.7 million in the year ended December 31, 2024 compared with the same period last year, mostly driven by lower net operating losses of $3.8 million as a result of our gross profit improvement of 27.7%, and an operating expense increase of 3%. In the prior year we established an allowance for the non-realization of deferred tax assets which reversed a tax benefit of $4.0 million, partially offsetting in the current year was lower interest income of $0.1 million driven by a lower cash balance coupled with lower yields.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $9.6 million as of December 31, 2024.  Our principal source of operating cash inflows is from sales of our products in our core business, NRE services, and clinical trial products to our customers. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, innovation, and equipment. Operating expenses for the 2024 fiscal year were $27.8 million.

Our inventory position was $2.8 million at December 31, 2024, which reflects a decrease of $0.7 million from December 31, 2023.

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our credit facility, take on additional debt, raise capital through issuance of equity, or a combination. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our new credit facility or seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(319,718)	$(4,892,553)
Net cash used in investing activities	$(1,333,042)	$(814,597)
Net cash used in financing activities	$(248,533)	$(218,867)

Operating Activities

Net cash used in operating activities was $0.3 million for the year ended December 31, 2024. This net cash usage was primarily due to the net loss of $6.1 million, offset by a $2.6 million increase in accrued expenses for 2024 bonuses and payroll, $0.7 million in lower inventories, and $0.7 million in increased accounts payable, partially offset by a higher accounts receivable balance of $1.7 million, and $0.2 million of changes in other liabilities, prepaids, and other assets.

Further contributing to this change were non-cash items of $3.8 million including stock-based compensation expense of $2.6 million, depreciation and amortization expense of $0.9 million, and $0.3 million for non-cash leasing charges and losses on disposals of fixed assets.

Net cash used in operating activities of $4.9 million for the year ended December 31, 2023 was primarily due to the net loss of $13.7 million, plus cash flows used to reduce accrued expenses of $1.2 million primarily from the payment of 2023 employee bonuses, and a decrease in accounts payable of $1.4 million. Partially offsetting these increases were cash flows generated from a decrease in inventory of $2.9 million, a decrease in accounts receivable of $0.5 million, and other changes in working capital of $0.4 million.

Further contributing to this change were the establishment of an allowance for non-realization of deferred tax assets of $4.0 million, stock-based compensation of $2.8 million, depreciation and amortization of $0.9 million, and a loss on disposal of fixed assets of $0.1 million.

Investing Activities

Net cash used in investing activities of $1.3 million for the year ended December 31, 2024, was driven by capital expenditures for manufacturing equipment related to our production line for our next generation consumables.

Net cash used in investing activities of $0.8 million for the year ended December 31, 2023, was for capital expenditures for research and development and manufacturing equipment

Financing Activities

Net cash used in financing activities of $0.2 million for the year ended December 31, 2024 was primarily due to payments on our note payable for insurance premium financing, partially offset by new borrowings for a subsequent insurance premium financing agreement. In addition, we had payments for taxes related to net share settlement of equity awards of $0.1 million.

Net cash used in financings activities of $0.2 million for the year ended December 31, 2023, due to payments on our note payable for insurance premium financings, partially offset by the borrowings for the insurance premium financing, and $0.1 million for payments on our finance leases.

Debt and Borrowing Capacity

Refer to “NOTE 5 — DEBT OBLIGATIONS” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding debt and borrowing capacity.

Lease Commitments

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our three operating leases have remaining lease terms of 7.7 years, 4.1 years, and 3.4 years, respectively. Our three finance leases have remaining lease terms of 2.4 years, 2.0 years, and 3.8 years, respectively.

Refer to “NOTE 6 — LEASES” in the accompanying “Notes to Financial Statements” appearing in this Annual Report on Form 10-K for further details regarding our operating and finance leases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KORU MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KORU Medical Systems, Inc.

Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KORU Medical Systems, Inc (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended December 31, 2023 were audited by other auditors whose report dated March 13, 2024 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

Emphasis of Matter

We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

KORU Medical Systems, Inc.

Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KORU Medical Systems, Inc. (the Company) as of December 31, 2023, the related statement of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2014 through 2023.

Scranton, Pennsylvania

March 13, 2024

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,580,947	$11,482,240
Accounts receivable, net	5,720,750	4,045,211
Inventory	2,803,669	3,481,301
Other receivables	277,193	28,889
Prepaid expenses and other current assets	749,851	1,218,288
TOTAL CURRENT ASSETS	19,132,410	20,255,929
Property and equipment, net	4,290,515	3,837,657
Intangible assets, net of accumulated amortization of $458,538 and $390,341 at December 31, 2024 and December 31, 2023, respectively	730,279	754,361
Operating lease right-of-use assets	2,966,341	3,514,055
Other assets	98,970	98,970
TOTAL ASSETS	$27,218,515	$28,460,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,649,969	$975,193
Accrued expenses	3,924,184	1,711,427
Note payable	271,152	314,344
Other liabilities	29,269	512,520
Accrued payroll and related taxes	811,401	462,941
Finance lease liability – current	115,587	109,540
Operating lease liability – current	400,258	368,313
TOTAL CURRENT LIABILITIES	7,201,820	4,454,278
Finance lease liability, net current portion	202,613	316,623
Operating lease liability, net of current portion	3,000,403	3,336,300
TOTAL LIABILITIES	10,404,836	8,107,201
Commitments and contingencies (Refer to Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,377,617 and 49,089,864 shares issued; 45,957,115 and 45,669,362 shares outstanding at December 31, 2024, and December 31, 2023, respectively	493,776	490,899
Additional paid-in capital	49,581,303	47,018,707
Treasury stock, 3,438,526 and 3,420,502 shares at December 31, 2024 and December 31, 2023, respectively, at cost	(3,882,494)	(3,843,562)
Accumulated Deficit	(29,378,906)	(23,312,273)
TOTAL STOCKHOLDERS’ EQUITY	16,813,679	20,353,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,218,515	$28,460,972

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

NET REVENUES	$33,646,463	$28,517,666
Cost of goods sold	12,314,605	11,809,384
Gross Profit	21,331,858	16,708,282

OPERATING EXPENSES
Selling, general and administrative	21,631,674	20,365,617
Research and development	5,257,942	5,742,254
Depreciation and amortization	888,473	870,390
Total Operating Expenses	27,778,089	26,978,261

Net Operating Loss	(6,446,231)	(10,269,979)

Non-Operating Income, net
Loss on foreign currency exchange	(45,991)	(5,124)
Loss on disposal of fixed assets	(16,160)	(59,807)
Interest income, net	444,642	561,328
TOTAL OTHER INCOME	382,491	496,397

LOSS BEFORE TAXES	(6,063,740)	(9,773,582)

Income tax expense	(2,893)	(3,967,480)

NET LOSS	$(6,066,633)	$(13,741,062)

NET LOSS PER SHARE
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	45,802,701	45,601,346
Diluted	45,802,701	45,601,346

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

BALANCE, DECEMBER 31, 2022	48,861,891	$488,619	$44,252,117	$(9,571,211)	$(3,843,562)	$31,325,963

Accrued compensation paid in shares	127,973	1,280	445,069	—	—	446,349
Compensation expense related to stock options	—	—	1,940,720	—	—	1,940,720
Compensation expense related to restricted stock awards	100,000	1,000	380,801	—	—	381,801
Issuance upon options exercised	—	—	—	—	—	—
Net loss	—	—	—	(13,741,062)	—	(13,741,062)
BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771

Accrued compensation paid in shares	191,946	1,919	452,909	—	—	454,828
Compensation expense related to stock options	—	—	1,509,544	—	—	1,509,544
Compensation expense related to restricted stock awards	55,061	551	567,369	—	(38,932)	528,988
Issuance upon options exercised	40,746	407	—	—	—	407
Payments for taxes related to net share settlement of equity awards	—	—	(58,447)	—	—	(58,447)
Issuance of warrants	—	—	91,221	—	—	91,221
Net loss	—	—	—	(6,066,633)	—	(6,066,633)
BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,066,633)	$(13,741,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	2,623,920	2,768,870
Depreciation and amortization	888,473	870,390
Loss on disposal of fixed assets	16,160	59,807
Deferred income taxes, net of allowance for non-realization of deferred tax asset	—	3,967,480
Non-cash leasing charges	243,394	(21,988)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,675,540)	(486,327)
Decrease in inventory	677,632	2,923,566
Decrease in other receivables	—	943,507
Decrease in prepaid expenses and other assets	220,133	242,599
Increase in accounts payable	674,776	(1,416,606)
Increase in accrued payroll and related taxes	348,460	(79,458)
Decrease in other liabilities	(483,250)	255,183
Increase in accrued expenses	2,212,757	(1,178,514)
NET CASH USED IN OPERATING ACTIVITIES	(319,718)	(4,892,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,297,427)	(782,949)
Proceeds on disposals of property and equipment	8,500	—
Purchases of intangible assets	(44,115)	(31,648)
NET CASH USED IN INVESTING ACTIVITIES	(1,333,042)	(814,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from insurance finance indebtedness	487,516	565,172
Payments on insurance finance indebtedness	(530,707)	(684,123)
Payments for taxes related to net share settlement of equity awards	(97,379)	—
Payments on finance lease liability	(107,963)	(99,916)
NET CASH USED IN FINANCING ACTIVITIES	(248,533)	(218,867)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,901,293)	(5,926,017)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,482,240	17,408,257
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,580,947	$11,482,240

Supplemental Information
Cash paid during the years for:
Interest	$71,934	$50,832
Income taxes	$—	$3,160

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2024 the Company held cash and cash-equivalents of $9.6 million, the majority of which was held in a secured US-treasury money market mutual fund.

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

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2024 and 2023 was $68,197 and $64,469, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2025	$66,766
2026	65,969
2027	65,620
2028	65,620
2029	59,644
Thereafter	406,660
Total amortization expense	$730,279

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Temporary differences are then measured using the enacted tax rates and laws. Determining the appropriate amount of valuation allowance requires management exercise judgement about future operations.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes. After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence, we have a recorded valuation allowance of $7.1 million against our net deferred tax assets as of the year ended December 31, 2024. As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

Recurring items cause our effective tax rate to differ from the U.S. federal statutory rate of 21%, including U.S. federal R&D credits, U.S. state tax rates, stock-based compensation and changes in our valuation allowance.

We account for uncertain tax positions in accordance with authoritative guidance which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our evaluations of tax positions consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities and changes in facts or circumstances related to a tax position. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense recorded in continuing operations.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for years prior to fiscal 2021 are no longer subject to examination by tax authorities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2024 and 2023 was $704,690 and $805,921, respectively.

STOCK-BASED COMPENSATION

The Company maintains a stock option plan and omnibus equity incentive plan under which it grants stock options to certain executives, key employees and consultants. It also has granted stock options outside of the plans as inducement awards. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  All options are recognized as compensation expense at their grant date fair value.  The entire compensation expense of the award is recognized over the vesting period.

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

For Product Revenue, we recognize revenues when shipment occurs, and at which point the customer obtains control and ownership of the goods.  Shipping costs are included as a component of cost of goods sold in the accompanying statements of operations and are generally billed to customers, and included in Product Revenue.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2024, 2023, and 2022, the Company has recognized a contract asset of $222,623, $0, and $0, respectively, which is included in other accounts receivable in the accompanying balance sheet.

The Company established an allowance for charging off uncollectible trade accounts receivable that have both of the following characteristics: (a) They have a contractual maturity of one year or less, (b) They arose from the sale of goods or services.

The following table summarizes net revenues by geography for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net Revenues
Domestic	$27,506,682	$23,676,039
International	6,139,781	4,841,627
Total	$33,646,463	$28,517,666

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU did not have a significant impact on our financial statements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2024.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded through December 31, 2024.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2024	December 31, 2023

Raw materials and work-in-process	$827,768	$1,869,356
Finished goods	1,979,887	1,862,525
Total	2,807,655	3,731,881
Less: reserve for obsolete inventory	(3,986)	(250,580)
Inventory, net	$2,803,669	$3,481,301

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2024	December 31, 2023

Furniture and office equipment	$1,433,622	$1,412,164
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	4,376,147	3,193,113
Total property and equipment	7,763,422	6,558,930
Less: accumulated depreciation and amortization	(3,472,907)	(2,721,273)
Property and equipment, net	$4,290,515	$3,837,657

NOTE 4 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024 are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to its Chief Executive Officer and Chief Commercial Officer, respectively.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of December 31, 2024, there were 2,035,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of December 31, 2024, there were 127,248 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of December 31, 2024, there were 799,254 shares reserved for outstanding awards and 2,320,440 shares available for issuance under the 2024 Plan.

Each non-employee director of the Company (other than the Chairman of the Board) is eligible to receive $110,000 annually, to be paid quarterly in arrears of $12,500 in cash and $15,000 in common stock.  The Chairman of the Board is eligible to receive $140,000 annually, to be paid quarterly in arrears of $12,500 in cash and $22,500 in common stock. Prior to May 9, 2024 in the periods presented in this report, non-employee director equity compensation was issued from the Non-Employee Director Compensation Plan. From and after May 9, 2024 non-employee director equity compensation is issued from the 2024 Plan. All payments were and are pro-rated for partial service.

Restricted stock units (“RSUs”) and performance share units (“PSUs”) are equity classified and measured at the fair value of the underlying stock at the grant date.

Shares of stock granted for non-employee director fees are recorded at the fair value of the shares at the grant date.

The per share weighted average fair value of stock options granted during the year ended December 31, 2024 and December 31, 2023 was $1.44 and $1.84, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2024 and December 31, 2023. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

Time-Vesting Stock Options

The following table summarizes the inputs into the Black-Scholes model for all time-vesting stock options granted during the year ended December 31, 2024.

December 31, 2024

Dividend yield	0.00%
Expected Volatility	51.9% - 68.04%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	3.50% - 4.11%

The following table summarizes the status of the time-based stock options outstanding at December 31, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,256,250	$3.66
Granted	567,024	2.35
Exercised	(237,500)	2.67
Forfeited	(898,750)	4.86
Outstanding at December 31	2,687,024	3.07
Options exercisable at December 31	1,383,750	3.40
Weighted average fair value of options granted during the period	—	$1.44

Total stock-based compensation expense for time-vested stock options was $1,530,446 for the years ended December 31, 2024. No cash was received from option exercises for the years ended December 31, 2024, and 2023. As of December 31, 2024, the intrinsic value of all time-based stock options was $2,085,186.

The following table presents information pertaining to time-based stock options outstanding at December 31, 2024:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08-$3.98	2,687,024	7.4 years	$3.07	1,383,750	$3.40

As of December 31, 2024, there was $1,427,181 of total unrecognized compensation cost related to unvested share-based stock compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 25 months.

Performance-Vesting Stock Options

The following table summarizes the activities for our unvested performance-vesting stock option awards for the year ended December 31, 2024.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	200,000	$1.48
Granted	—	—
Vested	(22,000)	1.48
Forfeited/canceled	(44,666)	1.48
Unvested at December 31	133,334	$1.48

Total stock-based compensation expense for performance-vesting stock options was $21,778 year ended December 31, 2024. No cash was received from option exercises for the year ended December 31, 2024.

As of December 31, 2024, there was $183,206 of unrecognized compensation cost related to unvested employee performance options. This amount is expected to be recognized over a weighted-average period of 36 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the year ended December 31, 2024.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	904,496	$2.77
Granted	458,975	2.20
Vested	(81,789)	3.45
Forfeited/canceled	(11,745)	2.30
Unvested at December 31	1,269,937	$2.54

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs was $579,519 for the year ended December 31, 2024.

As of December 31, 2024, there was $902,625 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 44 months.

NOTE 5 — DEBT OBLIGATIONS

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

In connection with our loan financings agreement dated March 8, 2024, the Company issued common stock warrants to the lender. The fair value of each warrant is estimated on the date of the grant using the Black-Scholes option-pricing model. All options and warrants are charged against income at their fair value.  The entire compensation expense of the grant is recognized over the vesting period.

The loan and security agreement contains customary affirmative covenants, a financial maintenance covenant that requires the Company to maintain a minimum Adjusted Quick Ratio (defined as the ratio of the Company’s (i) unrestricted and unencumbered cash and cash equivalents maintained with the lender and its affiliates, plus eligible accounts receivable, to (ii) current liabilities) of not less than 1.50 to 1.00 tested on the last day of each month.

As of December 31, 2024, there were no outstanding borrowings under the term loan nor the revolving credit facility.

On August 1, 2024, the Company renewed its commercial insurance premium finance and security agreement with its insurance provider for the insurance period covering July 1, 2024 through June 30, 2025. As of December 31, 2024, the aggregate principal amount of the note was $271,152. The note bears an annual interest rate of 9.5%. The Company retains the right to terminate the agreement at any time and pay the remaining balance in full along with a minimal penalty.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office, vehicles, and computer equipment.

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

The components of lease expense were as follows:

	Years Ended
	December 31,
	2024	2023

Operating lease cost	$487,960	$448,630
Short-term lease cost	5,952	130,483
Total lease cost	$493,912	$579,113

Finance lease cost:
Amortization of right-of-use assets	$115,585	$110,566
Interest on lease liabilities	21,896	25,343
Total finance lease cost	$137,481	$135,909

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$501,214	$464,104
Financing cash flows from finance leases	$131,437	$125,259

Supplemental information related to leases was as follows:

	December 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	5.1 Years	6.9 Years
Finance leases	2.7 Years	3.7 Years

Weighted Average Discount Rate
Operating leases	6.52%	5.76%
Finance leases	6.34%	6.19%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	533,979	131,437
2026	533,979	131,437
2027	533,979	74,194
2028	520,985	6,181
Thereafter	1,833,603	—
Total undiscounted lease payments	3,956,525	343,248
Less: imputed interest	(555,864)	(25,048)
Total lease liabilities	$3,400,661	$318,200

NOTE 7 — FEDERAL AND STATE INCOME TAXES

Domestic and international pre-tax income/(loss) consists of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023

United States	$(6,063,740)	$(9,733,582)
Loss before income taxes	$(6,063,740)	$(9,733,582)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Federal	$—	$—
State	(2,893)	—
International	—	—
Total Current	(2,893)	—
Deferred:
Federal	—	(3,967,480)
State	—	—
International	—	—
Total Deferred	—	(3,967,480)
Income Tax Expense	$(2,893)	$(3,967,480)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023

Deferred Tax Assets:
Net Operating Loss	$4,025,905	$3,566,630
Credits	129,598	142,030
Capitalized Research Costs	2,451,496	2,045,616
NQO & RSA Stock Options	350,484	1,047,608
Deferred Lease Liability	647,446	—
Accruals & Reserves	712,058	129,923
Other	48	42
Gross Deferred Tax Asset	8,317,035	6,931,849
Valuation allowance	(7,080,843)	(6,002,777)
Total Deferred Tax Asset	$1,236,192	$929,072

Deferred Tax Liabilities:
Intangibles	(58,170)	(408,260)
ROU Assets	(538,632)	(5,511)
Fixed Assets	(639,390)	(515,300)
Total Deferred Tax Liabilities	(1,236,192)	(929,071)
Net Deferred Tax Asset	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024 the Company has provided a full valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $1,078,066.

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18,313,421 and $3,533,499, respectively. The state net operating loss carryforwards will being to expire in 2041 and our federal net operating loss carryforward will last indefinitely.

As of December 31, 2024, the Company had federal and state research credit carryforwards of approximately $129,598 and $0 respectively. The federal research credit carryforwards will being to expire in 2036.

As of December 31, 2024, and 2023 the Company had no gross unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties related to unrecognized income tax benefits in the Provision for income taxes should such amounts occur in future periods.

The Company files income tax returns in the US federal and various state jurisdictions with varying statutes of limitations. The Company is currently under audit by the Internal Revenue Service for tax year 2022. Tax years 2021 through 2023 are open to examination by major taxing jurisdictions to which the Company is subject.

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2024 and December 31, 2023 as a result of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Federal tax at statutory rate	$1,272,820	$2,052,452
State income taxes	184,595	—
Valuation allowance	(1,078,066)	(6,002,777)
Deferred tax true ups	(352,653)	—
Other items	(29,589)	(17,155)
Total	(2,893)	(3,967,480)

NOTE 8 — MAJOR CUSTOMERS

For the years ended December 31, 2024 and December 31, 2023, approximately 64% and 66%, respectively, of the Company’s net product revenues were derived from three major customers that are distributors.  As of December 31, 2024 and December 31, 2023, accounts receivable due from the three major customers was $3.6 million and $2.6 million, respectively.

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

NOTE 10 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2024 and December 31, 2023 was $262,915 and $227,447, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

NOTE 11 — SEGMENT DISCLOSURE

The Company’s operations are based in, and revenues are predominately derived from, the United States, and business activities are managed on a consolidated basis.  The Company operates in one reportable segment.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”).  The CODM regularly reviews disaggregated revenue data by product line.  However, consolidated net income is utilized as a measure of profit and loss to assess the performance of the business and to determine how to allocate resources.  Significant expenses within net income include cost of goods sold, selling, general and administrative, research and development, and depreciation and amortization, which are each separately presented on the Company’s Statements of Operations.  Segment asset information is not used by the CODM to allocate resources.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2024, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2024, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement under the caption “2026 Annual Meeting of Shareholders” relating to our 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”), which is to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.  Information concerning the composition of the Audit Committee and our Audit Committee financial expert is contained in our 2025 Proxy Statement under the caption “The Board and Committees of the Board – Committee Membership and Function – Audit Committee” and is incorporated herein by reference. Information on beneficial ownership reporting compliance will be contained under the caption “Delinquent Section 16(a) Reports”, if applicable, in our 2025 Proxy Statement and is incorporated herein by reference. Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2025 Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.  We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com. Information about the Company’s insider trading policy is contained in our 2025 Proxy Statement under the caption “Corporate Governance – Insider Trading Policy” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between KORU Medical Systems, Inc., a New York corporation, and KORU Medical Systems, Inc., a Delaware corporation (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(i)	Certificate of Incorporation of KORU Medical Systems, Inc. effective May 16, 2023 (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(ii)	Bylaws of KORU Medical Systems, Inc. (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.1	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.2	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021).

10.3	Form of Non-Qualified Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.4	Form of Incentive Stock Option (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.5	Form of Performance Share Unit Award Agreement**

10.6	Form of Restricted Stock Unit Award Agreement**

10.7	Non-Employee Director Compensation**

10.8	Manufacturing and Supply Agreement dated as of November 11, 2020 between KORU Medical Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 12, 2020). Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.9	Employment Agreement effective as of March 15, 2021 between KORU Medical Systems, Inc. and Linda Tharby (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).* †

10.10	Amended and Restated Employment Agreement effective as of July 18, 2024 between KORU Medical Systems, Inc. and Christopher Pazdan (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2024).* †

10.11	Employment Agreement effective as of October 20, 2021 between KORU Medical Systems, Inc. and Thomas Adams (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 3, 2022).*

10.12	First Amendment to Employment Agreement effective as of August 1, 2023 between Thomas Adams and KORU Medical Systems, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 2, 2023).* †

10.13	Employment Agreement effective as of November 6, 2023 between KORU Medical Systems, Inc. and Kenneth Miller (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 8, 2023).*

continued

Exhibit No.	Description

10.14	Lease dated as of January 21, 2022 between the Company and Breit Industrial Canyon NJ1W05 LLC (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 2, 2022).

10.15	Loan and Security Agreement dated as of March 8, 2024 by and between KORU Medical Systems, Inc. and HSBC Ventures USA Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).+

10.16	Stock Purchase Warrant issued to HSBC Ventures USA Inc. issued on March 8, 2024 (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).

19	KORU Medical Systems, Inc. Insider Trading Policy**

23.1	Consent of MMQ & Associates, P.C. (filed herewith).

23.2	Consent of Cherry Bekaert LLP (filed herewith).

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Clawback Policy**

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

+	Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

*	Denotes management compensatory agreement or arrangement.

†	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

Dated: March 12, 2025	/s/ Linda Tharby
Linda Tharby
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Linda Tharby and Thomas Adams, and each of them, acting individually, as her or his attorney-in-fact, each with full power of substitution and resubstitution, for her or him and in her or his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Tharby Linda Tharby	President, Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2025

/s/ Thomas Adams Thomas Adams	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2025

/s/ R. John Fletcher R. John Fletcher	Chairman of the Board and Director	March 12, 2025

/s/ Edward Wholihan Edward Wholihan	Director	March 12, 2025

/s/ Robert A. Casella Robert A. Casella	Director	March 12, 2025

/s/ Joseph M. Manko, Jr. Joseph M. Manko, Jr.	Director	March 12, 2025

/s/ Shahriar Matin Shahriar Matin	Director	March 12, 2025

/s/ Donna French Donna French	Director	March 12, 2025