Form 10-Q
period 2025-03-31
KORU Medical Systems, Inc.
filed 2025-05-07
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 7, 2025, 46,140,996 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,735,834	$9,580,947
Accounts receivable less allowance for credit losses of $0 as of March 31, 2025 and December 31, 2024	5,949,411	5,720,750
Inventory	3,278,646	2,803,669
Other receivables	321,167	277,193
Prepaid expenses	713,970	749,851
TOTAL CURRENT ASSETS	18,999,028	19,132,410
Property and equipment, net	4,533,949	4,290,515
Intangible assets, net of accumulated amortization of $475,891 and $458,538 as of March 31, 2025 and December 31, 2024, respectively	716,326	730,279
Operating lease right-of-use assets	2,867,894	2,966,341
Other assets	98,970	98,970
TOTAL ASSETS	$27,216,167	$27,218,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,013,578	$1,649,969
Accrued expenses	3,977,987	3,924,184
Note payable	137,180	271,152
Other liabilities	110,097	29,269
Accrued payroll and related taxes	1,038,717	811,401
Financing lease liability – current	117,105	115,587
Operating lease liability – current	404,613	400,258
TOTAL CURRENT LIABILITIES	7,799,277	7,201,820
Financing lease liability, net of current portion	174,259	202,613
Operating lease liability, net of current portion	2,897,600	3,000,403
TOTAL LIABILITIES	10,871,136	10,404,836

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,561,498 and 49,377,617 shares issued 46,140,996 and 45,957,115 shares outstanding as of March 31, 2025, and December 31, 2024, respectively	495,615	493,776
Additional paid-in capital	50,277,053	49,581,303
Treasury stock, 3,438,526 and 3,438,526 shares as of March 31, 2025 and December 31, 2024, respectively, at cost	(3,882,494)	(3,882,494)
Accumulated deficit	(30,545,143)	(29,378,906)
TOTAL STOCKHOLDERS’ EQUITY	16,345,031	16,813,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,216,167	$27,218,515

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

NET REVENUES	$9,635,075	$8,197,798
Cost of goods sold	3,588,740	3,094,500
Gross Profit	6,046,335	5,103,298

OPERATING EXPENSES
Selling, general and administrative	5,959,374	5,357,620
Research and development	1,114,609	1,475,674
Depreciation and amortization	217,357	231,370
Total Operating Expenses	7,291,340	7,064,664

Net Operating Loss	(1,245,005)	(1,961,366)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	5,588	(11,479)
Loss on disposal of fixed assets, net	—	(300)
Interest income, net	73,180	37,187
TOTAL OTHER INCOME	78,768	25,408

LOSS BEFORE INCOME TAXES	(1,166,237)	(1,935,958)

Income Tax Benefit	—	—

NET LOSS	$(1,166,237)	$(1,935,958)

NET LOSS PER SHARE

Basic & Diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	45,981,826	45,712,224

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,166,237)	$(1,935,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	697,590	699,718
Depreciation and amortization	217,357	231,370
Loss on disposal of fixed assets	—	300
Non-cash lease adjustments	—	(5,497)
Changes in operating assets and liabilities:
Accounts receivable	(228,661)	(607,125)
Inventory	(474,977)	333,989
Prepaid expenses and other assets	(8,094)	387,880
Other liabilities	80,828	(54,867)
Accounts payable	363,608	798,992
Accrued payroll and related taxes	227,316	56,500
Accrued expenses	53,803	(252,022)
NET CASH USED IN OPERATING ACTIVITIES	(237,467)	(346,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(443,438)	(133,083)
Purchases of intangible assets	(3,400)	(0)
NET CASH USED IN INVESTING ACTIVITIES	(446,838)	(133,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on insurance finance indebtedness	(133,973)	(155,313)
Payments on finance lease liability	(26,835)	(26,807)
NET CASH USED IN FINANCING ACTIVITIES	(160,808)	(182,120)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(845,113)	(661,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,580,947	11,482,240
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,735,834	$10,820,317

Supplemental Information
Cash paid during the periods for:
Interest	$5,385	$12,296
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

Three Months Ended March 31, 2024

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771
Issuance of stock-based compensation	53,725	537	123,267	—	—	123,804
Compensation expense related to stock options	—	—	393,113	—	—	393,113
Compensation related to restricted stock	—	—	130,676	—	—	130,676
Issuance of warrants	—	—	52,125	—	—	52,125
Net loss	—	—	—	(1,935,958)	—	(1,935,958)
BALANCE, MARCH 31, 2024	49,143,589	$491,436	$47,717,888	$(25,248,231)	$(3,843,562)	$19,117,531

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

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2024 (“Annual Report”).  In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2025 the Company held cash and cash-equivalents of $8.7 million, the majority of which was held in a secured US-treasury money market fund.

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

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

REVENUE RECOGNITION

Our revenues are derived from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) pharma services and clinical trials.  Our domestic and international core revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the KORU Medical infusion system, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Pharma services and clinical trials consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOMTM System for clinical and commercial use across multiple drug categories.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contact asset, which is included in other receivables in the accompanying balance sheet, of $298,397 and $222,623 as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes net revenues by geography for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024
Revenues
Domestic	$7,205,633	$6,384,083
International	2,429,442	1,813,715
Total	$9,635,075	$8,197,798

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses for the quarter ended March 31, 2025 nor March 31, 2024.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	March 31, 2025	December 31, 2024

Furniture and office equipment	$1,443,144	$1,433,622
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	4,806,537	4,376,147
Total property and equipment	8,203,334	7,763,422
Less: accumulated depreciation and amortization	(3,669,385)	(3,472,907)
Property and equipment, net	$4,533,949	$4,290,515

NOTE 3 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024 are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to its Chief Executive Officer and former Chief Commercial Officer, respectively.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of March 31, 2025, there were 2,035,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of March 31, 2025, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of March 31, 2025, there were 749,860 shares reserved for outstanding awards and 2,263,201 shares available for issuance under the 2024 Plan.

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

Shares of stock granted for non-employee director fees are recorded at the fair value of the shares at the grant date.

Time-Vesting Stock Options

The following table summarizes the status of the time-based stock options outstanding at March 31, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,687,024	$3.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31	2,687,024	$3.07
Options exercisable at March 31	1,719,254	$3.42

Total stock-based compensation expense for time-vested stock options, included in operating expense in the accompanying statement of operations, was $359,197 for the three months ended March 31, 2025. No cash was received from option exercises for the three months ended March 31, 2025. As of March 31, 2025, the intrinsic value of all time-based stock options was $276,785.

The following table presents information pertaining to time-based stock options outstanding at March 31, 2025:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08-$3.98	2,687,024	7.2 years	$3.07	1,719,254	$3.42

As of March 31, 2025, there was $1,273,600 of total unrecognized compensation cost related to unvested share-based stock compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 25 months.

Performance-Vesting Stock Options

The following table summarizes the activities for our unvested performance-vesting stock option awards for the three months ended March 31, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	133,334	$1.48
Granted	—	—
Vested	—	—
Forfeited/canceled	—	—
Unvested at December 31	133,334	$1.48

Total stock-based compensation expense for performance-vesting stock options was $0 for the three months ended March 31, 2025. No cash was received from option exercises for the three months ended March 31, 2025.

As of March 31, 2025, there was $183,206 of unrecognized compensation cost related to unvested employee performance-vesting stock options. This amount is expected to be recognized over a weighted-average period of 33 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the three months ended March 31, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,269,937	$2.54
Granted	10,000	$3.94
Vested	(145,725)	$2.97
Forfeited/canceled	—	—
Unvested at March 31	1,134,212	$2.49

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statement of operations, was $227,860 for the three months ended March 31, 2025.

As of March 31, 2025, there was $1,079,786 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 41 months.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 31, 2025 the loan and security agreement was amended to extend the maturity of the revolving credit facility to December 31, 2026 and the interest-only portion of the term loan facility to October 1, 2026. In addition, certain other covenants were also modified. As of March 31, 2025, there were no outstanding borrowings under the term loan nor the revolving credit facility.

On August 1, 2024, the Company renewed its commercial insurance premium finance and security agreement with its insurance provider for the insurance period covering July 1, 2024 through June 30, 2025. As of March 31, 2025, the aggregate principal amount of the note was $137,180. The note bears an annual interest rate of 9.5%. The Company retains the right to terminate the agreement at any time and pay the remaining balance in full along with a minimal penalty.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024

Operating lease cost	$125,084	$111,548
Short-term lease cost	3,386	3,460
Total lease cost	$128,470	$115,008

Finance lease cost:
Amortization of right-of-use assets	$28,896	$28,896
Interest on lease liabilities	4,490	6,053
Total finance lease cost	$33,386	$34,949

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,363	$120,365
Financing cash flows from finance leases	32,859	32,859

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases	4.8 Years	5.1 Years
Finance leases	2.5 Years	2.7 Years

Weighted Average Discount Rate
Operating leases	6.47%	6.52%
Finance leases	6.40%	6.34%

Maturities of lease liabilities are as follows:

Three Months Ending March 31,	Operating Leases	Finance Leases
Remainder of 2025	$400,484	$98,578
2026	533,979	131,437
2027	533,979	74,194
2028	520,985	6,180
2029	501,595	—
Thereafter	1,332,008	—
Total undiscounted lease payments	3,823,030	310,389
Less: imputed interest	(520,817)	(19,025)
Total lease liabilities	$3,302,213	$291,364

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of zero for the three months ended March 31, 2025, and 2024, which is lower than the statutory tax rate at 21% primarily due to the valuation allowance established against the net deferred tax assets.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes.  After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence, we maintained the full valuation allowance against our net deferred tax assets.  As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for years prior to fiscal 2021 are no longer subject to examination by tax authorities. The Company was previously under audit for tax year 2022 but has since received notification from the Internal Revenue Services that the Company is no longer under audit.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and may again become involved in legal proceedings, claims and litigation arising in the ordinary course of business.  The Company is not presently a party to any litigation or other legal proceeding that is believed to be material to its financial condition.

NOTE 8 — SUBSEQUENT EVENTS

Newly enacted tariffs and other trade restrictions have recently been imposed by the United States and other countries around the world. It is unclear at this time what impact, if any, these actions may have on the Company’s business.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with inflation, tariffs, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, future operating results, growth of new patient starts and the Ig market, our compliance with Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOMTM System, demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding need for additional financing.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our revenues derive from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) pharma services and clinical trials.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOMTM System, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Pharma services and clinical trials revenues consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOMTM System for clinical and commercial use.

The Company ended the first quarter of 2025 with $9.6 million in net revenues, a 17.5% increase compared to $8.2 million in the same period last year. Revenues were driven by growth in our core domestic and international business of 16.4% and 35.6%, respectively, partially offset with a decrease of 38.6% in our pharma services and clinical trials business.

Gross profit for the first quarter of 2025 was $6.0 million, an 18.5% increase compared to $5.1 million in the same period last year, primarily driven by additional revenue from volume growth in our core domestic and international businesses. Gross margin was 62.8% for the three months ended March 31, 2025, an increase from 62.3% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the first quarter of 2025 were $7.3 million, compared to $7.1 million for the same period last year, driven by an increase of $0.6 million in selling, general, and administrative expenses offset by a decrease of $0.4 million in research and development expenses.

Current uncertainties about increases in tariffs on imported products may have an adverse effect on our Company. In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal on the countries with which the United States has the largest trade deficits. We are evaluating the potential impacts of these tariffs, as well as our ability to mitigate their related impacts. We do not currently expect these announced tariffs to have a material affect on our revenues and cost of goods.

RESULTS OF OPERATIONS

Three months ended March 31, 2025, compared to March 31, 2024

Net Revenues

The following table summarizes our net revenues for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Change from Prior Year			% of Net Revenues
	2025	2024	$	%		2025	2024
Net Revenues
Domestic Core	$6,927,964	$5,953,865	$974,099	16.4%		71.9%	72.6%
International Core	2,428,662	1,790,483	638,179	35.6%		25.2%	21.8%
Total Core	9,356,626	7,744,348	1,612,278	20.8%		97.1%	94.5%
Pharma Services and Clinical Trials	278,449	453,450	(175,001)	(38.6%	)	2.9%	5.5%
Total	$9,635,075	$8,197,798	$1,437,277	17.5%		100%	100%

Total net revenues increased $1.4 million, or 17.5%, to $9.6 million for the three months ended March 31, 2025, as compared to $8.2 million in the prior year period. Domestic core revenues were $6.9 million, an increase of 16.4% over the prior year period, primarily due to higher pump and consumable volumes, driven by new patient starts and market share gains within new and existing accounts, supported by a strong underlying SCIg market. International core revenues were $2.4 million, an increase of 35.6% over the prior year period, primarily due to higher pump and consumable volumes, driven by geographical expansion and a tender win with an Ig pharma partner. International growth was impacted by approximately $0.4 million of distributor stocking to support expansion, compared to $0.3 million of distributor stocking in the prior year as a result of the BSI regulatory review process. Pharma services and clinical trials net revenues were $0.3 million, a decrease of 38.6% over the prior year period, primarily due to lower clinical trial revenue.

Gross Profit

Our gross profit for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$6,046,335	$5,103,298	$943,037	18.5%
Gross Margin	62.8%	62.3%

Gross profit increased $0.9 million, or 18.5%, to $6.0 million in the three months ended March 31, 2025, as compared to $5.1 million in the prior year period. Gross margin increased to 62.8% in the three months ended March 31, 2025, as compared to 62.3% in the prior year period.  The increase in gross margin was primarily driven by favorable changes in product revenue mix.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$5,959,374	$5,357,620	$601,754	11.2%
Research and development	1,114,609	1,475,674	(361,065)	(24.5%	)
Depreciation and amortization	217,357	231,369	(14,013)	(6.1%	)
Total Operating Expenses	$7,291,340	$7,064,664	$226,676	3.2%

Selling, general and administrative expenses increased $0.6 million, or 11.2%, to $6.0 million during the three months ended March 31, 2025, as compared to $5.4 million in the prior year period. The increase in selling, general and administrative expenses was primarily driven by increases in compensation-related expenses related to product development, higher stock compensation expenses, and legal fees, partially offset by lower severance, recruiting, and consulting expenses.

Research and development expenses decreased $0.4 million, or 24.5%, to $1.1 million during the three months ended March 31, 2025, as compared to $1.5 million in the prior year period, primarily due to timing of project spend related to our new product development.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended March 31, 2024, as compared to $0.2 million in the prior year period, primarily driven by timing of projects and related capital spending.

Net Loss

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
Net Loss	$(1,166,237)	$(1,935,958)	$769,721	39.8%

Our net loss decreased $0.8 million in the three months ended March 31, 2025, as compared to the prior year period, primarily driven by an increase in gross profit of $0.9 million, driven by increased revenues, partially offset by operating expense increases of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.7 million as of March 31, 2025.  Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $3.3 million at March 31, 2025, which reflects an increase of $0.5 million from December 31, 2024.

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our credit facility, take on additional debt, raise capital through issuance of equity, or utilize a combination of the above. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our new credit facility or seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or planned expansion.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(237,467)	$(346,720)
Net cash used in investing activities	$(446,838)	$(133,083)
Net cash used in financing activities	$(160,808)	$(182,120)

Operating Activities

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2025, as compared to $0.3 million in the prior year period. This net cash usage of $0.2 million was primarily due to the net loss of $1.2 million, an increase in accounts receivable of $0.2 million, and increases in inventory of $0.5 million, partially offset by increases in accounts payable of $0.4 million, expense and payroll related accruals of $0.3 million, and other liabilities of $0.1 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $0.7 million, and depreciation and amortization expense of $0.2 million.

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2024. This net cash usage was primarily due to the net loss of $1.9 million, an increase in accounts receivable of $0.3 million, a reduction of accrued expenses of $0.2 million driven by payment of 2023 bonuses, offset by an increase in accounts payable of $0.8 million, a decrease in inventory of $0.3 million, and non-cash items including stock-based compensation expense of $0.7 million, and depreciation and amortization expense of $0.2 million.

Investing Activities

Net cash used in investing activities of $0.4 million for the three months ending March 31, 2025, was for capital expenditures for manufacturing equipment related to our new consumables production lines.

Net cash used in investing activities of $0.1 million for the three months ending March 31, 2024, was for capital expenditures for research and development and office equipment.

Financing Activities

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2025 was due primarily to payments on our note payable for insurance premium financing.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2024, was due to payments on our note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Changes in tariff and trade policies by the US administration, and uncertainties with respect to such policies, may have an adverse impact on our costs of goods and gross margin.

In April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. The U.S. and/or countries from which we source raw materials may, in the future, adjust and/or impose new quotas, duties, tariffs or reciprocal tariffs or other restrictions which may affect our operations and our ability to purchase raw materials at reasonable prices, which may negatively affect our costs of goods sold and gross margin. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs.

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

KORU MEDICAL SYSTEMS, INC.

May 7, 2025	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

May 7, 2025	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)