Form 10-Q
period 2025-06-30
KORU Medical Systems, Inc.
filed 2025-08-06
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 6, 2025, 46,234,957 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,054,716	$9,580,947
Accounts receivable less allowance for credit losses of $0 as of June 30, 2025 and December 31, 2024	4,929,071	5,720,750
Inventory	3,947,843	2,803,669
Other receivables	161,190	277,193
Prepaid expenses	486,524	749,851
TOTAL CURRENT ASSETS	17,579,344	19,132,410
Property and equipment, net	4,370,629	4,290,515
Intangible assets, net of accumulated amortization of $493,244 and $458,538 as of June 30, 2025 and December 31, 2024, respectively	698,974	730,279
Operating lease right-of-use assets	2,768,376	2,966,341
Other assets	98,970	98,970
TOTAL ASSETS	$25,516,293	$27,218,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,094,539	$1,649,969
Accrued expenses	3,635,525	3,924,184
Note payable	—	271,152
Other liabilities	104,102	29,269
Accrued payroll and related taxes	688,942	811,401
Financing lease liability – current	118,647	115,587
Operating lease liability – current	409,019	400,258
TOTAL CURRENT LIABILITIES	6,050,774	7,201,820
Financing lease liability, net of current portion	145,469	202,613
Operating lease liability, net of current portion	2,793,676	3,000,403
TOTAL LIABILITIES	8,989,919	10,404,836

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,655,459 and 49,377,617 shares issued 46,234,957 and 45,957,115 shares outstanding as of June 30, 2025, and December 31, 2024, respectively	496,555	493,776
Additional paid-in capital	50,664,323	49,581,303
Treasury stock, 3,438,526 shares as of June 30, 2025 and December 31, 2024, at cost	(3,882,494)	(3,882,494)
Accumulated deficit	(30,752,010)	(29,378,906)
TOTAL STOCKHOLDERS’ EQUITY	16,526,374	16,813,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,516,293	$27,218,515

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET REVENUES	$10,194,800	$8,430,089	$19,829,875	$16,627,887
Cost of goods sold	3,719,031	2,950,339	7,307,771	6,044,839
Gross Profit	6,475,769	5,479,750	12,522,104	10,583,048

OPERATING EXPENSES
Selling, general and administrative	5,384,148	5,319,688	11,343,522	10,677,308
Research and development	1,194,789	1,134,232	2,309,398	2,609,907
Depreciation and amortization	209,487	217,864	426,844	449,233
Total Operating Expenses	6,788,424	6,671,784	14,079,764	13,736,448

Net Operating Loss	(312,655)	(1,192,034)	(1,557,660)	(3,153,400)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	44,193	(10,680)	49,781	(22,159)
Loss on disposal of fixed assets, net	—	—	—	(300)
Interest income, net	78,951	213,999	152,130	251,186
TOTAL OTHER INCOME	123,144	203,319	201,911	228,727

LOSS BEFORE INCOME TAXES	(189,511)	(988,715)	(1,355,749)	(2,924,673)

Income Tax Expense	(17,356)	—	(17,356)	—

NET LOSS	$(206,867)	$(988,715)	$(1,373,105)	$(2,924,673)

NET LOSS PER SHARE

Basic & Diluted	$(0.00)	$(0.02)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	46,193,709	45,811,373	46,088,353	45,761,799

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,373,105)	$(2,924,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	1,113,334	1,314,384
Depreciation and amortization	426,844	449,233
Loss on disposal of fixed assets	—	300
Non-cash lease adjustments	—	(10,994)
Changes in operating assets and liabilities:
Accounts receivable	791,679	(1,800,871)
Inventory	(1,144,174)	892,551
Prepaid expenses and other assets	379,330	774,313
Other liabilities	74,833	(64,731)
Accounts payable	(555,430)	620,498
Accrued payroll and related taxes	(122,459)	(18,691)
Accrued expenses	(288,659)	433,296
NET CASH USED IN OPERATING ACTIVITIES	(697,807)	(335,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(472,252)	(257,367)
Purchases of intangible assets	(3,400)	(24,216)
NET CASH USED IN INVESTING ACTIVITIES	(475,652)	(281,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on insurance finance indebtedness	(271,152)	(314,344)
Payments on finance lease liability	(54,084)	(53,995)
Payments for taxes related to net share settlement of equity awards	(27,536)	(38,932)
NET CASH USED IN FINANCING ACTIVITIES	(352,772)	(407,271)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,526,231)	(1,024,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,580,947	11,482,240
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,054,716	$10,458,001

Supplemental Information
Cash paid during the periods for:
Interest	$7,563	$20,491
Income taxes	$17,356	$—

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended June 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

Issuance of stock-based compensation	93,961	940	96,560	—	—	97,500
Compensation expense related to stock options	—	—	147,944	—	—	147,944
Compensation related to restricted stock	—	—	142,766	—	—	142,766
Net loss	—	—	—	(206,867)	—	(206,867)
BALANCE, JUNE 30, 2025	49,655,459	$496,555	$50,664,323	$(30,752,010)	$(3,882,494)	$16,526,374

Three and Six Months Ended June 30, 2024

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771
Issuance of stock-based compensation	53,725	537	123,267	—	—	123,804
Compensation expense related to stock options	—	—	393,113	—	—	393,113
Compensation related to restricted stock	—	—	130,676	—	—	130,676
Issuance of warrants	—	—	52,125	—	—	52,125
Net loss	—	—	—	(1,935,958)	—	(1,935,958)
BALANCE, MARCH 31, 2024	49,143,589	$491,436	$47,717,888	$(25,248,231)	$(3,843,562)	$19,117,531

Issuance of stock-based compensation	41,138	411	136,020	—	(38,932)	97,500
Compensation expense related to stock options	—	—	401,218	—	—	401,218
Compensation related to restricted stock	55,061	551	63,434	—	—	63,984
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(988,715)	—	(988,715)
BALANCE, JUNE 30, 2024	49,239,788	$492,398	$48,331,591	$(26,236,946)	$(3,882,493)	$18,704,550

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

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2025 the Company held cash and cash-equivalents of $8.1 million, the majority of which was held in a secured US-treasury money market fund.

PATENTS

Costs incurred in obtaining patents have been capitalized and are being amortized over the legal life of the patents.

STOCK-BASED COMPENSATION

The Company maintains an omnibus equity incentive plan under which it grants options and other equity incentive awards to certain executives, employees and consultants, as well as shares of common stock to non-employee directors.

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

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

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

Rebates are provided to distributors for the difference in selling price to distributors and pricing specified to select customers.  In addition, rebates are provided to customers for meeting growth targets.  Provisions for both distributor pricing and customer growth rebates are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded or when it is probable the growth target will be achieved.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contact asset, which is included in other receivables in the accompanying balance sheet, of $161,190 and $222,623 as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes net revenues by geography for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Domestic	$8,012,272	$6,779,298	$15,217,904	$13,163,381
International	2,182,528	1,650,791	4,611,971	3,464,506
Total	$10,194,800	$8,430,089	$19,829,875	$16,627,887

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses for the quarters ended June 30, 2025 nor June 30, 2024.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	June 30, 2025	December 31, 2024

Furniture and office equipment	$1,443,144	$1,433,622
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	4,835,351	4,376,147
Total property and equipment	8,232,148	7,763,422
Less: accumulated depreciation and amortization	(3,861,519)	(3,472,907)
Property and equipment, net	$4,370,629	$4,290,515

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

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of June 30, 2025, there were 2,035,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of June 30, 2025, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of June 30, 2025, there were 1,361,150 shares reserved for outstanding awards and 1,651,911 shares available for issuance under the 2024 Plan.

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

Time-Vesting Stock Options

The following table summarizes the status of the time-based stock options outstanding at June 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,687,024	$3.07
Granted	234,445	$3.21
Exercised	(63,002)	$2.22
Forfeited	(189,006)	$2.22
Outstanding at June 30	2,669,461	$3.17
Options exercisable at June 30	1,723,752	$3.42

Total stock-based compensation expense for time-vested stock options, included in operating expense in the accompanying statement of operations, was $159,601 and $521,269 for the three and six months ended June 30, 2025, respectively. No cash was received from option exercises for the six months ended June 30, 2025. As of June 30, 2025, the intrinsic value of all time-based stock options was $1,414,464.

The following table presents information pertaining to time-based stock options outstanding at June 30, 2025:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08-$3.98	2,669,461	7.03 years	$3.17	1,723,752	$3.42

As of June 30, 2025, there was $1,174,249 of total unrecognized compensation cost related to time-vested stock option awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 23 months.

Performance-Vesting Stock Options

The following table summarizes the activities for our unvested performance-vesting stock option awards for the six months ended June 30, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Outstanding at January 1	155,334	$1.48
Granted	—	$—
Exercised	(22,000)	$1.48
Vested	—	$—
Forfeited/canceled	(133,334)	$1.48
Outstanding at June 30	—	$—

Total stock-based compensation expense for performance-vesting stock options was $0 for the six months ended June 30, 2025. No cash was received from option exercises for the six months ended June 30, 2025.

As of June 30, 2025, there was $0 of unrecognized compensation cost related to unvested employee performance-vesting stock options.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the six months ended June 30, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,269,937	$2.54
Granted	445,399	$3.71
Vested	(199,750)	$3.06
Forfeited/canceled	(46,777)	$1.98
Unvested at June 30	1,468,809	$2.89

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statement of operations, was $170,302 and $398,162 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2025, there was $2,128,494 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 26 months.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 31, 2025 the loan and security agreement was amended to extend the maturity of the revolving credit facility to December 31, 2026 and the interest-only portion of the term loan facility to October 1, 2026. In addition, certain other covenants were also modified. As of June 30, 2025, there were no outstanding borrowings under the term loan nor the revolving credit facility.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating lease cost	$132,502	$112,806	$257,587	$224,354
Short-term lease cost	2,700	556	6,086	4,016
Total lease cost	$135,202	$113,362	$263,673	$228,370

Finance lease cost:
Amortization of right-of-use assets	$28,896	$28,896	$57,793	$57,793
Interest on lease liabilities	4,085	5,671	8,575	11,724
Total finance lease cost	$32,981	$34,567	$66,368	$69,517

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$261,117	$244,879
Financing cash flows from finance leases	65,718	65,718

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases	4.6 Years	5.1 Years
Finance leases	2.2 Years	2.7 Years

Weighted Average Discount Rate
Operating leases	6.42%	6.52%
Finance leases	6.47%	6.34%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2025	$266,990	$65,718
2026	533,979	131,437
2027	533,979	74,194
2028	520,985	6,180
2029	501,595	—
Thereafter	1,332,009	—
Total undiscounted lease payments	3,689,537	277,529
Less: imputed interest	(486,842)	(13,413)
Total lease liabilities	$3,202,695	$264,116

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $17,356 and zero for the six months ended June 30, 2025, and 2024, respectively.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company has been and continues to be involved in legal proceedings, claims and litigation arising in the ordinary course of business.  The Company is not presently a party to any litigation or other legal proceedings that is believed to be material to its financial condition.

NOTE 8 — SUBSEQUENT EVENTS

Newly enacted tariffs and other trade restrictions have recently been imposed by the United States and other countries around the world. At this time, we expect tariff-related charges to have a gross margin impact of less than 100 bps on an annualized basis.

The Company renewed its commercial insurance premium finance and security agreement with its insurance provider on July 16, 2025 with an aggregate principal amount of the note of $406,751, for the insurance period covering July 1, 2025 – June 30, 2026. The Company retains the right to terminate the agreement at any time and pay the remaining balance in full along with a minimal penalty.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with inflation, tariffs, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, future operating results, growth of new patient starts and the Ig market, our compliance with Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOMTM System, demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding need for additional financing and impact of tariff-related charges.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company ended the second quarter of 2025 with $10.2 million in net revenues, a 20.9% increase compared to $8.4 million in the same period last year. Revenues were driven by growth in our core domestic and international business of 15.3% and 33.9%, respectively, as well as with an increase of 42.1% in our pharma services and clinical trials business.

Gross profit for the second quarter of 2025 was $6.5 million, an 18.2% increase compared to $5.5 million in the same period last year, primarily driven by additional revenue from volume growth in our core domestic and international businesses. Gross margin was 63.5% for the three months ended June 30, 2025, a decrease from 65.0% in the prior year period due to a one-time inventory valuation adjustment in the prior year. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the second quarter of 2025 were $6.8 million, compared to $6.7 million for the same period last year, driven by an increase in selling, general, and administrative expenses, and research and development expenses.

During the second quarter of 2025, we incurred tariff-related charges of $0.1 million. At this time, we expect tariff-related charges to have a gross margin impact of less than 100 bps on an annualized basis.

RESULTS OF OPERATIONS

Three months ended June 30, 2025, compared to June 30, 2024

Net Revenues

The following table summarizes our net revenues for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Change from Prior Year		% of Net Revenues
	2025	2024	$	%	2025	2024
Net Revenues
Domestic Core	$7,097,285	$6,156,098	$941,187	15.3%	69.6%	73.0%
International Core	2,180,111	1,628,191	551,920	33.9%	21.4%	19.3%
Total Core	9,277,396	7,784,289	1,493,107	19.2%	91.0%	92.3%
Pharma Services and Clinical Trials	917,404	645,800	271,604	42.1%	9.0%	7.7%
Total	$10,194,800	$8,430,089	$1,764,711	20.9%	100%	100%

Total net revenues increased $1.8 million, or 20.9%, to $10.2 million for the three months ended June 30, 2025, as compared to $8.4 million in the prior year period. Domestic core revenues were $7.1 million, an increase of 15.3% over the prior year period, primarily due to higher consumable volumes, driven by new patient starts and market share gains from new and existing accounts, supported by a strong underlying SCIg market. International core revenues were $2.2 million, an increase of 33.9% over the prior year period, primarily due to higher consumable and pump volumes, driven by prefill patient conversions, new patient starts, and market share gains within existing markets, and entry into new geographic markets. Pharma services and clinical trials net revenues were $0.9 million, an increase of 42.1% over the prior year period, primarily driven by higher revenues from product sales for clinical trials.

Gross Profit

Our gross profit for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$6,475,770	$5,479,750	$996,020	18.2%
Gross Margin	63.5%	65.0%

Gross profit increased $1.0 million, or 18.2%, to $6.5 million in the three months ended June 30, 2025, as compared to $5.5 million in the prior year period. Gross margin decreased to 63.5% in the three months ended June 30, 2025, as compared to 65.0% in the prior year period. The decrease in gross margin was primarily driven by a favorable inventory valuation adjustment that occurred in the prior year period and tariff related charges in the current year, partially offset by volume efficiencies, and stronger margins in our pharma services and clinical trial business due to revenue mix.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$5,384,148	$5,319,688	$64,460	1.2%
Research and development	1,194,789	1,134,232	60,557	5.3%
Depreciation and amortization	209,487	217,864	(8,377)	(3.8%	)
Total Operating Expenses	$6,788,424	$6,671,784	$116,640	1.7%

Selling, general and administrative expenses increased $0.06 million, or 1.2%, to $5.4 million during the three months ended June 30, 2025, as compared to $5.3 million in the prior year period. The increase in selling, general and administrative expenses was primarily driven by increases in recruiting expenses related to the Chief Commercial Officer search, partially offset by lower compensation-related expenses related to timing of hiring that role.

Research and development expenses increased $0.06 million, or 5.3%, to $1.2 million during the three months ended June 30, 2025, as compared to $1.1 million in the prior year period, primarily due to higher temporary headcount spend related to our new product development.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended June 30, 2024, as compared to $0.2 million in the prior year period.

Net Loss

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
Net Loss	$(206,867)	$(988,715)	$781,848	79.1%

Our net loss decreased to $0.2 million in the three months ended June 30, 2025, as compared to the prior year period, primarily driven by an increase in gross profit of $1.0 million due to increased revenues, partially offset by an operating expense increase of $0.1 million.

Six months ended June 30, 2025, compared to June 30, 2024

Net Revenues

The following table summarizes our net revenues for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,		Change from Prior Year		% of Net Revenues
	2025	2024	$	%	2025	2024
Net Revenues
Domestic Core	$14,025,250	$12,109,963	$1,915,287	15.8%	70.7%	72.8%
International Core	4,608,773	3,418,674	1,190,099	34.8%	23.2%	20.6%
Total Core	18,634,023	15,528,637	3,105,386	20.0%	94.0%	93.4%
Pharma Services and Clinical Trials	1,195,852	1,099,250	96,602	8.8%	6.0%	6.6%
Total	$19,829,875	$16,627,887	$3,201,988	19.3%	100%	100%

Total net revenues increased $3.2 million, or 19.3% to $19.8 million, for the six months ended June 30, 2025, as compared with the same prior year period. Domestic core revenues increased by 15.8% to $14.0 million, primarily due to volume growth in pumps and consumables, driven by new patients starts and market share gains. International core revenues increased by 34.8% to $4.6 million, primarily due to higher consumable and pump volumes, driven by prefill patient conversions, new patient starts, and market share gains within existing markets, and entry into new geographic markets. Pharma services and clinical trials net revenues increased by $0.1 million, or 8.8% to $1.2 million in the six months ended June 30, 2025, as compared to the prior year period, driven by Phase 3 clinical trial orders.

Gross Profit

Our gross profit for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$12,522,104	$10,583,048	$1,939,057	18.3%
Gross Margin	63.1%	63.6%

Gross profit increased by $1.9 million or 18.3% in the six months ended June 30, 2025, as compared with the same prior year period. The increase in the first half of 2025 was driven by an increase in net revenues of $3.2 million as described above. Gross margin decreased to 63.1% in the six months ended June 30, 2025, as compared with 63.6% in the prior year period. The decrease in gross margin was primarily driven by a favorable inventory valuation adjustment that occurred in the prior year period and tariff related charges in the current year, partially offset by volume efficiencies.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$11,343,522	$10,677,308	$666,214	6.2%
Research and development	2,309,398	2,609,907	(300,509)	(11.5%	)
Depreciation and amortization	426,844	449,233	(22,390)	(5.0%	)
Total Operating Expenses	$14,079,764	$13,736,448	$343,315	2.5%

Selling, general and administrative expenses increased $0.7 million, or 6.2%, during the six months ended June 30, 2025, as compared with the prior year period, primarily due to increases in compensation and benefits expense, legal, and audit fees.

Research and development expenses decreased $0.3 million, or 11.5% during the six months ended June 30, 2025, as compared with the same prior year period, primarily due to lower project spend for outsourced activities.

Depreciation and amortization expense remained flat at $0.4 million in the six months ended June 30, 2025, as compared with $0.4 million in the same prior year period.

Net Loss

	Six Months Ended June 30,				Change from Prior Year
	2025		2024		$	%
Net Loss	$(1,373,104)		$(2,924,673)		$1,551,569	53.1%
Stated as a Percentage of Net Revenues	(6.9%	)	(17.6%	)

Our net loss decreased $1.6 million in the six months ended June 30, 2025, as compared with the same prior year period, mostly driven by an increase in gross profit of $1.9 million or 18.3%, partially offset by an increase in operating expenses of $0.3 million or 2.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.1 million as of June 30, 2025.  Our principal source of operating cash inflows is from sales of our products. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $3.9 million at June 30, 2025, which reflects an increase of $1.1 million from December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash used in operating activities	$(697,807)	$(335,385)
Net cash used in investing activities	$(475,652)	$(281,583)
Net cash used in financing activities	$(352,772)	$(407,271)

Operating Activities

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2025, as compared to $0.3 million in the prior year period. This net cash usage of $0.7 million was primarily due to the net loss of $1.3 million, a decrease in accounts receivable and contract assets of $0.9 million and an increase in prepaid expenses of $0.4 million, offset by increases in inventory of $1.1 million and decreases in accounts payable of $0.6 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.1 million, and depreciation and amortization expense of $0.4 million.

Net cash used in operating activities was $0.3 million for the six months ended June 30, 2024, as compared to $4.8 million in the prior year. This net cash usage of $0.3 million was primarily due to the net loss of $2.9 million and an increase in accounts receivable of $1.8 million, which was mostly offset by decreases in inventory of $0.9 million, decreases in pre-paid expenses of $0.8 million, and increases in accounts payable and accruals of $1.0 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.3 million, and depreciation and amortization expense of $0.4 million.

Investing Activities

Net cash used in investing activities of $0.5 million for the six months ending June 30, 2025, was due to capital expenditures related to purchases of manufacturing equipment for our new consumable and pump production lines.

Net cash used in investing activities of $0.3 million for the six months ending June 30, 2024, was for capital expenditures for research and development and manufacturing equipment.

Financing Activities

Net cash used in financing activities of $0.4 million for the six months ended June 30, 2025 was primarily due to payments on our note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

PART II – ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement dated as of June 30, 2025 between KORU Medical Systems, Inc. and Adam Kalbermatten (filed herewith).*

10.2	Nonqualified Stock Option Award dated as of August 1, 2025 between KORU Medical Systems, Inc. and Adam Kalbermatten (filed herewith).*

10.3	Restricted Stock Agreement dated as of July 28, 2025 between KORU Medical Systems, Inc. and Adam Kalbermatten (filed herewith).*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

August 6, 2025	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

August 6, 2025	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)