Form 10-Q
period 2025-09-30
KORU Medical Systems, Inc.
filed 2025-11-12
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 12, 2025, 46,322,655 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,464,019	$9,580,947
Accounts receivable less allowance for credit losses of $0 as of September 30, 2025 and December 31, 2024	5,412,004	5,720,750
Inventory	4,411,710	2,803,669
Other receivables	103,079	277,193
Prepaid expenses	1,028,484	749,851
TOTAL CURRENT ASSETS	19,419,296	19,132,410
Property and equipment, net	4,235,983	4,290,515
Intangible assets, net of accumulated amortization of $510,597 and $458,538 as of September 30, 2025 and December 31, 2024, respectively	681,621	730,279
Operating lease right-of-use assets	2,667,656	2,966,341
Other assets	98,970	98,970
TOTAL ASSETS	$27,103,526	$27,218,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,872,162	$1,649,969
Accrued expenses	4,634,183	3,924,184
Note payable	334,931	271,152
Other liabilities	2,893	29,269
Accrued payroll and related taxes	456,066	811,401
Financing lease liability	120,211	115,587
Operating lease liability	413,486	400,258
TOTAL CURRENT LIABILITIES	7,833,932	7,201,820
Financing lease liability, net of current portion	116,279	202,613
Operating lease liability, net of current portion	2,688,490	3,000,403
TOTAL LIABILITIES	10,638,701	10,404,836

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,713,694 and 49,377,617 shares issued 46,293,192 and 45,957,115 shares outstanding as of September 30, 2025, and December 31, 2024, respectively	497,137	493,776
Additional paid-in capital	51,380,158	49,581,303
Treasury stock, 3,438,526 shares as of September 30, 2025 and December 31, 2024, at cost	(3,882,494)	(3,882,494)
Accumulated deficit	(31,529,976)	(29,378,906)
TOTAL STOCKHOLDERS’ EQUITY	16,464,825	16,813,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,103,526	$27,218,515

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET REVENUES	$10,402,163	$8,179,977	$30,232,038	$24,807,864
Cost of goods sold	4,137,592	2,993,986	11,445,362	9,038,825
Gross Profit	6,264,571	5,185,991	18,786,676	15,769,038

OPERATING EXPENSES
Selling, general and administrative	5,994,661	5,127,658	17,338,183	15,804,966
Research and development	933,107	1,533,845	3,242,505	4,143,751
Depreciation and amortization	204,482	227,785	631,326	677,019
Total Operating Expenses	7,132,250	6,889,288	21,212,014	20,625,736

Net Operating Loss	(867,679)	(1,703,297)	(2,425,338)	(4,856,698)

Non-Operating Income (Expense)
Gain (Loss) on currency exchange	11,790	9,485	61,571	(12,674)
Other income	3,206	—	3,205	(300)
Interest income, net	74,567	112,995	226,698	364,183
TOTAL OTHER INCOME	89,563	122,480	291,474	351,208

LOSS BEFORE INCOME TAXES	(778,116)	(1,580,817)	(2,133,864)	(4,505,490)

Income Tax Refund (Expense)	150	—	(17,206)	—

NET LOSS	$(777,966)	$(1,580,817)	$(2,151,070)	$(4,505,490)

NET LOSS PER SHARE

Basic & Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	46,238,819	45,851,019	46,140,347	45,791,756

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,151,070)	$(4,505,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	1,740,727	1,924,131
Depreciation and amortization	631,326	677,019
Loss on disposal of fixed assets	—	300
Non-cash lease adjustments	—	243,762
Changes in operating assets and liabilities:
Accounts receivable	308,749	(1,119,490)
Inventory	(1,608,041)	(447,017)
Prepaid expenses and other assets	(104,520)	217,652
Other liabilities	(26,379)	(330,773)
Accounts payable	222,193	695,107
Accrued payroll and related taxes	(355,335)	303,927
Accrued expenses	709,999	1,081,539
NET CASH USED IN OPERATING ACTIVITIES	(632,351)	(1,259,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(524,735)	(1,340,994)
Purchases of intangible assets	(3,400)	(42,786)
NET CASH USED IN INVESTING ACTIVITIES	(528,135)	(1,383,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	89,025	—
Borrowings from insurance finance indebtedness	406,751	487,516
Payments on insurance finance indebtedness	(342,972)	(399,867)
Payments on finance lease liability	(81,710)	(81,534)
Payments for taxes related to net share settlement of equity awards	(27,536)	(38,932)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,558	(32,817)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,116,928)	(2,675,930)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,580,947	11,482,240
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,464,019	$8,806,310

Supplemental Information
Cash paid during the periods for:
Interest	$36,690	$46,014

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

Issuance of stock-based compensation	93,961	940	96,560	—	—	97,500
Compensation expense related to stock options	—	—	147,944	—	—	147,944
Compensation related to restricted stock	—	—	142,766	—	—	142,766
Net loss	—	—	—	(206,867)	—	(206,867)
BALANCE, JUNE 30, 2025	49,655,459	$496,555	$50,664,323	$(30,752,010)	$(3,882,494)	$16,526,374

Issuance of stock-based compensation	25,454	254	97,246	—	—	97,500
Compensation expense related to stock options	—	—	254,697	—	—	254,697
Compensation related to restricted stock	—	—	275,195	—	—	275,195
Proceeds from exercise of employee stock options	32,781	328	88,697	—	—	89,025
Net loss	—	—	—	(777,966)	—	(777,966)
BALANCE, SEPTEMBER 30, 2025	49,713,694	$497,137	$51,380,158	$(31,529,976)	$(3,882,494)	$16,464,825

Three and Nine Months Ended September 30, 2024

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771
Issuance of stock-based compensation	53,725	537	123,267	—	—	123,804
Compensation expense related to stock options	—	—	393,113	—	—	393,113
Compensation related to restricted stock	—	—	130,676	—	—	130,676
Issuance of warrants	—	—	52,125	—	—	52,125
Net loss	—	—	—	(1,935,958)	—	(1,935,958)
BALANCE, MARCH 31, 2024	49,143,589	$491,436	$47,717,888	$(25,248,231)	$(3,843,562)	$19,117,531

Issuance of stock-based compensation	41,138	411	136,020	—	(38,932)	97,500
Compensation expense related to stock options	—	—	401,218	—	—	401,218
Compensation related to restricted stock	55,061	551	63,434	—	—	63,984
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(988,715)	—	(988,715)
BALANCE, JUNE 30, 2024	49,239,788	$492,398	$48,331,591	$(26,236,946)	$(3,882,493)	$18,704,550

Issuance of stock-based compensation	36,042	360	97,140	—	—	97,500
Compensation expense related to stock options	—	—	305,376	—	—	305,376
Compensation related to restricted stock	—	—	193,839	—	—	193,839
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,580,817)	—	(1,580,817)
BALANCE, SEPTEMBER 30, 2024	49,275,830	$492,758	$48,940,978	$(27,817,763)	$(3,882,493)	$17,733,480

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

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2025 the Company held cash and cash-equivalents of approximately $8.5 million, the majority of which was held in a secured US-treasury money market fund.

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

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity classified and measured at the fair market value of the underlying stock at the grant date.

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

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 fiscal year.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contract asset, which is included in other receivables in the accompanying balance sheet, of $103,079, $161,190, and $222,623 as of September 30, 2025, June 30, 2025 and December 31, 2024, respectively.

The following table summarizes net revenues from our distributors and direct customers by geography for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Domestic	$6,706,639	$7,022,811	$21,924,544	$20,186,191
International	3,695,524	1,157,166	8,307,494	4,621,672
Total	$10,402,163	$8,179,977	$30,232,038	$24,807,864

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses for the three or nine months ended September 30, 2025 nor September 30, 2024.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	September 30, 2025	December 31, 2024

Furniture and office equipment	$1,441,790	$1,433,622
Leasehold improvements	1,953,653	1,953,653
Manufacturing equipment and tooling	4,887,834	4,376,147
Total property and equipment	8,283,277	7,763,422
Less: accumulated depreciation and amortization	(4,047,294)	(3,472,907)
Property and equipment, net	$4,235,983	$4,290,515

NOTE 3 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024 are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to certain executive officers.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of September 30, 2025, there were 1,981,500 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of September 30, 2025, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of September 30, 2025, there were 1,310,903 shares reserved for outstanding awards and 1,678,621 shares available for issuance under the 2024 Plan.

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

Time-Vesting Stock Options

The following table summarizes the activity of time-based stock options for the nine months ending September 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,687,024	$3.07
Granted	834,445	$3.37
Exercised	(95,783)	$2.39
Forfeited	(211,506)	$2.26
Outstanding at September 30	3,214,180	$3.23
Options exercisable at September 30	1,777,221	$3.40

Total stock-based compensation expense for time-vested stock options, included in operating expense in the accompanying statements of operations, was $254,697 and $775,966 for the three and nine months ended September 30, 2025, respectively. $89,025 was received from option exercises for the three and nine months ended September 30, 2025. As of September 30, 2025, the intrinsic value of all time-based stock options was $1,995,479.

The following table presents information pertaining to time-based stock options outstanding at September 30, 2025:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08-$3.98	3,214,180	7.33 years	$3.23	1,777,221	$3.40

As of September 30, 2025, there was $2,384,190 of total unrecognized compensation cost related to time-vested stock option awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 26 months.

Performance-Vesting Stock Options

The following table summarizes the activities for our unvested performance-vesting stock option awards for the nine months ended September 30, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Outstanding at January 1	155,334	$1.48
Granted	—	$—
Exercised	(22,000)	$1.48
Vested	—	$—
Forfeited/canceled	(133,334)	$1.48
Outstanding at September 30	—	$—

Total stock-based compensation expense for performance-vesting stock options was $0 for the nine months ended September 30, 2025. No cash was received from option exercises for the nine months ended September 30, 2025.

As of September 30, 2025, there was $0 of unrecognized compensation cost related to unvested employee performance-vesting stock options.

Restricted Stock Awards, Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”)

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the nine months ended September 30, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,269,937	$2.54
Granted	745,399	$3.59
Vested	(199,750)	$3.06
Forfeited/canceled	(63,439)	$2.20
Unvested at September 30	1,752,147	$2.99

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statements of operations, was $275,195 and $673,357 for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025, there was $3,210,584 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 26 months.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 31, 2025 the loan and security agreement was amended to extend the maturity of the revolving credit facility to December 31, 2026 and the interest-only portion of the term loan facility to October 1, 2026. In addition, certain other covenants were also modified. As of September 30, 2025, there were no outstanding borrowings under the term loan nor the revolving credit facility.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating lease cost	$130,785	$116,772	$388,372	$341,126
Short-term lease cost	—	556	6,086	4,572
Total lease cost	$130,785	$117,328	$394,458	$345,698

Finance lease cost:
Amortization of right-of-use assets	$28,896	$28,896	$86,689	$86,689
Interest on lease liabilities	3,674	5,283	12,249	17,007
Total finance lease cost	$32,570	$34,179	$98,938	$103,696

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$392,871	$373,046
Financing cash flows from finance leases	98,578	98,578

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases	4.3 Years	5.1 Years
Finance leases	2.0 Years	2.7 Years

Weighted Average Discount Rate
Operating leases	6.36%	6.52%
Finance leases	6.56%	6.34%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
Remainder of 2025	$133,495	$32,859
2026	533,979	131,437
2027	533,979	74,194
2028	520,985	6,180
2029	501,595	—
Thereafter	1,332,009	—
Total undiscounted lease payments	3,556,042	244,670
Less: imputed interest	(454,066)	(8,180)
Total lease liabilities	$3,101,976	$236,490

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of $17,206 and $0 for the nine months ended September 30, 2025, and 2024, respectively.

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

NOTE 8 — SUBSEQUENT EVENTS

Newly enacted tariffs and other trade restrictions have recently been imposed by the United States and other countries around the world. At this time, we expect tariff-related charges to have a gross margin impact of less than 100 basis points on an annualized basis, although the actual results of tariff-related charges may differ from estimates.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with inflation, tariffs, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, future operating results, growth of new patient starts and the Ig market, our compliance with Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOMTM System, demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report for the quarter ended March 31, 2025. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding need for additional financing and impact of tariff-related charges.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, the “Company,” “KORU Medical,” “KORU,” “we,” “us” or “our” refers to KORU Medical Systems, Inc.

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

The Company ended the third quarter of 2025 with $10.4 million in net revenues, a 27.2% increase compared to $8.2 million in the same period last year. Revenues in our core business were $9.8 million, a 29.7% increase over the prior year period. Growth in our international core business of 229.6% was offset by a decline in our domestic core business of 5.0%, as well as a decline in our pharma services and clinical trials business of 4.4%. Our geographic mix within core revenues was impacted by a US distributor’s purchase of KORU products from an international distributor.

Gross profit for the third quarter of 2025 was $6.3 million, a 20.8% increase compared to $5.2 million in the same period last year, primarily driven by additional revenue from volume growth in the international core business. Gross margin was 60.2% for the three months ended September 30, 2025, a decrease from 63.4% in the prior year period due to higher manufacturing costs, geographic mix, and tariff charges. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the third quarter of 2025 were $7.1 million, compared to $6.9 million for the same period last year, driven by an increase in selling, general, and administrative expenses, partially offset by decreases in research and development expenses.

During the third quarter of 2025, we incurred tariff-related charges of $0.1 million. At this time, we expect tariff-related charges to have a gross margin impact of less than 100 basis points on an annualized basis.

RESULTS OF OPERATIONS

Three months ended September 30, 2025, compared to September 30, 2024

Net Revenues

The following table summarizes our net revenues for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Change from Prior Year			% of Net Revenues
	2025	2024	$	%		2025	2024
Net Revenues
Domestic Core	$6,122,365	$6,447,469	$(325,104)	(5.0%	)	58.9%	78.8%
International Core	3,695,524	1,121,196	2,574,328	229.6%		35.5%	13.7%
Total Core	9,817,889	7,568,665	2,249,224	29.7%		94.4%	92.5%
Pharma Services and Clinical Trials	584,274	611,312	(27,038)	(4.4%	)	5.6%	7.5%
Total	$10,402,163	$8,179,977	$2,222,186	27.2%		100%	100%

Total net revenues increased $2.2 million, or 27.2%, to $10.4 million for the three months ended September 30, 2025, as compared to $8.2 million in the prior year period. Domestic core revenues were $6.1 million, a decrease of 5.0% over the prior year period, primarily due to lower orders from a US distributor who purchased a portion of its KORU product from one of our international distributors, as well as an inventory reduction by such US distributor, partially offset by market growth from new patient starts and share gains in key accounts. International core revenues were $3.7 million, an increase of 229.6% over the prior year period, primarily due to supplying a distributor in a strategic market to meet anticipated demands of prefilled conversion from vials, new patient starts within existing markets, and product purchases by an international distributor who subsequently sold into the US market, as mentioned above. Pharma services and clinical trials net revenues were $0.6 million, a decrease of 4.4% over the prior year period, primarily driven by staging of NRE work versus the prior year period, reflecting the inherent variability of this business.

Gross Profit

Our gross profit for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$6,264,571	$5,185,991	$1,078,580	20.8%
Gross Margin	60.2%	63.4%

Gross profit increased $1.1 million, or 20.8%, to $6.3 million in the three months ended September 30, 2025, as compared to $5.2 million in the prior year period. Gross margin decreased to 60.2% in the three months ended September 30, 2025, as compared to 63.4% in the prior year period. The decrease in gross margin was primarily driven by higher manufacturing costs, geographic sales mix from outside the United States, and tariff-related charges.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$5,994,661	$5,127,659	$867,002	16.9%
Research and development	933,107	1,533,845	(600,738)	(39.2%	)
Depreciation and amortization	204,482	227,785	(23,303)	(10.2%	)
Total Operating Expenses	$7,132,250	$6,889,289	$242,961	3.5%

Selling, general and administrative expenses increased $0.9 million, or 16.9%, to $6.0 million during the three months ended September 30, 2025, as compared to $5.1 million in the prior year period. The increase in selling, general and administrative expenses was primarily driven by increases in compensation and benefits, mostly due to higher bonus accruals and commissions due to higher revenues, legal fees, and facility expense.

Research and development expenses decreased $0.6 million, or 39.2%, to $0.9 million during the three months ended September 30, 2025, as compared to $1.5 million in the prior year period, primarily due to severance occurring in the prior year, and lower project spend in the current period.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended September 30, 2024, as compared to $0.2 million in the prior year period.

Net Loss

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
Net Loss	$(777,966)	$(1,580,817)	$802,851	50.8%

Our net loss decreased to $0.8 million in the three months ended September 30, 2025, as compared to the prior year period, primarily driven by an increase in gross profit of $1.1 million due to increased revenues, partially offset by an increase in operating expense $0.2 million.

Nine months ended September 30, 2025, compared to September 30, 2024

Net Revenues

The following table summarizes our net revenues for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,		Change from Prior Year		% of Net Revenues
	2025	2024	$	%	2025	2024
Net Revenues
Domestic Core	$20,147,615	$18,557,431	$1,590,184	8.6%	66.6%	74.8%
International Core	8,304,297	4,539,871	3,764,426	82.9%	27.5%	18.3%
Total Core	28,451,912	23,097,302	5,354,610	23.2%	94.1%	93.1%
Pharma Services and Clinical Trials	1,780,126	1,710,562	69,564	4.1%	5.9%	6.9%
Total	$30,232,038	$24,807,864	$5,424,174	21.9%	100%	100%

Total net revenues increased $5.4 million, or 21.9% to $30.2 million, for the nine months ended September 30, 2025, as compared with the same prior year period. Domestic core revenues increased by 8.6% to $20.1 million, primarily due to market growth from new patient starts and share gains in key accounts, partially offset by lower orders from a US distributor who purchased a portion of its quarterly KORU product from one of our international distributors, as well as an inventory reduction by such US distributor. International core revenues increased by 82.9% to $8.3 million, primarily due to supplying a distributor in a strategic market to meet anticipated demands of prefilled conversion from vials, new patient starts within existing markets, and product purchases by an international distributor who subsequently sold into the US market, as mentioned above. Pharma services and clinical trials net revenues increased by $0.1 million, or 4.1% to $1.8 million in the nine months ended September 30, 2025, driven by Phase 3 clinical trial orders.

Gross Profit

Our gross profit for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$18,786,676	$15,769,038	$3,017,638	19.1%
Gross Margin	62.1%	63.6%

Gross profit increased by $3.0 million or 19.1% in the nine months ended September 30, 2025, as compared with the same prior year period. Gross margin decreased to 62.1% in the nine months ended September 30, 2025, as compared with 63.6% in the prior year period. The decrease in gross margin was primarily driven by geographic sales mix from outside the United States, product sales mix, and tariff-related charges.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$17,338,183	$15,804,866	$1,533,317	9.7%
Research and development	3,242,505	4,143,752	(901,247)	(21.7%	)
Depreciation and amortization	631,326	677,019	(45,693)	(6.7%	)
Total Operating Expenses	$21,212,014	$20,625,637	$586,377	2.8%

Selling, general and administrative expenses increased $1.5 million, or 9.7%, during the nine months ended September 30, 2025, as compared with the prior year period, primarily due to increases in compensation and benefits, new hires, and legal fees.

Research and development expenses decreased $0.9 million, or 21.7%, during the nine months ended September 30, 2025, as compared with the same prior year period, primarily due to lower severance related expenses and project spend due to shifting timelines related to new product development projects.

Depreciation and amortization expense decreased $0.05 million, or 6.7%, during the nine months ended September 30, 2025, as compared with $0.7 million in the same prior year period, primarily due to a prior year fixed asset reclass.

Net Loss

	Nine Months Ended September 30,				Change from Prior Year
	2025		2024		$	%
Net Loss	$(2,151,070)		$(4,505,490)		$2,354,420	52.3%
Stated as a Percentage of Net Revenues	(7.1%	)	(18.2%	)

Our net loss decreased $2.4 million in the nine months ended September 30, 2025, as compared with the same prior year period, mostly driven by an increase in gross profit of $3.0 million or 19.1%, partially offset by an increase in operating expenses of $0.6 million or 2.8%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of approximately $8.5 million as of September 30, 2025.  Our principal source of operating cash inflows is from sales of our products. Our principal cash outflows relate to selling, general and administrative expenses, the purchase and production of inventory, and funding of research and development.

Our inventory position was $4.4 million at September 30, 2025, which reflects an increase of $1.6 million from December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash used in operating activities	$(632,351)	$(1,259,333)
Net cash used in investing activities	$(528,135)	$(1,383,780)
Net cash used in financing activities	$43,558	$(32,817)

Operating Activities

Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2025, as compared to $1.3 million in the prior year period. This net cash usage of $0.6 million was primarily due to the net loss of $2.2 million, working capital increases of $0.9 million, consisting of increases in inventory of $1.6 million, and an increase in prepaid expenses of $0.2 million partially offset by decrease in accounts receivable and contract assets of $0.3 million, an increase in accounts payable of $0.2 million, and an increase in accrued expenses of $0.4 million . Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.7 million, and depreciation and amortization expense of $0.6 million.

Net cash used in operating activities was $1.3 million for the nine months ended September 30, 2024, as compared to $6.0 million in the same period in 2023. This net cash usage of $1.3 million was primarily due to the net loss of $4.5 million, working capital decreases of $0.6 million, consisting of an increase in accounts receivable of $1.2 million, and increases in inventory of $0.4 million, partially offset by increases in accounts payable and payroll bonus accruals of $1.9 million, and decreases in pre-paid expenses of $0.3 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.9 million, and depreciation and amortization expense of $0.7 million.

Investing Activities

Net cash used in investing activities of $0.5 million for the nine months ending September 30, 2025, was due to capital expenditures related to purchases of manufacturing equipment for our new consumable and pump production lines.

Net cash used in investing activities of $1.4 million for the nine months ending September 30, 2024, was for capital expenditures for manufacturing equipment related to our new consumables production lines.

Financing Activities

Net cash gained from financing activities of $0.04 million for the nine months ended September 30, 2025 was primarily due to cash receipts related to the exercise of employee stock options, mostly offset by payments on our note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.1(i)	Certificate of Incorporation of KORU Medical Systems, Inc. (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(ii)	Bylaws of KORU Medical Systems, Inc. (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

November 12, 2025	/s/ Linda Tharby
Linda Tharby, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2025	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)