Form 10-K
period 2025-12-31
KORU Medical Systems, Inc.
filed 2026-03-12
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing sales price of June 30, 2025, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $119,084,035.

As of March 12, 2026, 46,370,432 shares of common stock, $0.01 par value per share, were outstanding, which excludes 3,438,526 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Risks Related to Our Business

•	If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.
•	Our business depends on an adequate supply of drugs to be administered by our products.
•	The size of the markets for our products and any future products may be smaller than we estimate and may decline.
•	We sell a majority of our products through a limited number of distributors on whom we depend, and our financial results depend on their purchasing patterns, as well as with end-user demand.
•	Most of our components and raw materials, including all of our consumables subassemblies, are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.
•	Interruption of our manufacturing or our contract manufacturing operations could adversely affect our business.
•	If we are unable to compete successfully in our highly competitive industry, our business and financial condition may be adversely affected.
•	Technological developments by others may disrupt our business and negatively impact our revenues.

•	If a cybersecurity incident was to occur, it could cause substantial disruption to our information systems and breaches of our security systems which could harm our business, customer relations and financial condition.
•	If we are unable to protect our patents or other proprietary rights, or if we infringe the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
•	We need to attract and retain key employees to be competitive.
•	Recent immigration enforcement actions in the U.S. could impact our operations or the operations of our suppliers and vendors, and the ability to retain talented personnel.

Risks Related to Our Industry

•	Failure to obtain 510(k) clearance or PMA approval from the FDA for our new products or enhancements to our existing products may affect our ability to grow our business.
•	Healthcare policy changes and industry cost-containment measures could result in downward pricing pressure for our products and limit our sales.
•	Issues with product quality could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of customer confidence in us or our products, among other negative consequences.
•	Defects or quality issues associated with our products could adversely affect the results of our operations.
•	The therapeutic efficacy of certain of our biopharma customers’ products that may utilize our device are either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our biopharma customers’ products.
•	Certain of the injectable therapies being targeted for use with our products are not approved but are in various phases of clinical development. These injectable therapies may be independently terminated by their makers prior to submission of a regulatory filing or even after regulatory approval and pharmaceutical developers may cease their efforts with us, resulting in the cessation of any revenue associated with that contract or program.
•	Our commercial success depends upon the attainment of significant market acceptance of drug product candidates to be included in our biopharma customers’ products that may utilize our device, if approved, among physicians, patients, healthcare payers or the medical community.
•	If coverage and reimbursement from third-party payors for procedures utilizing our products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.
•	Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.

Risks Related to Legal and Regulatory Compliance

•	We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
•	We and the biopharmaceutical companies with whom we do novel therapies business (“our biopharma customers”) are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.
•	Our compliance with EU MDR regulations by December 2028 will require significant investment and, if we are not in compliance by that time, we will not be able to sell our consumable products in the EU.
•	Our failure to comply with laws and regulations relating to reimbursement of healthcare products may subject us to penalties and adversely impact our reputation, business, results of operations, financial condition and cash flows.

Risks Related to Economic Conditions

•	Our distribution network and other operations outside the U.S. subject us to certain risks.
•	Rising inflation increases economic uncertainty and may require us to raise prices in order to maintain our operating margins.
•	We are subject to foreign currency exchange risk.
•	A government shutdown may have a material adverse impact on our business and results of operations.
•	A downturn in global economic conditions in government-sponsored healthcare systems could adversely affect our operations.
•	Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.
•	Brexit may impact our business in the United Kingdom.

Risks Related to Our Financial Position

•	We may need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development, commercial efforts, or sales efforts.
•	We are required to comply with certain financial and operating covenants under our credit facility. Failure to comply with these covenants would prevent us from drawing on our facility and, once drawn, could cause amounts borrowed to become immediately due and payable.
•	We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets could have a negative effect on our operations and liquidity.
•	Changes in tax or labor laws or exposure to additional income tax liabilities could increase our costs and reduce our margins.
•	Changes in tariff and trade policies by the US administration, and uncertainties with respect to such policies, may have an adverse impact on our costs of goods and gross margin.
•	Our operating results and financial condition may fluctuate.
•	Future material impairments in the value of our long-lived assets could negatively affect our operating results.

Risks Related to Ownership of Our Common Stock

•	There may be circumstances in which the interests of our significant stockholders could be in conflict with your interests as a stockholder.
•	We do not currently intend to pay dividends on our common stock.
•	Future sales and issuances of shares of our common stock or rights to purchase our common stock, including pursuant to our equity compensation plans, could result in additional dilution of the percentage ownership of our stockholders.
•	There has been volatility in the price of shares of our common stock.
•	If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange.
•	We are a smaller reporting company and non-accelerated filer, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
•	The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.
•	You may find it difficult to sell our common stock.
•	Actions of activist stockholders could have an adverse effect on our business.

General Risk Factors

•	Natural disasters, war and other events could adversely affect our suppliers and customers.
•	We are dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.
•	We are subject to lawsuits.
•	Our insurance coverage may be inadequate to cover all the liabilities we may incur.

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

Our revenues are derived from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) pharma services and clinical trials.  Our core domestic and international revenues consist of sales of our syringe drivers, tubing and needles (“Product Revenue”) for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOM System, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Pharma services and clinical trials revenues consist of Product Revenue for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services (“NRE”) revenues (including product innovation, testing and registration services) received from biopharmaceutical companies to ready or customize the FREEDOM System for clinical and commercial use across multiple drug categories.

The Company originally incorporated in March 1980.

OUR MISSION

Our mission is to improve the quality of life of patients around the world by delivering innovative, effective, and easy-to-use drug delivery systems that can be used at home or alternate site settings, for patient self-administration of drug therapy.

OUR STRATEGY

Our goal is to strengthen our position as a leading provider of large-volume subcutaneous infusion systems (≥10ml) for self-administration in the home and for administration by healthcare professionals in infusion centers. We aim to achieve this by expanding our leadership and market penetration in the domestic and international subcutaneous immunoglobulin (SCIg) market while extending our expertise into emerging subcutaneous drug therapies. Both SCIg and novel drug therapies will leverage our FREEDOM System and upcoming innovations within the platform, supporting healthcare providers in delivering optimized, efficient, and patient-friendly infusion solutions.

To reinforce our leadership in SCIg, we have identified key market trends driving its continued growth, including:

•	Increasing diagnoses of Primary Immunodeficiency Diseases (PIDD), which frequently require immunoglobulin (Ig) treatment.
•	Expansion of on-label SCIg indications, including Chronic Inflammatory Demyelinating Polyneuropathy (CIDP), Secondary Immunodeficiency Diseases (SIDD), and additional conditions currently in clinical development.
•	Growth in SCIg treatment options; KORU is well positioned to lead the global transition to prefilled syringe delivery across major drug brands, with a focus on improving the SCIg patient experience.
•	Ongoing biopharmaceutical investment in SCIg therapies, including prefilled syringe formats designed to enhance ease of use and expand patient eligibility for SCIg treatment.
•	Increasing availability of donated plasma, which supports the growing global supply of Ig medications.
•	Patient preference and cost-effectiveness of at-home SCIg therapy, which offers a favorable side effect profile and health economic advantages compared to intravenous Ig (IVIg) treatment.

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

In our goal to expand into novel therapies outside of SCIg, we estimate that at least 170 large-volume drugs, greater than 2ml, are in clinical development utilizing subcutaneous infusion, with approximately 20% greater than 10ml. The pipeline is driven by the need to deliver high therapeutic doses, difficulty in formulating large molecules into small volumes, nursing shortage, pharmaceutical companies shifting development programs toward at-home and infusion clinic subcutaneous therapy, and patient preference. Biopharmaceutical manufacturers seek device partners during the drug development process. We intend to partner with them during clinical development—generating non-recurring services revenues to prepare and customize our products for use during the clinical trial process and to obtain regulatory clearance for use with their drug. Post launch, we intend to commercialize our products for use with these drugs, working with our pharmaceutical partners, our distributors and our specialty pharmacy partners who distribute and train patients on the use of these products both in the home and in infusion centers.

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

The FREEDOM System is also approved in the US for the administration by healthcare professionals of RYSTIGGO, a novel biologic, for the treatment of generalized myasthenia (gMG).

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

SALES AND DISTRIBUTION

The FREEDOM System is sold through both direct sales and medical device distributors to pharmaceutical companies, specialty pharmacy customers and home infusion providers.  Our products are sold principally through a small number of distributors so our specialty pharmacy customers receive the benefit of remote inventory management and one-stop shopping.  We sell the majority of our products through three distributors in the U.S. and six distributors outside the U.S.  As of December 31, 2025, these nine distributors comprised approximately 77% of our net revenues with one of our U.S. distributors contributing approximately 29%.

Specialty pharmacies, home infusion providers, and distributors are our primary sales contacts, although we provide education and training materials to clinicians, patients, and patient advocates both in the field and online.

MANUFACTURING AND RAW MATERIALS

We currently manufacture 100% of our pump product volume and a portion of our consumables volume at our Mahwah, NJ facility. The remaining amount of our consumable supply is sourced from Command Medical Products, Inc. (“Command”), a contract manufacturing organization with operations in Nicaragua.

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

RESEARCH AND DEVELOPMENT

We recognize the importance of innovation to our long-term success and are committed to research and new product development activities.  Our product development team along with outside engineering resources are continuously engaged in improving existing product performance and innovating on new product opportunities to enhance our product portfolio.  We spent $4.4 million and $5.3 million on research and development for the years ended December 31, 2025 and 2024, respectively.  We intend to make ongoing investments in research and development for our infusion pumps, consumable systems, and accessories, as well as for future innovation.

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

U.S. Device Classification and Clearance

Except where an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the U.S. will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FFDCA”), also known as a 510(k) clearance, approval of a pre-market approval application, or as part of a drug-device combination product through a Biologics License Application (“BLA”) or New Drug Application (“NDA”).  For example, the use of our FREEDOM System with therapies not covered by the existing FDA clearance will require additional 510(k) clearance, BLA, NDA or PMA approval.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had 73 full time employees, including 4 international employees.  As of December 31, 2025, approximately 48% of the Company’s workforce was female and approximately 41% of the Company’s employees in managerial roles were female.  Approximately 38% were minorities (non-White) in the Company workforce as of December 31, 2025.  None of our employees are represented by a collective bargaining agreement.

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

PATENTS AND INTELLECTUAL PROPERTY

We have patents and other intellectual property that we believe protect the FREEDOM System, and we continue to file patent applications in connection with our research and development activities. As of December 31, 2025, we own 15 U.S. Patents and 26 foreign patents. In addition, we have 8 pending U.S. patent applications and 18 foreign patent applications. The fundamental patents protecting our drug delivery systems extend until 2039 and beyond.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 12, 2026:

Name	Age	Position / Held Since
Linda Tharby	57	Chief Executive Officer and President (since April 2021)
Tom Adams	53	Chief Financial Officer, Secretary and Treasurer (since August 2023)
Christopher Pazdan	43	Chief Operating Officer (since July 2024)
Adam Kalbermatten	42	Chief Commercial Officer (since July 2025)
Eric Schiller	52	Chief Technology Officer (since December 2025)

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

Mr. Pazdan joined KORU Medical in September 2021 as Vice President of Quality Assurance and Regulatory Affairs before being promoted to Senior Vice President of Operations in 2022, and subsequently to Chief Operating Officer in July 2024.  As Chief Operating Officer, Mr. Pazdan oversees Manufacturing, Sourcing, Supply Chain, Quality, Regulatory and Project Management. Prior to joining KORU, Mr. Pazdan spent 17 years in various functions within the Medical Device industry, most recently serving as Vice President of Quality Assurance at Hillrom. In this role, Mr. Pazdan was head of quality for multiple business segments comprising $2 billion in annual revenue. Mr. Pazdan earned his Bachelor of Science in Engineering from the University of Illinois Urbana-Champaign.

Mr. Kalbermatten joined Koru Medical Systems as Chief Commercial Officer in July 2025, bringing more than 20 years of commercial leadership experience across the medical device and pharmaceutical industries. Adam has a proven track record of accelerating growth, scaling businesses, and building high-performing teams, all while delivering innovative, customer-centric solutions.  Prior to Koru, Adam served as Vice President and General Manager of the Advanced Drug Delivery Systems business at Becton Dickinson (“BD”) until 2025. He previously served as Chief Executive Officer of ZebraSci, a drug-device combination product development firm, between 2019-2022, where he led a successful turnaround and growth strategy, resulting in the company’s acquisition by BD. Earlier in his career, Adam held global leadership and engineering roles at both Terumo Corporation and BD between 2005 and 2019.  Adam holds a Bachelor of Engineering in Mechanical Engineering and a Master of Engineering in Engineering Management from Stevens Institute of Technology and an MBA from Columbia Business School.

Mr. Schiller joined Koru Medical Systems as Chief Technology Officer in December 2025, bringing more than 25 years of experience in medical devices and drug-device combination products. He has deep expertise across product development, engineering, supply chain, and lifecycle management. Prior to joining Koru, Eric held senior leadership roles at Sanofi between 2021 and 2025, most recently serving as Global Head of Device Development Portfolio, where he oversaw more than 80 pipeline assets across Specialty Care, General Medicine, and Vaccines, with approximately 40 planned launches by 2030. Earlier in his career, Eric held leadership positions at Bristol Myers Squibb, Celgene, Becton Dickinson, and Saint-Gobain, where he led global commercialization efforts and advanced innovative drug-delivery technologies. Eric holds an MBA from Seton Hall University and a Bachelor of Science in Mechanical Engineering from the New Jersey Institute of Technology and is a named inventor on multiple U.S. patents.

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

Demand for our products depends on the availability of drugs to be administered through our delivery system.  Currently, most of our products require immunoglobulin therapies that rely on blood plasma collection for drugs such as Hizentra® and Cuvitru®.  Any disruption in the supply of these drugs for any reason, including contamination, could significantly adversely affect our business.  The change of any drug indication by the FDA or comparable foreign governmental agencies could also result in decreased demand for our products.  In addition, pharmaceutical companies and other competitors have or are developing alternative therapies for disease states that are deliverable with devices we do not offer or without a medical device.  If there is not an adequate supply of drugs requiring administration by medical devices such as those provided by us or alternative therapies are developed, our sales may suffer and/or our products may become obsolete.

The size of the markets for our products and any future products may be smaller than we estimate and may decline.

Our estimates of the total addressable market for our products are based on a number of internal and third-party estimates and assumptions, including, without limitation, the assumed prices at which we can sell our products in those markets. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors.

As a result, our estimates of the annual total addressable market for our products may prove to be incorrect. If the actual number of patients with indications who would benefit from our products, the price at which we can sell our products or the annual total addressable market for our products is smaller than we have estimated, it may impair our prospective market and revenue opportunity.

We sell a majority of our products through only a few distributors on whom we depend, and our financial results depend on their purchasing patterns.

Most of our customers prefer to purchase our products through distributors, rather than directly from us, because of “one-stop shopping” convenience and their ability to ship directly to patients.  We sell most of our products through a small number of distributors, three in the U.S. and six outside the U.S.  As of December 31, 2025, these nine distributors comprised approximately 77% of our net revenues with one U.S. distributor contributing 29%.  Purchasing patterns by these distributors cannot always be predicted and fluctuate from quarter to quarter and year to year based on, among other things, their expectations of customer demand.  Any decline in business with the distributors outside the U.S. could have an adverse impact on our business.  If we were unable to sell through the distributors outside the U.S., we would have to find other distributors or broaden our customer base and expand direct relationships with customers.  Other distributors may not be available or may not agree to arrangements that are commercially reasonable.  In the U.S. we could transition to direct customer purchase; however, customers may not want to purchase directly from us and may decide to purchase competitors’ products through their distributors.  Moreover, a transition from distributors to direct customer purchase would be time consuming and costly.

Most of our components and raw materials, including all of our consumables subassemblies, are sourced from single suppliers. If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price, or if we experience other supply difficulties, our business and results of operations may be adversely affected.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of raw materials and components for our products.  A majority of the materials and components that go into the manufacturing of our products, including all of our consumables subassemblies, are single-sourced from third-party suppliers.

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

We do not have long-term agreements in place with any of our suppliers, with the exception of an agreement with Command that expires December 31, 2026, subject to renewal. Due to regulatory requirements relating to the qualification of suppliers, we are not likely to be able to establish additional or replacement sources on a timely basis or without excessive cost.  We are in the process of establishing alternative sources of supply for our raw materials and components, but there can be no assurance we will be able to do so.

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

If a cybersecurity incident was to occur, it could cause substantial disruption to our information systems and breaches of our security systems which could harm our business, customer relations and financial condition.

We collect and store sensitive data in the regular course of business on our networks and on third-party controlled applications. Such sensitive information includes our intellectual property and proprietary business information, information about our customers, suppliers and business partners, and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Our information technology and infrastructure may be subject to cybersecurity attacks by hackers or breached due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to customers, and damage to our reputation and loss of confidence in our products and services, which could adversely affect our business, operating margins, revenues and competitive position. In addition, the regulatory environment regarding data security and privacy evolves frequently and has become increasingly restrictive.

We also use third-party information technology systems to store information, interface with customers, maintain financial accuracy, secure our data and accurately produce our financial statements. If our information technology systems do not effectively and securely collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, human error or cyber incident, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations would be materially impaired. Any such impairment could have a material adverse effect on our results of operations, financial condition and the timeliness in which we report our operating results.

Our insurance coverage related to information risks, breaches, and business interruption is subject to deductibles and coverage limitations. We may not be able to maintain our current insurance coverage on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against future claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against such information risks and breach claims, we could be exposed to significant liabilities.

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

Recent immigration enforcement actions in the U.S. could impact our operations or the operations of our suppliers and vendors, and the ability to retain talented personnel.

Recent immigration enforcement by the U.S. government has resulted in increased audits of our employment records, as well those of our suppliers and vendors, and the classification of employees, and may limit access to visa programs for employees. Such changes may affect our ability, and the ability of our suppliers and vendors, to retain talent, increase recruitment costs and affect innovation. We may be required to spend more time focusing on compliance with such immigration controls and spend more costs on employment and immigration attorneys and human resources specialists to ensure compliance with U.S. government requirements.

Risks Related to Our Industry

Failure to obtain 510(k) clearance or PMA approval from the FDA for our new products or enhancements to our existing products may affect our ability to grow our business.

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

Such increased costs and delays or failures associated with the clearance and approval process and continuing review of approved products, could adversely affect our business, operating results and prospects. There is no assurance that future clearance or approval of our new products or enhancements to our existing products will be granted, or that we will be able to continue selling our products. Such failures could hurt our ability to maintain and grow our business.

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

If coverage and reimbursement from third-party payors for procedures utilizing our products are inadequate, adoption of our products will be adversely affected and our revenues and prospects for profitability will suffer.

Purchasers of our products bill various third-party payors, including governmental healthcare programs, such as Medicare, and private insurance plans, for procedures in which our products are used. Reimbursement is a significant factor considered those purchasers in determining whether to acquire and utilize medical devices. Therefore, our ability to successfully commercialize our products depends significantly on the adequacy of coverage and reimbursement from these third-party payors.

Third-party payors, whether foreign or domestic, governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical device products exists among third-party payors. Therefore, coverage and reimbursement for medical device products can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.

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

Risks Related to Legal and Regulatory Compliance

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

Risks Related to Economic Conditions

Our distribution network and other operations outside the U.S. subject us to certain risks.

Approximately 26% of our net revenues in the year ended December 31, 2025, came from our operations outside the U.S., and we intend to continue to pursue growth opportunities in foreign markets.  Our foreign operations subject us to certain risks, including, among others, the effects of fluctuations in foreign currency exchange, uncertainties with respect to local economic and political conditions, competition from local companies, trade protectionism and restrictions on the transfer of goods across borders, including tariffs or other barriers to market participation, pricing pressure that we may experience internationally, U.S. diplomatic and trade relations with the governments of the foreign countries in which we operate, foreign regulatory requirements or changes in such requirements, local product preferences and product requirements, longer payment terms for accounts receivable than we experience in the U.S., difficulty in establishing, staffing and managing foreign operations, changes to international trade agreements and treaties, changes in tax laws, weakening or loss of the protection of intellectual property rights in some countries, and import or export licensing requirements.

There may be greater uncertainty and market volatility following U.S. and global elections, resulting from potential shifts in trade policies, tariffs or other trade protection measures, and the reaction of other countries thereto, or changes to international trade agreements, which could have a material adverse effect on our operations, including our ability to source and manufacture products in a timely and cost effective manner, financial condition, results of operations and/or liquidity. Geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Such global conflicts include, but are not limited to, Russia’s invasion of Ukraine in 2022, uncertainty in the Middle East region, increasing tensions between China and Taiwan, and U.S. military operations in Venezuela. Sanctions and export restrictions may continue to proliferate, leading to greater uncertainty in emerging and growth markets. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

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

A government shutdown may have a material adverse impact on our business and results of operations.

The Company is subject to various federal regulations and various federal agency oversight. A government shutdown or understaffing at applicable federal agencies could result in unforeseen delays despite compliance with these regulations and federal agency requirements. Such a delay could materially and adversely affect the Company’s results of operations, cash flows and liquidity.

A downturn in global economic conditions in government-sponsored healthcare systems could adversely affect our operations.

Deterioration in the global economic environment, particularly in countries with government-sponsored healthcare systems, may cause decreased demand for our products and increased competition, which could result in lower sales volume, lower end-user demand through changes to payor reimbursement, and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of economic conditions in the U.S. and/or abroad may also adversely affect our suppliers, which could result in interruptions in supply. Further, sanctions, tariffs, or other measures that restrict international trade, as well as instability resulting from global conflicts, could negatively affect our business operations and results.

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in, primarily the U.S., Europe, and Asia-Pacific and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19 and individuals responded to the fear of contracting COVID-19. In particular, elective procedures and exams were delayed or cancelled, there were significant reductions in physician office visits, and hospitals postponed or canceled capital purchases as well as limited or eliminated services. While elective procedures and exams and capital purchases have increased from initially depressed levels, the reduction in elective procedures, exams and capital purchases has had, and we believe may continue to have, a negative impact on the sales of our products. Additionally, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could further adversely affect sales of our products.

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

One of our two most significant international distributors is located in the United Kingdom (“UK”), and the other is in Finland, a member of the EU.  The June 2016 referendum resulted in the UK’s decision to exit the EU (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU.  On January 31, 2020, the UK withdrew from the EU. Under the withdrawal agreement agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules continued to apply.  During the Transition Period, negotiations between the UK and the EU continued in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the COVID-19 global pandemic, negotiations between the UK and the EU were delayed.  However, on December 24, 2020, the negotiators from the EU and UK reached an agreement on a new partnership.  This agreement sets out the rules that apply between the EU and the UK as of January 1, 2021.  New regulations require medical device registration with the Medicines and Healthcare Products Regulatory Agency (“MHRA") before being placed on the Great Britain market (England, Wales, and Scotland). Additionally, all medical devices will require a UK Conformity Assessment mark (“UKCA”) by June 30, 2030. CE marks issued by Notified Bodies will remain valid until this time. Therefore, we must be compliant with applicable legislation in order to identify our devices with the UKCA mark and continue to market and sell our devices in Great Britain beyond June 30, 2030.

Risks Related to Our Financial Position

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

In February 2026, the Supreme Court of the United States held that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) exceeded the President’s statutory authority and were unlawful. As a result, previously implemented IEEPA-based reciprocal tariffs were terminated. Shortly thereafter, the Trump Administration announced and implemented a new across-the-board tariff of up to 15% on certain imports pursuant to Section 122 of the Trade Act of 1974. These actions have resulted in changes to applicable U.S. tariff rates and may continue to create uncertainty regarding U.S. trade policy, which could materially affect import costs, supply chains, pricing, and overall operating results.

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

Three stockholders, together with their respective affiliates, beneficially own approximately 13%, 9%, and 8% of our outstanding common stock, respectively. An affiliate of Horton Capital Management LLP currently serves on our Board of Directors.  Circumstances may arise in which these stockholders may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest.  Such transactions might adversely affect us or other holders of our common stock. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

General Risk Factors

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

We are authorized to issue 77,000,000 shares of capital stock, of which 75,000,000 are designated common stock, $0.01 par value per share, and 2,000,000 are designated preferred stock.  As of March 12, 2026, 46,370,432 shares of our common stock were issued and outstanding held by approximately 368 stockholders of record.  There were no shares of preferred stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2025, under which our equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report and such information is incorporated herein by reference.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under ITEM 7 of this Annual Report on Form 10-K.  This discussion contains forward-looking statements about our business and operations.  Our actual results may differ materially from those we currently anticipate as a result of many factors, including those described under Part I – FORWARD LOOKING STATEMENTS and elsewhere in this Annual Report.

OVERVIEW

The Company develops, manufactures and commercializes innovative patient-centric large volume subcutaneous solutions primarily for the subcutaneous drug delivery market as governed by the United States Food and Drug Administration (the “FDA”) quality and regulatory system and international standards for quality system management.

Our revenues derive from three business sources: (i) domestic core (which consists of US and Canada), (ii) international core, and (iii) pharma services and clinical trials.  Our domestic core and international core revenues consist of sales of our products for the delivery of subcutaneous drugs that are FDA cleared for use with the FREEDOM Infusion System, with the primary delivery for immunoglobulin to treat Primary Immunodeficiency Diseases (“PIDD”) and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”). Pharma services and clinical trials revenues consist of product revenues from our infusion system (syringe drivers, tubing and needles) for feasibility/clinical trials (pre-clinical studies, Phase I, Phase II, Phase III) of biopharmaceutical companies in the drug development process as well as non-recurring engineering services revenues (“NRE”) received from biopharmaceutical companies to ready or customize the FREEDOM Infusion System for clinical and commercial use.

The Company ended the 2025 fiscal year with $41.1 million in net revenues, a 22.2% increase compared with $33.6 million in the same period last year driven by growth in our domestic core and international core businesses of 11.0% and 80.0% respectively, partially offset by a 5.6% decrease in our pharma services and clinical trials business net revenues.

Gross profit for the year ended December 31, 2025, was $25.6 million, an increase of 20.0% or $4.3 million from the same period last year. Gross margin was 62.3% for the year ended December 31, 2025, a decrease from 63.4% from the prior year. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the year ended December 31, 2025, were $28.6 million, up from $27.8 million from the same period last year.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Net Revenues

The following table summarizes our net revenues for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Change from Prior Year		% of Net Revenues
	2025	2024	$	%	2025	2024
Net Revenues
Domestic Core	$27,992,436	$25,214,613	$2,777,823	11.0%	68.1%	74.9%
International Core	10,881,183	6,043,979	4,837,204	80.0%	26.5%	18.0%
Total Core	38,873,619	31,258,592	7,615,027	24.4%	94.5%	92.9%
Pharma Services and Clinical Trials	2,253,747	2,387,871	(134,124)	(5.6)%	5.5%	7.1%
Total	$41,127,366	$33,646,463	$7,480,903	22.2%	100%	100%

Total net revenues increased $7.5 million, or 22.2%, to $41.1 million, for the year ended December 31, 2025, as compared with the same period last year. Domestic core growth of 11.0% was primarily driven by volume in consumables and pumps attributed to subcutaneous immunoglobulin (SCIg) market growth and new account share gains. International core growth of 80.0% was primarily driven by SCIg market growth, increased penetration in several established EU markets, and entry into multiple new geographic markets. Pharma services and clinical trials net revenues decreased $0.1 million, or 5.6%, driven by lower NRE collaborations revenues resulting from the timing of project milestones partially offset by higher clinical trial orders when compared to the prior year.

Gross Profit

Our gross profit for the years ended December 31, 2025, and 2024 is as follows:

	Years Ended December 31,		Change from Prior Year
	2025	2024	$	%
Gross Profit	$25,604,079	$21,331,858	$4,272,221	20.0%
Gross Margin	62.3%	63.4%

Gross profit increased $4.3 million, or 20.0%, to $25.6 million, in the year ended December 31, 2025, compared to the same period in 2024 driven by the increase in net revenues of $7.5 million partially offset by an increase in manufacturing costs. Gross margin decreased to 62.3% in the year ended 2025 compared to 63.4% for the year ended 2024, primarily driven by higher materials costs, tariff-related charges, and geographic sales mix from outside the United States, partially offset by higher average selling prices in the US market.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the years ended December 31, 2025, and 2024 are as follows:

	Years Ended December 31,		Change from Prior Year
	2025	2024	$	%
Selling, general and administrative	$23,378,807	$21,631,674	$1,747,133	8.1%
Research and development	4,387,214	5,257,942	(870,728)	(16.6)%
Depreciation and amortization	810,500	888,473	(77,973)	(8.8)%
Total Operating Expense	$28,576,521	$27,778,089	$798,432	2.9%

Selling, general and administrative expenses increased $1.7 million, or 8.1%, to $23.4 million, during the year ended December 31, 2025 compared with the same period last year, primarily due to an increase in compensation and benefits-related bonus accrual, sales commission related to year over year company performance, and legal fees, partially offset by lower consulting expenses.

Research and development expenses decreased $0.9 million, or 16.6%, to $4.4 million, during the year ended December 31, 2025 compared with the same period last year, primarily due to lower compensation and benefit expense and CTO severance expenses from the prior year, partially offset by higher temporary labor expenses for product development.

Depreciation and amortization expense decreased $0.1 million, or 8.8%, to $0.8 million, during the year ended December 31, 2025, as compared with the same period last year, primarily driven by asset retirement and decreased capital spending.

Net Loss

	Years Ended December 31,		Change from Prior Year
	2025	2024	$	%
Net Loss	$(2,637,926)	$(6,066,633)	$3,428,707	56.5%

Our net loss decreased $3.4 million or 56.5% in the year ended December 31, 2025 compared with the same period last year, driven by higher gross profit of $4.3 million, partially offset by an increase in operating expense of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.9 million as of December 31, 2025.  Our principal source of operating cash inflows is from sales of our products in our core business, clinical trial products, and NRE services to our customers. Our principal cash outflows relate to the purchase and production of inventory, selling, general and administrative expenses, and funding of research and development, to develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development, innovation, and equipment. Operating expenses for the 2025 fiscal year were $28.6 million.

Our inventory position was $3.7 million at December 31, 2025, which reflects an increase of $0.9 million from December 31, 2024.

We expect that our cash on hand and cash flows from operations will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our credit facility, take on additional debt, raise capital through issuance of equity, or utilize a combination of the above. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation, tariffs, and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our credit facility or seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund its operations or growth opportunities.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$462,405	$(319,718)
Net cash used in investing activities	$(949,790)	$(1,333,042)
Net cash used in financing activities	$(221,350)	$(248,533)

Operating Activities

Net cash produced from operating activities was $0.5 million for the year ended December 31, 2025. This net cash produced was primarily due to the net loss of $2.6 million, an increase in inventory of $0.9 million, an increase in accounts receivable of $0.5 million, and an increase in prepaids and other assets of $0.2 million, offset by an increase in accrued expenses for 2025 bonuses and payroll of $0.6 million, and an increase in accounts payable of $0.6 million.

Further contributing to this change were non-cash items of $3.4 million including stock-based compensation expense of $2.7 million, depreciation and amortization expense of $0.8 million, and partially offset by a $0.1 million decrease in non-cash leasing liabilities.

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

Investing Activities

Net cash used in investing activities of $0.9 million for the year ended December 31, 2025, was driven by capital expenditures for manufacturing equipment related to our production line for our next generation consumables and infusion pumps.

Net cash used in investing activities of $1.3 million for the year ended December 31, 2024, was driven by capital expenditures for manufacturing equipment related to our production line for our next generation consumables.

Financing Activities

Net cash used in financing activities of $0.2 million for the year ended December 31, 2025 was primarily due to payments on our note payable for insurance premium financing, partially offset by new borrowings for a subsequent insurance premium financing agreement. The insurance premium financing note was also paid off early, without penalty, during the period.

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

Lease Commitments

We have finance and operating leases for our corporate office and certain office and computer equipment.  Our three operating leases have remaining lease terms of 6.7 years, 3.1 years, and 2.4 years, respectively. Our three finance leases have remaining lease terms of 1.4 years, 1.0 years, and 2.8 years, respectively.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2025, the Company has recognized a contract asset of $319,955 which is included in other accounts receivable in the accompanying balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KORU MEDICAL SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KORU Medical Systems, Inc.

Mahwah, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KORU Medical Systems, Inc (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 12, 2026

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,872,212	$9,580,947
Accounts receivable, net	6,209,950	5,720,750
Inventory, net	3,678,131	2,803,669
Other receivables	319,955	277,193
Prepaid expenses and other current assets	908,542	749,851
TOTAL CURRENT ASSETS	19,988,790	19,132,410
Property and equipment, net	4,471,386	4,290,515
Intangible assets, net of accumulated amortization of $527,949 and $458,538 at December 31, 2025 and December 31, 2024, respectively	684,841	730,279
Operating lease right-of-use assets	2,956,192	2,966,341
Other assets	98,970	98,970
TOTAL ASSETS	$28,200,179	$27,218,515

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,267,473	$1,649,969
Accrued expenses	4,828,830	3,924,184
Note payable	—	271,152
Other liabilities	27,722	29,269
Accrued payroll and related taxes	531,972	811,401
Finance lease liability	124,913	115,587
Operating lease liability	413,448	400,258
TOTAL CURRENT LIABILITIES	8,194,358	7,201,820
Finance lease liability, net current portion	78,675	202,613
Operating lease liability, net of current portion	2,879,224	3,000,403
TOTAL LIABILITIES	11,152,257	10,404,836
Commitments and contingencies (Refer to Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,790,934 and 49,377,617 shares issued; 46,370,432 and 45,957,115 shares outstanding at December 31, 2025, and December 31, 2024, respectively	497,909	493,776
Additional paid-in capital	52,449,339	49,581,303
Treasury stock, 3,438,526 and 3,438,526 shares at December 31, 2025 and December 31, 2024, respectively, at cost	(3,882,494)	(3,882,494)
Accumulated Deficit	(32,016,832)	(29,378,906)
TOTAL STOCKHOLDERS’ EQUITY	17,047,922	16,813,679
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,200,179	$27,218,515

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

NET REVENUES	$41,127,366	$33,646,463
Cost of goods sold	15,523,287	12,314,605
Gross Profit	25,604,079	21,331,858

OPERATING EXPENSES
Selling, general and administrative	23,378,807	21,631,674
Research and development	4,387,214	5,257,942
Depreciation and amortization	810,500	888,473
Total Operating Expenses	28,576,521	27,778,089

Net Operating Loss	(2,972,442)	(6,446,231)

Non-Operating Income/(Expense)
Income/(loss) on foreign currency exchange	53,097	(45,991)
Other income/(expense)	9,906	(16,160)
Interest income, net	293,403	444,642
TOTAL OTHER INCOME	356,406	382,491

LOSS BEFORE TAXES	(2,616,036)	(6,063,740)

Income tax expense	(21,890)	(2,893)

NET LOSS	$(2,637,926)	$(6,066,633)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.13)
Diluted	$(0.06)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	46,187,077	45,802,701
Diluted	46,187,077	45,802,701

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

BALANCE, DECEMBER 31, 2023	49,089,864	$490,899	$47,018,707	$(23,312,273)	$(3,843,562)	$20,353,771

Accrued compensation paid in shares	191,946	1,919	452,909	—	—	454,828
Compensation expense related to stock options	—	—	1,509,544	—	—	1,509,544
Compensation expense related to restricted stock awards	55,061	551	567,369	—	(38,932)	528,988
Issuance upon options exercised	40,746	407	—	—	—	407
Payments for taxes related to net share settlement of equity awards	—	—	(58,447)	—	—	(58,447)
Issuance of warrants	—	—	91,221	—	—	91,221
Net loss	—	—	—	(6,066,633)	—	(6,066,633)
BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679

Accrued compensation paid in shares	137,079	1,371	506,710	—	—	508,081
Compensation expense related to stock options	—	—	988,427	—	—	988,427
Compensation expense related to restricted stock awards	195,725	1,957	1,201,875	—	—	1,203,832
Issuance upon options exercised	80,513	805	185,528	—	—	186,333
Payments for taxes related to net share settlement of equity awards	—	—	(27,536)	—	—	(27,536)
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(2,637,926)	—	(2,637,926)
BALANCE, DECEMBER 31, 2025	49,790,934	$497,909	$52,449,339	$(32,016,832)	$(3,882,494)	$17,047,922

See accompanying Notes to Financial Statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,637,926)	$(6,066,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	2,713,539	2,623,920
Depreciation and amortization	810,500	888,473
Loss/(Gain) on disposal of fixed assets	(6,700)	16,160
Non-cash leasing charges	(97,840)	243,394
Changes in operating assets and liabilities:
Increase in accounts receivable	(489,199)	(1,675,540)
Decrease/(Increase) in inventory	(874,462)	677,632
Decrease/(Increase) in prepaid expenses and other assets	(196,682)	220,133
Increase in accounts payable	617,504	674,776
Increase/(Increase) in accrued payroll and related taxes	(279,429)	348,460
Decrease in other liabilities	(1,547)	(483,250)
Increase in accrued expenses	904,647	2,212,757
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	462,405	(319,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(932,517)	(1,297,427)
Proceeds on disposals of property and equipment	6,700	8,500
Purchases of intangible assets	(23,973)	(44,115)
NET CASH USED IN INVESTING ACTIVITIES	(949,790)	(1,333,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	186,165	—
Borrowings from insurance finance indebtedness	406,751	487,516
Payments on insurance finance indebtedness	(677,903)	(530,707)
Payments for taxes related to net share settlement of equity awards	(27,536)	(97,379)
Payments on finance lease liability, net of asset	(108,827)	(107,963)
NET CASH USED IN FINANCING ACTIVITIES	(221,350)	(248,533)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(708,735)	(1,901,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,580,947	11,482,240
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,872,212	$9,580,947

Supplemental Information
Cash paid during the years for:
Interest	$55,546	$71,934
Income taxes	$14,850	$—

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2025 the Company held cash and cash-equivalents of $8.9 million, the majority of which was held in a secured US-treasury money market mutual fund.

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

INTANGIBLE ASSETS

Certain of our identifiable intangible assets, including patents and trademarks, are amortized using the straight-line method over their estimated useful lives which range from 6 to 20 years.  All of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Our management is responsible for determining if impairment exists and considers various factors when making these determinations.  Amortization expense related to intangible assets for the years ended December 31, 2025 and 2024 was $69,411 and $68,197, respectively.

The estimated amortization expense for the succeeding years for the intangible assets is approximately:

Year Ending December 31,
2026	$65,969
2027	65,620
2028	65,620
2029	65,620
2030	62,000
Thereafter	360,012
Total amortization expense	$684,841

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Temporary differences are then measured using the enacted tax rates and laws. Determining the appropriate amount of valuation allowance requires management to exercise judgement about future operations.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes. After considering our cumulative pretax loss (the three-year period ending with the current year), as well as analyzing all available evidence, we have a recorded valuation allowance of $7.1 million against our net deferred tax assets as of the year ended December 31, 2025. As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Income tax returns for years prior to fiscal 2022 are no longer subject to examination by tax authorities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at original acquisition cost less accumulated depreciation.  Additions and improvements are capitalized which increase the value or extend the life of an asset, while maintenance and repair costs are expensed as incurred.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income.  Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which generally range from 3-10 years for furniture and office equipment, 3-12 years for manufacturing equipment and tooling and shorter of the lease term or their estimated useful lives for leasehold improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2025 and 2024 was $639,908 and $704,690, respectively.

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

Shares of stock previously granted for director fees under the non-employee director compensation plan, as well as shares of stock granted under its omnibus equity incentive plan are recorded at the fair value of the shares at the grant date.

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

The Company generally does not accept return of goods shipped unless it is a Company error.  The only credits provided to customers are for defective merchandise.  The Company warrants the syringe driver from defects in materials and workmanship under normal use and the warranty does not comprise a standalone performance obligation.  The costs under the warranty are expensed as incurred.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. As of December 31, 2025, 2024, and 2023, the Company has recognized a contract asset of $319,955, $222,623, $0, respectively, which is included in other accounts receivable in the accompanying balance sheets.

The Company established an allowance for charging off uncollectible trade accounts receivable that have both of the following characteristics: (a) They have a contractual maturity of one year or less and (b) They arose from the sale of goods or services.

The following table summarizes net revenues by geography for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net Revenues
Domestic	$30,238,333	$27,506,682
International	10,889,033	6,139,781
Total	$41,127,366	$33,646,463

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. We adopted this ASU for the annual period ended December 31, 2025 and the amendments have been applied prospectively in the financial statements. The adoption of this ASU did not have a significant impact on our financial statements.

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU did not have a significant impact on our financial statements.

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their fair values because of the short-term nature of those instruments.  There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2025.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  No impairment losses have been recorded for the years ended December 31, 2025 and 2024.

NOTE 2 — INVENTORY

Inventory consists of:

	December 31, 2025	December 31, 2024

Raw materials and work-in-process	$732,506	$827,768
Finished goods	2,949,645	1,979,887
Total	3,682,151	2,807,655
Less: reserve for obsolete inventory	(4,020)	(3,986)
Inventory, net	$3,678,131	$2,803,669

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2025	December 31, 2024

Furniture and office equipment	$1,407,636	$1,433,622
Leasehold improvements	1,959,045	1,953,653
Manufacturing equipment and tooling	5,171,898	4,376,147
Total property and equipment	8,538,579	7,763,422
Less: accumulated depreciation and amortization	(4,067,193)	(3,472,907)
Property and equipment, net	$4,471,386	$4,290,515

NOTE 4 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024 are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to its Chief Executive Officer, Chief Commercial Officer, and Chief Technology Officer.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of December 31, 2025, there were 1,958,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of December 31, 2025, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of December 31, 2025, there were 1,290,951 shares reserved for outstanding awards and 1,632,381 shares available for issuance under the 2024 Plan.

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

In 2025 the Company issued PSU’s to certain employees and measured the fair value of the PSUs using a Monte Carlo simulation valuation model. The risk-free interest rate used was 3.93%, which was based on the US treasury yield consistent with the contractual term of the awards. The expected volatility was a blended volatility rate of 48.78%, which incorporated both the Company’s observed equity volatility and the relevant guideline company volatility.

Shares of stock granted for non-employee director fees are recorded at the fair value of the shares at the grant date.

The per share weighted average fair value of stock options granted during the years ended December 31, 2025 and December 31, 2024 was $2.21 and $1.44, respectively.  The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the year ended December 31, 2025 and December 31, 2024. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued.

Time-Vesting Stock Options

The following table summarizes the inputs into the Black-Scholes model for all time-vesting stock options granted during the year ended December 31, 2025.

December 31, 2025

Dividend yield	0.00%
Expected Volatility	60.50% - 68.95%
Expected dividends	—
Expected term (in years)	6.25
Risk-free rate	3.90% - 4.16%

The following table summarizes the status of the time-based stock options outstanding at December 31, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	2,687,024	3.07
Granted	834,445	3.38
Exercised	(126,783)	2.57
Forfeited	(274,508)	2.25
Outstanding at December 31	3,120,178	3.25
Options exercisable at December 31	1,878,721	3.38

Total stock-based compensation expense for time-vested stock options was $1,002,555 and $1,530,446 for the years ended December 31, 2025, and 2024, respectively. $186,165 and zero was received from option exercises for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the intrinsic value of all outstanding time-based stock options was $8,222,085.

The following table presents information pertaining to time-based stock options outstanding at December 31, 2025:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08 - $3.98	3,120,178	7.1 years	$3.25	1,878,721	$3.38

As of December 31, 2025, there was $2,157,602 of total unrecognized compensation cost related to time-vested stock option awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 24 months.

Performance-Vesting Stock Options

The following table summarizes the activities for our unvested performance-vesting stock option awards for the year ended December 31, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Outstanding at January 1	155,334	$1.48
Granted	—	—
Exercised	(22,000)	1.48
Vested	—	—
Forfeited/canceled	(133,334)	1.48
Unvested at December 31	—	$—

Total stock-based compensation expense for performance-vesting stock options was $0 and $21,778 for the years ended December 31, 2025, and 2024, respectively. No cash was received from the exercise of performance-vesting stock options for the years ended December 31, 2025, and 2024.

As of December 31, 2025, there was $0 of unrecognized compensation cost related to unvested employee performance options.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the year ended December 31, 2025.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,269,937	$2.54
Granted	745,399	3.59
Vested	(199,750)	3.06
Forfeited/canceled	(93,439)	2.30
Unvested at December 31	1,722,147	$2.99

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs was $1,201,874 and $579,519 for the years ended December 31, 2025, and 2024, respectively.

As of December 31, 2025, there was $2,582,766 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 25 months.

NOTE 5 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 31, 2025 the loan and security agreement was amended to extend the maturity of the revolving credit facility to December 31, 2026 and the interest-only portion of the term loan facility to October 1, 2026. In addition, certain other covenants were also modified. On December 24, 2025, the loan and security agreement was further amended to extend the term loan availability date through March 31, 2026 with a new maturity date of December 1, 2028. As of December 31, 2025, there were no outstanding borrowings under the term loan nor the revolving credit facility.

Borrowings under the revolving credit facility will bear interest at the greater of Prime or 6.50%, payable in arrears on a monthly basis and at maturity. Borrowings under the term loan will bear interest at the greater of Prime minus 0.50% or 6.50% and will be interest-only through October 1, 2026, followed by 27 equal monthly payments of principal plus interest.

In connection with our loan financings agreement dated March 8, 2024, the Company issued common stock warrants to the lender. The fair value of each warrant was estimated on the date of the grant using the Black-Scholes option-pricing model. All options and warrants were charged against income at their fair value.  The entire compensation expense of the grant was recognized over the vesting period.

The loan and security agreement contains customary affirmative covenants, a financial maintenance covenant that requires the Company to maintain a minimum Adjusted Quick Ratio (defined as the ratio of the Company’s (i) unrestricted and unencumbered cash and cash equivalents maintained with the lender and its affiliates, plus eligible accounts receivable, to (ii) current liabilities), which was modified in 2025, of not less than 1.25 to 1.00 tested on the last day of each calendar quarter.

On July 16, 2025, the Company renewed its commercial insurance premium finance and security agreement with its insurance provider, with an aggregate principal amount of the note of $406,751, for the insurance period covering July 1, 2025 through June 30, 2026. On December 28, 2025 the Company executed its option to repay the remaining balance of note, without penalty, in the amount of $262,584.

NOTE 6 — LEASES

We have finance and operating leases for our corporate office and certain office, vehicles, and computer equipment.

At contract inception, we evaluate whether an arrangement is or contains a lease for which we are the lessee (that is, arrangements which provide us with the right to control a physical asset for a period of time).  Operating leases are accounted for on the balance sheets with ROU assets being recognized in “Operating lease right-of-use assets” and lease liabilities recognized in “Operating lease liability” and “Operating lease liability, net of current portion.” Finance leases are accounted for on the balance sheets recognized in “Property and equipment, net” and lease liabilities recognized in “Finance lease liability” and “Finance lease liability, net of current portion.”

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

The components of lease expense were as follows:

	Years Ended
	December 31,
	2025	2024

Operating lease cost	$533,979	$487,960
Short-term lease cost	6,086	5,952
Total lease cost	$540,065	$493,912

Finance lease cost:
Amortization of right-of-use assets	$117,898	$115,585
Interest on lease liabilities	12,001	21,896
Total finance lease cost	$129,899	$137,481

Supplemental cash flow information related to leases was as follows:

	Years Ended
	December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524,625	$501,214
Financing cash flows from finance leases	$131,437	$131,437

Supplemental information related to leases was as follows:

	December 31, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	6.57 Years	5.1 Years
Finance leases	1.67 Years	2.7 Years

Weighted Average Discount Rate
Operating leases	4.13%	6.52%
Finance leases	4.74%	6.34%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	539,329	131,437
2027	554,475	74,194
2028	557,286	6,178
2029	553,759	—
Thereafter	1,554,382	—
Total undiscounted lease payments	3,759,231	211,809
Less: imputed interest	(466,559)	(8,221)
Total lease liabilities	$3,292,672	$203,588

NOTE 7 — FEDERAL AND STATE INCOME TAXES

Domestic and international pre-tax income/(loss) consists of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024

United States	$(2,616,036)	$(6,063,740)
Loss before income taxes	$(2,616,036)	$(6,063,740)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current:
Federal	$(1,276)	$—
State	(20,614)	(2,893)
International	—	—
Total Current	(21,890)	(2,893)
Deferred:
Federal	—	—
State	—	—
International	—	—
Total Deferred	—	—
Income Tax Expense	$(21,890)	$(2,893)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024

Deferred Tax Assets:
Net Operating Loss	$4,984,118	$4,025,905
Credits	113,204	129,598
Capitalized Research Costs	1,276,364	2,451,496
NQO & RSA Stock Options	517,418	350,484
Deferred Lease Liability	830,800	647,446
Accruals & Reserves	694,279	712,058
Other	—	48
Gross Deferred Tax Asset	8,416,183	8,317,035
Valuation allowance	(7,053,948)	(7,080,843)
Total Deferred Tax Asset	$1,362,235	$1,236,192

Deferred Tax Liabilities:
Intangibles	(61,596)	(58,170)
ROU Assets	(747,412)	(538,632)
Fixed Assets	(553,227)	(639,390)
Total Deferred Tax Liabilities	(1,362,235)	(1,236,192)
Net Deferred Tax Asset	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025 the Company has provided a full valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025 was a decrease of $26,895.

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $22,514,225 and $4,393,561, respectively. The state net operating loss carryforwards will begin to expire in 2041 and our federal net operating loss carryforward will last indefinitely.

As of December 31, 2025, the Company had federal and state research credit carryforwards of approximately $113,204 and $0 respectively. The federal research credit carryforwards will begin to expire in 2036.

As of December 31, 2025, and 2024 the Company had no gross unrecognized tax benefits. The Company’s policy is to recognize accrued interest and penalties related to unrecognized income tax benefits in the Provision for income taxes should such amounts occur in future periods.

The Company files income tax returns in the US federal and various state jurisdictions with varying statutes of limitations. Tax years 2022 through 2024 are open to examination by major taxing jurisdictions to which the Company is subject.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
Federal tax at statutory rate	$1,272,820
State income taxes	184,595
Valuation allowance	(1,078,066)
Deferred tax true ups	(352,653)
Other items	(29,589)
Total	(2,893)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025	Percent
Federal tax at statutory rate	$549,368	21.0%
State and Local Income Taxes (1)	(20,614)	(0.8%	)
Nontaxable or Nondeductible Items
Stock Based Compensation	(41,305)	(1.6%	)
Other	(99,899)	(3.8%	)
Change in Valuation Allowance	(146,633)	(5.6%	)
Deferred tax true ups	(262,807)	(10.0%	)
Total	(21,890)	(0.8%	)
(1)	State Taxes in Texas made up the majority (greater than 50%) of the tax effect in this category

The amount of cash income taxes paid by the Company were as follows:

Year Ended December 31, 2025
Federal	$5,000
State and Local
Pennsylvania	9,200
All other State and Local	650
Total	14,850

The Company did not pay any income tax during the year ended December 31, 2024.

NOTE 8 — MAJOR CUSTOMERS

For the years ended December 31, 2025 and December 31, 2024, approximately 56% and 64%, respectively, of the Company’s net product revenues were derived from three major customers that are distributors.  As of December 31, 2025 and December 31, 2024, accounts receivable due from the three major customers was $3.7 million and $3.6 million, respectively.

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

The Manufacturing and Supply Agreement originally provided for a term of five years from the Effective Date. On November 19, 2025, the Manufacturing and Supply Agreement was amended and restated effective January 1, 2024. The amended and restated agreement expires by its terms on December 31, 2026, and will automatically renew for successive one-year periods unless one party elects not to renew in accordance with the terms of the agreement.  Either party may terminate the agreement upon a material breach by the other party that has not been cured within 45 days, upon the bankruptcy or insolvency of the other party or as otherwise expressly set forth in the agreement. The other terms of the amended and restated agreement are substantially the same as the original agreement, but now include a rebate for the Company based on annual qualified purchases from Command.

NOTE 10 — EMPLOYEE BENEFITS

We provide a safe harbor 401(k) plan for our employees that allows for employee elective contributions, Company matching contributions and discretionary profit-sharing contributions.  Employee elective contributions are funded through voluntary payroll deductions.  The Company makes safe harbor matching contributions in an amount equal to 100% of the employee’s contribution, not to exceed 3% of employee’s compensation plus 50% of employee’s pay contributed between 3% and 5% of employee’s compensation.  Company matching expense for the years ended December 31, 2025 and December 31, 2024 was $330,014 and $262,915, respectively.  The Company has not provided for a discretionary profit-sharing contribution.

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

NOTE 12 — SUBSEQUENT EVENTS

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. Subsequent to year-end, a federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain. Accordingly, the Company has not recorded, nor plans to record, any benefit related to possible tariff refunds at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer or CEO, and principal financial officer or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2025, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2025, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our executive officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers.”  Information required by Item 10 of Part III regarding our directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement under the caption “2026 Annual Meeting of Shareholders” relating to our 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”), which is to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.  Information concerning the composition of the Audit Committee and our Audit Committee financial expert is contained in our 2026 Proxy Statement under the caption “The Board and Committees of the Board – Committee Membership and Function – Audit Committee” and is incorporated herein by reference. Information on beneficial ownership reporting compliance will be contained under the caption “Delinquent Section 16(a) Reports”, if applicable, in our 2026 Proxy Statement and is incorporated herein by reference. Information relating to our Code of Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2026 Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.  Our Code of Ethics is posted on our website at www.korumedical.com under the heading “Investors – Governance”.  Printed copies of the Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, KORU Medical Systems, Inc., 100 Corporate Drive, Mahwah, NJ 07430; telephone 800-624-9600. We intend to disclose amendments to our Code of Ethics, as well as waivers of the provisions thereof, on our website under the heading “Investors - Governance” at www.korumedical.com. Information about the Company’s insider trading policy is contained in our 2026 Proxy Statement under the caption “Corporate Governance – Insider Trading Policy” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

The following exhibits are filed herewith or incorporated by reference as part of this Annual Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between KORU Medical Systems, Inc., a New York corporation, and KORU Medical Systems, Inc., a Delaware corporation (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(i)	Certificate of Incorporation of KORU Medical Systems, Inc. effective May 16, 2023 (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.1(ii)	Amended and Restated By-laws of KORU Medical Systems, Inc., effective February 5, 2026 (incorporated by reference to our Form 8-K filed with the SEC on February 10, 2026).

4.1	Description of Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.1	2015 Stock Option Plan, as amended (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 28, 2016).

10.2	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021).

10.3	Form of Non-Qualified Stock Option pursuant to the 2015 Stock Option Plan and the 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.4	Form of Incentive Stock Option pursuant to the 2015 Stock Option Plan and the 2021 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).

10.5	2024 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 28, 2024).

10.6	Long-Term Incentive Program (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 21, 2024).

10.7	Form of Performance Share Unit Award Agreement pursuant to the 2024 Omnibus Equity Incentive Plan.**

10.8	Form of Restricted Stock Unit Award Agreement pursuant to the 2024 Omnibus Equity Incentive Plan.**

10.9	Form of Non-Qualified Stock Option Award Agreement pursuant to the 2024 Omnibus Equity Incentive Plan.**

10.10	Non-Employee Director Compensation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 18, 2022).

10.11	Amended and Restated Manufacturing and Supply Agreement dated as of November 17, 2025 between KORU Medical Systems, Inc. and Command Medical Products (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 25, 2025). Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

10.12	Employment Agreement effective as of March 15, 2021 between KORU Medical Systems, Inc. and Linda Tharby (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 23, 2021).* †

10.13	Amended and Restated Employment Agreement effective as of July 18, 2024 between KORU Medical Systems, Inc. and Christopher Pazdan (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 24, 2024).* †

Exhibit No.	Description

10.14	Employment Agreement effective as of October 20, 2021 between KORU Medical Systems, Inc. and Thomas Adams (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 3, 2022).*

10.15	First Amendment to Employment Agreement effective as of August 1, 2023 between Thomas Adams and KORU Medical Systems, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 2, 2023).* †

10.16	Employment Agreement effective as of June 30, 2025 between KORU Medical Systems, Inc. and Adam Kalbermatten (incorporated by reference to the Company’s Form 10-Q filed with the SEC on August 6, 2025).*

10.17	Lease dated as of January 21, 2022 between the Company and Breit Industrial Canyon NJ1W05 LLC (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 2, 2022).

10.18	Loan and Security Agreement dated as of March 8, 2024 by and between KORU Medical Systems, Inc. and HSBC Ventures USA Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).+

10.19	Stock Purchase Warrant issued to HSBC Ventures USA Inc. issued on March 8, 2024 (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2024).

19	KORU Medical Systems, Inc. Amended and Restated Insider Trading Policy.**

23.1	Consent of Cherry Bekaert LLP.**

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of the Principal Executive Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Principal Financial Officer of registrant required under Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Principal Executive Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer of registrant required under Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 12, 2025).

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

__________

+	Certain schedules, appendices and/or exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.
*	Denotes management compensatory agreement or arrangement.
†	Certain information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

Dated: March 12, 2026	/s/ Linda Tharby
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

Signature	Title	Date

/s/ Linda Tharby Linda Tharby	President, Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2026

/s/ Thomas Adams Thomas Adams	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026

/s/ R. John Fletcher R. John Fletcher	Chairman of the Board and Director	March 12, 2026

/s/ Edward Wholihan Edward Wholihan	Director	March 12, 2026

/s/ Robert A. Casella Robert A. Casella	Director	March 12, 2026

/s/ Joseph M. Manko, Jr. Joseph M. Manko, Jr.	Director	March 12, 2026

/s/ Shahriar Matin Shahriar Matin	Director	March 12, 2026

/s/ Donna French Donna French	Director	March 12, 2026