Form 10-Q
period 2026-03-31
KORU Medical Systems, Inc.
filed 2026-05-06
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 6, 2026, 45,933,000 shares of common stock, $0.01 par value per share, were outstanding, which excludes 4,018,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,767,774	$8,872,212
Accounts receivable	5,982,536	6,209,950
Inventory, net	4,476,304	3,678,131
Other receivables	335,206	319,955
Prepaid expenses	1,026,614	908,542
TOTAL CURRENT ASSETS	20,588,434	19,988,790
Property and equipment, net	4,335,882	4,471,386
Intangible assets, net of accumulated amortization of $545,302 and $527,949 as of March 31, 2026 and December 31, 2025, respectively	711,211	684,841
Operating lease right-of-use assets	2,857,341	2,956,192
Other assets	98,970	98,970
TOTAL ASSETS	$28,591,838	$28,200,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,635,701	$2,267,473
Accrued expenses	5,271,100	4,828,830
Other liabilities	11,068	27,722
Accrued payroll and related taxes	385,890	531,972
Financing lease liability	126,323	124,913
Operating lease liability	421,727	413,448
TOTAL CURRENT LIABILITIES	8,851,809	8,194,358
Financing lease liability, net of current portion	46,560	78,675
Operating lease liability, net of current portion	2,771,115	2,879,224
TOTAL LIABILITIES	11,669,484	11,152,257

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 49,933,502 and 49,790,934 shares issued 46,133,000 and 46,370,432 shares outstanding as of March 31, 2026, and December 31, 2025, respectively	499,335	497,909
Additional paid-in capital	54,795,722	52,449,339
Treasury stock, 3,818,526 and 3,438,526 shares as of March 31, 2026 and December 31, 2025, respectively, at cost	(5,548,793)	(3,882,494)
Accumulated deficit	(32,823,910)	(32,016,832)
TOTAL STOCKHOLDERS’ EQUITY	16,922,354	17,047,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,591,838	$28,200,179

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

NET REVENUES	$11,764,624	$9,635,075
Cost of goods sold	4,533,235	3,588,740
Gross Profit	7,231,389	6,046,335

OPERATING EXPENSES
Selling, general and administrative	6,582,178	5,959,374
Research and development	1,316,603	1,114,609
Depreciation and amortization	197,531	217,357
Total Operating Expenses	8,096,312	7,291,340

Net Operating Loss	(864,923)	(1,245,005)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	(23,150)	5,588
Interest income, net	80,995	73,180
TOTAL OTHER INCOME	57,845	78,768

LOSS BEFORE INCOME TAXES	(807,078)	(1,166,237)

Income Tax Refund (Expense)	—	—

NET LOSS	$(807,078)	$(1,166,237)

NET LOSS PER SHARE

Basic & Diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	46,364,905	45,981,826

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(807,078)	$(1,166,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	681,510	697,590
Depreciation and amortization	197,531	217,357
Non-cash leasing charges	(979)	—
Changes in operating assets and liabilities:
Accounts receivable	227,414	(228,661)
Inventory	(798,173)	(474,977)
Prepaid expenses and other assets	(133,323)	(8,094)
Other liabilities	(16,655)	80,828
Accounts payable	368,228	363,608
Accrued payroll and related taxes	(146,081)	227,316
Accrued expenses	442,269	53,803
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	14,663	(237,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(46,163)	(443,438)
Purchases of intangible assets	(43,722)	(3,400)
NET CASH USED IN INVESTING ACTIVITIES	(89,885)	(446,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on insurance finance indebtedness	—	(133,973)
Payments on finance lease liability, net of asset	(29,216)	(26,835)
NET CASH USED IN FINANCING ACTIVITIES	(29,216)	(160,808)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,438)	(845,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,872,212	9,580,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,767,774	$8,735,834

Supplemental Information
Cash paid during the periods for:
Interest	$2,155	$5,385

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended March 31, 2026

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2025	49,790,934	$497,909	$52,449,339	$(32,016,832)	$(3,882,494)	$17,047,922
Issuance of stock-based compensation	142,568	1,426	96,074	—	—	97,500
Compensation expense related to stock options	—	—	254,053	—	—	254,053
Compensation related to restricted stock	—	—	329,957	—	—	329,957
Forfeiture of unvested restricted stock	—	—	1,666,299	—	(1,666,299)	—
Net loss	—	—	—	(807,078)	—	(807,078)
BALANCE, MARCH 31, 2026	49,933,502	$499,335	$54,795,722	$(32,823,910)	$(5,548,793)	$16,922,354

Three Months Ended March 31, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

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

BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2025 (“Annual Report”).  In accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in the audited financial statements of the Company. The accompanying interim financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented.  All such adjustments are of a normal, recurring nature.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2026 the Company held cash and cash-equivalents of $8.8 million, the majority of which was held in a secured US-treasury money market fund.

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

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year.

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

For Product Revenue, we recognize revenues when shipment occurs, at which point the customer obtains control and ownership of the goods.  Shipping costs generally are billed to customers and are included in Product Revenue.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contract asset, which is included in other receivables in the accompanying balance sheet, of $335,206 and $319,955 as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes net revenues from our distributors and direct customers by geography for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
Revenues
Domestic	$8,438,743	$7,205,633
International	3,325,881	2,429,442
Total	$11,764,624	$9,635,075

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses for the quarter ended March 31, 2026, nor March 31, 2025.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2026	December 31, 2025

Furniture and office equipment	$1,390,946	$1,407,636
Leasehold improvements	1,959,045	1,959,045
Manufacturing equipment and tooling	5,199,410	5,171,898
Total property and equipment	8,549,401	8,538,579
Less: accumulated depreciation and amortization	(4,213,519)	(4,067,193)
Property and equipment, net	$4,335,882	$4,471,386

NOTE 3 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the “2015 Plan”), the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”), and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024, are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to certain executive officers.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of March 31, 2026, there were 1,958,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of March 31, 2026, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of March 31, 2026, there were 2,085,495 shares reserved for outstanding awards and 780,131 shares available for issuance under the 2024 Plan.

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

On March 12, 2026 the Company announced the retirement of our CEO, Linda Tharby, with both parties entering into a separation and transition agreement, and general release.  Ms. Tharby will continue to serve as CEO through June 30, 2026, at which time she will transition to a non-executive advisory employee, and continue to serve as a member of the Board of Directors through December 31, 2026.  As part of the separation and transition agreement, 380,000 unvested restricted stock awards from Ms. Tharby’s new hire inducement plan were forfeited during the three months ended March 31, 2026. Additional unvested restricted stock awards, RSUs, PSUs, and stock options will be forfeited upon her transition to non-executive advisory employee status on June 30, 2026.  All forfeited restricted stock awards will be transferred to Treasury, and forfeited RSUs, PSUs, and stock options will be remitted back to the 2024 Plan.

Time-Vesting Stock Options

The following table summarizes the status of the time-vested stock options outstanding at March 31, 2026:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,120,178	$3.25
Granted	494,067	4.99
Exercised	—	—
Forfeited	—	—
Outstanding at March 31	3,614,245	$3.46
Options exercisable at March 31	1,951,226	$3.34

Total stock-based compensation expense for time-vested stock options, included in operating expense in the accompanying statement of operations, was $254,053 for the three months ended March 31, 2026. No cash was received from option exercises for the three months ended March 31, 2026. As of March 31, 2026, the intrinsic value of all time-based stock options was $3,479,147.

The following table presents information pertaining to time-vested stock options outstanding at March 31, 2026:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08-$5.70	3,614,245	7.2 years	$3.46	1,951,226	$3.34

As of March 31, 2026, there was $3,419,986 of total unrecognized compensation cost related to unvested share-based stock compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 26 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the three months ended March 31, 2026.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,722,147	$2.99
Granted	673,801	$4.81
Vested	(171,599)	$2.32
Forfeited/canceled	(150,000)	3.31
Unvested at March 31	2,074,349	$3.61

During the three months ended March 31, 2026, 380,000 shares of restricted stock originally issued to our CEO as part of her new hire inducement award were forfeited and returned to treasury, inclusive of the 150,000 shares noted above due to a catch-up provision which was not achieved.

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statement of operations, was $329,957 for the three months ended March 31, 2026.

As of March 31, 2026, there was $5,494,834 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 27 months.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 30, 2026 the loan and security agreement was amended to extend the maturity of the $5,000,000 revolver from December 31, 2026 to March 30, 2028, and extends the interest-only period of the $5,000,000 term loan from September 30, 2026 to June 30, 2027 with a possible further extension to December 31, 2027 upon the achievement of certain EBITDA milestones as set forth therein. The term loan maturity has been extended from December 1, 2028 to December 1, 2029. The amendment lowers the interest rate floor to 5.50% from 6.50% for the revolver and the term loan. The amendment removes the adjusted quick ratio covenant for both the term loan and the revolver. The adjusted quick ratio covenant for the revolver has been replaced with a remaining months liquidity covenant of at least twelve months, to be tested monthly beginning the first month the revolver is drawn on; provided, however, the Company will be in compliance if trailing three (3) month average Adjusted EBITDA (as defined in the revolver) is positive.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2026	2025

Operating lease cost	$133,495	$125,084
Short-term lease cost	4,700	3,386
Total lease cost	$138,195	$128,470

Finance lease cost:
Amortization of right-of-use assets	$29,474	$28,896
Interest on lease liabilities	2,155	4,490
Total finance lease cost	$31,629	$33,386

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132,985	$129,363
Financing cash flows from finance leases	32,859	32,859

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases	6.32 Years	6.57 Years
Finance leases	1.43 Years	1.67 Years

Weighted Average Discount Rate
Operating leases	4.12%	4.13%
Finance leases	4.77%	4.74%

Maturities of lease liabilities are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
Remainder of 2026	$451,494	$98,578
2027	554,475	74,194
2028	557,286	6,178
2029	553,759	—
2030	568,217	—
Thereafter	986,164	—
Total undiscounted lease payments	3,671,395	178,950
Less: imputed interest	(478,553)	(6,067)
Total lease liabilities	$3,192,842	$172,883

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company reported an income tax expense of zero for the three months ended March 31, 2026, and 2025, which is lower than the statutory tax rate at 21% primarily due to the valuation allowance established against the net deferred tax assets.

We evaluate our deferred tax assets to determine if they are more likely than not to be realized by assessing both positive and negative evidence in accordance with ASC Topic 740, Income Taxes.  After considering our cumulative pretax loss (the three-year period ended with the current year), as well as analyzing all available evidence, we maintained the full valuation allowance against our net deferred tax assets.  As we continue to assess the realizability of our deferred tax assets, reported pretax income and new evidence may result in a partial or full reduction of the valuation allowance in future periods.

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

NOTE 8 — SUBSEQUENT EVENTS

On April 12, 2026, 200,000 shares of unvested restricted stock originally issued to our CEO as part of her new hire inducement award were forfeited and returned to treasury.

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

Our actual results may vary materially from the forward-looking statements made in this report due to important factors such as uncertainties associated with inflation, tariffs, war and other geopolitical conflicts, customer ordering patterns, availability and costs of raw materials and labor and our ability to recover such costs, future operating results, growth of new patient starts and the Ig market, our compliance with Food and Drug Administration and foreign authority regulations and the outcome of regulatory audits, introduction and adoption of competitive products, acceptance of and demand for new and existing products, ability to penetrate new markets, success in enforcing and obtaining patents, reimbursement related risks, government regulation of the home health care industry, success of our research and development effort, expanding the market of FREEDOMTM System, demand in the SCIg market, availability of sufficient capital if or when needed, dependence on key personnel, and the impact of recent accounting pronouncements, as well as those risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025. When used in this report, the words “estimate,” “project,” “believe,” “may,” “will,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, which include, without limitation, statements regarding need for additional financing.  Such statements reflect current views with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company ended the first quarter of 2026 with $11.8 million in net revenues, a 22.1% increase compared to $9.6 million in the same period last year. Revenues were driven by growth in our core domestic and international business of 11.7% and 35.2%, respectively, along with an increase of 166.0% in our pharma services and clinical trials business.

Gross profit for the first quarter of 2026 was $7.2 million, a 19.6% increase compared to $6.0 million in the same period last year, primarily driven by volume growth. Gross margin was 61.5% for the three months ended March 31, 2026, a decrease from 62.8% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the first quarter of 2026 were $8.1 million, compared to $7.3 million for the same period last year, driven by an increase of $0.6 million in selling, general, and administrative expenses, and an increase of $0.2 million in research and development expenses.

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. On February 20, 2026, a US federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain. Accordingly, the Company has not recorded, nor plans to record, any benefit related to possible tariff refunds at this time.

RESULTS OF OPERATIONS

Three months ended March 31, 2026, compared to March 31, 2025

Net Revenues

The following table summarizes our net revenues for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Change from Prior Year		% of Net Revenues
	2026	2025	$	%	2026	2025
Net Revenues
Domestic Core	$7,739,872	$6,927,964	$811,908	11.7%	65.8%	71.9%
International Core	3,284,041	2,428,662	855,379	35.2%	27.9%	25.2%
Total Core	11,023,913	9,356,626	1,667,287	17.8%	93.7%	97.1%
Pharma Services and Clinical Trials	740,711	278,449	462,262	166.0%	6.3%	2.9%
Total	$11,764,624	$9,635,075	$2,129,549	22.1%	100%	100%

Total net revenues increased $2.1 million, or 22.1%, to $11.8 million for the three months ended March 31, 2026, as compared to $9.6 million in the prior year period. Domestic core revenues were $7.7 million, an increase of 11.7% over the prior year period, primarily due to higher consumable volumes, driven by new patient starts and market share gains within new and existing accounts, supported by a strong underlying SCIg market. International core revenues were $3.3 million, an increase of 35.2% over the prior year period, primarily due to higher pump and consumable volumes, driven by distributor purchases supporting pre-filled syringe (PFS) conversions for a key EU market. Pharma services and clinical trials net revenues were $0.7 million, an increase of 166.0% over the prior year period, primarily due to higher clinical trial product revenues for advancing existing collaborations.

Gross Profit

Our gross profit for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
Gross Profit	$7,231,389	$6,046,335	$1,185,054	19.6%
Gross Margin	61.5%	62.8%

Gross profit increased $1.2 million, or 19.6%, to $7.2 million in the three months ended March 31, 2026, as compared to $6.0 million in the prior year period, primarily driven by volume growth. Gross margin decreased to 61.5% in the three months ended March 31, 2026, as compared to 62.8% in the prior year period. The decrease in gross margin was primarily driven by higher production costs based on timing of production runs in the prior quarter that were amortized in the three months ended March 31, 2026, and tariff-related charges that did not occur in the prior year period, partially offset by a favorable geographic sales mix.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
Selling, general and administrative	$6,582,178	$5,959,374	$622,804	10.5%
Research and development	1,316,603	1,114,609	201,994	18.1%
Depreciation and amortization	197,531	217,357	(19,826)	(9.1%	)
Total Operating Expenses	$8,096,312	$7,291,340	$804,972	11.0%

Selling, general and administrative expenses increased $0.6 million, or 10.5%, to $6.6 million during the three months ended March 31, 2026, as compared to $6.0 million in the prior year period. The increase in selling, general and administrative expenses was primarily driven by increases in legal fees and compensation expenses related to salary and stock compensation, partially offset by lower temporary labor expenses.

Research and development expenses increased $0.2 million, or 18.1%, to $1.3 million during the three months ended March 31, 2026, as compared to $1.1 million in the prior year period, primarily due to higher compensation expenses for salary and stock compensation related to headcount additions, partially offset by lower temporary labor expenses.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended March 31, 2026, as compared to $0.2 million in the prior year period.

Net Loss

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
Net Loss	$(807,078)	$(1,166,237)	$359,159	30.8%

Our net loss decreased $0.4 million in the three months ended March 31, 2026, as compared to the prior year period, primarily driven by an increase in gross profit of $1.2 million, driven by increased revenues, partially offset by operating expense increases of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.8 million as of March 31, 2026.  Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $4.5 million at March 31, 2026, which reflects an increase of $0.8 million from December 31, 2025, due to expected future demand from our customers.

We expect that our cash on hand, cash flows from operations, and as needed, cash available under our credit facility, will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to draw on our credit facility, take on additional debt, raise capital through issuance of equity, or utilize a combination of the above. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to draw on our new credit facility or seek additional equity or debt financing sooner. There can be no assurance the Company will be able to obtain the financing or raise the capital required to fund operations or planned expansion.

Credit Facility

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a credit facility consisting of a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. On March 30, 2026, the Company entered into an amendment to the agreement extending the revolver maturity to March 30, 2028 and the term loan maturity to December 1, 2029, extending the interest-only period on the term loan through at least June 30, 2027, and lowering the interest rate floor on both facilities from 6.50% to 5.50%. The Company has not drawn on the credit facility, and there is no obligation to do so at any time. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The credit facility contains customary affirmative and negative covenants and events of default. For a complete description of the terms of the credit facility, see Note 4 to the condensed financial statements included herein.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash from/(used in) operating activities	$14,663	$(237,467)
Net cash used in investing activities	$(89,885)	$(446,838)
Net cash used in financing activities	$(29,216)	$(160,808)

Operating Activities

Net cash from operating activities was $0.01 million for the three months ended March 31, 2026, as compared to $(0.2) million in the prior year period. This net cash inflow of $0.01 million was primarily due to the net loss of $0.8 million, an increase in inventory of $0.8 million, offset by higher accounts payable of $0.4 million, higher accrued expenses of $0.2 million, and lower accounts receivable of $0.2 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $0.7 million, and depreciation and amortization expense of $0.2 million.

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

Investing Activities

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2026, was for capital expenditures for manufacturing equipment related to our new infusion pump production line.

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2025, was for capital expenditures for manufacturing equipment related to our new consumables production lines.

Financing Activities

Net cash used in financing activities of $0.03 million for the three months ended March 31, 2026 was due to payments for our finance leases.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in “PART 1, ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

KORU MEDICAL SYSTEMS, INC.

May 6, 2026	/s/ Linda Tharby
Linda Tharby, Chief Executive Officer (Principal Executive Officer)

May 6, 2026	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)