Form 10-Q
period 2026-06-30
KORU Medical Systems, Inc.
filed 2026-08-05
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 5, 2026, 46,171,902 shares of common stock, $0.01 par value per share, were outstanding, which excludes 4,018,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,287,704	$8,872,212
Accounts receivable, net	5,027,723	5,972,252
Inventory, net	4,511,126	3,678,131
Other receivables	1,064,909	557,653
Prepaid expenses and other current assets	622,655	908,542
TOTAL CURRENT ASSETS	19,514,117	19,988,790
Property and equipment, net	3,929,718	4,471,386
Intangible assets, net of accumulated amortization of $562,655 and $527,949 as of June 30, 2026 and December 31, 2025, respectively	1,663,318	684,841
Operating lease right-of-use assets	2,755,890	2,956,192
Other assets	98,970	98,970
TOTAL ASSETS	$27,962,013	$28,200,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,912,589	$2,267,473
Accrued expenses	2,869,568	4,828,830
Other liabilities	11,068	27,722
Accrued payroll and related taxes	807,832	531,972
Financing lease liability	148,592	124,913
Operating lease liability	430,173	413,448
TOTAL CURRENT LIABILITIES	7,179,822	8,194,358
Financing lease liability, net of current portion	71,409	78,675
Operating lease liability, net of current portion	2,659,265	2,879,224
TOTAL LIABILITIES	9,910,496	11,152,257

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 50,172,404 and 49,790,934 shares issued 46,148,690 and 46,370,432 shares outstanding as of June 30, 2026, and December 31, 2025, respectively	501,724	497,909
Additional paid-in capital	56,527,047	52,449,339
Treasury stock, 4,018,526 and 3,438,526 shares as of June 30, 2026 and December 31, 2025, respectively, at cost	(6,405,793)	(3,882,494)
Accumulated deficit	(32,571,461)	(32,016,832)
TOTAL STOCKHOLDERS’ EQUITY	18,051,517	17,047,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,962,013	$28,200,179

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET REVENUES	$12,045,420	$10,194,800	$23,810,044	$19,829,875
Cost of goods sold	4,199,212	3,719,031	8,732,447	7,307,771
Gross Profit	7,846,208	6,475,769	15,077,597	12,522,104

OPERATING EXPENSES
Selling, general and administrative	5,939,986	5,384,148	12,522,165	11,343,522
Research and development	1,069,200	1,194,789	2,385,804	2,309,398
Depreciation and amortization	210,031	209,487	407,561	426,844
Total Operating Expenses	7,219,217	6,788,424	15,315,530	14,079,764

Net Operating Income /(Loss)	626,991	(312,655)	(237,933)	(1,557,660)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	(22,343)	44,193	(45,493)	49,782
Loss on disposal of fixed assets, net	(406,269)	—	(406,269)	—
Interest income, net	59,870	78,951	140,866	152,130
TOTAL OTHER (EXPENSE)/INCOME	(368,742)	123,144	(310,896)	201,912

INCOME / (LOSS) BEFORE INCOME TAXES	258,249	(189,511)	(548,829)	(1,355,748)

Income Tax Expense	(5,800)	(17,356)	(5,800)	(17,356)

NET INCOME/(LOSS)	$252,449	$(206,867)	$(554,629)	$(1,373,104)

NET INCOME / (LOSS) PER SHARE
Basic	$0.01	$(0.00)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	46,083,893	46,193,709	46,223,623	46,088,353
Diluted	49,509,437	46,193,709	46,223,623	46,088,353

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(554,629)	$(1,373,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	1,139,284	1,113,334
Depreciation and amortization	407,561	426,844
Loss on disposal of fixed assets	406,269	—
Non-cash leasing charges	(2,931)	—
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	944,529	805,133
Decrease/(Increase) in other receivables	(507,257)	47,979
Decrease/(Increase) in inventory	(832,996)	(1,144,175)
Decrease/(Increase) in prepaid expenses and other assets	285,887	317,897
Increase/(Decrease) in accounts payable	645,116	(555,430)
Increase/(Decrease) in accrued payroll and related taxes	275,860	(122,459)
Increase/(Decrease) in other liabilities	(16,654)	74,833
Increase/(Decrease) in accrued expenses	(1,959,263)	(288,659)
NET CASH FLOWS FROM OPERATING ACTIVITIES	230,776	(697,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(154,070)	(472,252)
Purchases of intangible assets	(461,035)	(3,400)
Capitalized software development costs	(52,147)	—
NET CASH FLOWS FROM INVESTING ACTIVITIES	(667,252)	(475,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on insurance finance indebtedness	—	(271,152)
Payments for taxes related to net share settlement of equity awards	(81,059)	(27,536)
Payments on finance lease liability, net of asset	(66,973)	(54,084)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(148,032)	(352,772)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(584,508)	(1,526,231)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,872,212	9,580,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,287,704	$8,054,716

Supplemental Information
Cash paid during the years for:
Interest	$4,732	$7,563
Income Taxes	$5,800	$17,356
Non-cash Financing Activity
During the six months ended June 30, 2026, the Company acquired an intangible asset for $961,035, of which $500,000 was settled through the issuance of 125,628 shares of common stock	-

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended June 30, 2026

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2025	49,790,934	$497,909	$52,449,339	$(32,016,832)	$(3,882,494)	$17,047,922
Issuance of stock-based compensation	142,568	1,426	96,074	—	—	97,500
Compensation expense related to stock options	—	—	254,053	—	—	254,053
Compensation related to restricted stock	—	—	329,957	—	—	329,957
Forfeiture of unvested restricted stock	—	—	1,666,299	—	(1,666,299)	—
Net loss	—	—	—	(807,078)	—	(807,078)
BALANCE, MARCH 31, 2026	49,933,502	$499,335	$54,795,722	$(32,823,910)	$(5,548,793)	$16,922,354

Issuance of stock-based compensation	113,274	1,133	96,367	—	—	97,500
Compensation expense related to stock options	—	—	308,252	—	—	308,252
Compensation related to restricted stock, net of payment for taxes	—	—	(29,038)	—	—	(29,038)
Forfeiture of unvested restricted stock	—	—	857,000	—	(857,000)	—
Restricted shares issued as acquisition consideration	125,628	1,256	498,744	—	—	500,000
Net Income	—	—	—	252,449	—	252,449
BALANCE, JUNE 30, 2026	50,172,404	$501,724	$56,527,047	$(32,571,461)	$(6,405,793)	$18,051,517

Three and Six Months Ended June 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

Issuance of stock-based compensation	93,961	940	96,560	—	—	97,500
Compensation expense related to stock options	—	—	147,944	—	—	147,944
Compensation related to restricted stock, net of payment for taxes	—	—	142,766	—	—	142,766
Net loss	—	—	—	(206,867)	—	(206,867)
BALANCE, JUNE 30, 2025	49,655,459	$496,555	$50,664,323	$(30,752,010)	$(3,882,494)	$16,526,374

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2026 the Company held cash and cash-equivalents of $8.3 million.

INTANGIBLE ASSETS

Costs incurred in obtaining patents have been capitalized and are being amortized over the legal life of the patents.

During the three months ended June 30, 2026, the Company acquired certain intangible assets for $961,035. This purchase was accounted for as a technology asset acquisition, as it did not meet the definition of a business combination under ASC 805.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes certain costs related to the development of internal-use software in accordance with ASC 350-40, Internal-Use Software. Capitalization begins when management has authorized the project, and it is probable that the software will be completed and used as intended. Capitalized costs primarily include internal labor directly associated with application development activities, such as coding, configuration, and testing.

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

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income(loss) for basic and diluted earnings per share	$252,449	$(206,867)	$(554,629)	$(1,373,104)
Denominator for basic income per share weighted average shares	46,083,893	46,193,709	46,223,623	46,088,353
Effect of dilutive securities:
Options, restricted stock units, and warrants	3,425,544	—	—	—
Denominator for diluted income per share weighted average shares	49,509,437	46,193,709	46,223,623	46,088,353
Basic income per share	$0.01	$(0.00)	$(0.01)	$(0.03)
Diluted income per share	$0.01	$(0.00)	$(0.01)	$(0.03)

Approximately 2,273,140 stock options and 1,152,404 restricted stock units for the three months ended June 30, 2026 were included in the diluted EPS calculation because they were dilutive. Additional stock options and restricted stock units were excluded from the diluted EPS calculation for the three-month period ended June 30, 2026 because they were anti-dilutive, primarily consisting of unvested and out-of-the-money options of 1,677,997 and unvested performance-based awards of 525,875. Because the Company reported a net loss for the six months ended June 30, 2026, all potential common shares were anti-dilutive and therefore excluded from the calculation of diluted net loss per share for the period.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contract asset, which is included in other receivables in the accompanying balance sheet, of $335,206 and $319,955 as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes net revenues from our distributors and direct customers by geography for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Domestic	$8,396,591	$8,012,272	$16,835,334	$15,217,904
International	3,648,829	2,182,528	6,974,710	4,611,971
Total	$12,045,420	$10,194,800	$23,810,044	$19,829,875

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements.  Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.  The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value.  The Company did not record any impairment losses for the quarter ended June 30, 2026, nor June 30, 2025.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2026	December 31, 2025

Furniture and office equipment	$1,527,809	$1,407,636
Leasehold improvements	2,161,557	1,959,045
Manufacturing equipment and tooling	4,663,208	5,171,898
Total property and equipment	8,352,574	8,538,579
Less: accumulated depreciation and amortization	(4,422,856)	(4,067,193)
Property and equipment, net	$3,929,718	$4,471,386

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

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of June 30, 2026, there were 1,903,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of June 30, 2026, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of June 30, 2026, there were 2,134,545 shares reserved for outstanding awards and 3,028,956 shares available for issuance under the 2024 Plan.

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

On March 12, 2026 the Company announced the retirement of our CEO, Linda Tharby, with both parties entering into a separation and transition agreement, and general release. Ms. Tharby continued to serve as CEO through June 30, 2026, at which time she transitioned to a non-executive advisory employee, and will continue to serve as a member of the Board of Directors through December 31, 2026. As part of the separation and transition agreement, 580,000 unvested restricted stock awards from Ms. Tharby’s new hire inducement plan were forfeited during the six months ended June 30, 2026. All forfeited restricted stock awards were transferred to Treasury, and forfeited RSUs, PSUs, and stock options were remitted back to the 2024 Plan.

Time-Vesting Stock Options

The following table summarizes the status of the time-vested stock options outstanding at June 30, 2026:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,614,245	$3.48
Granted	156,857	$3.95
Exercised	—	—
Forfeited	(81,272)	$2.73
Outstanding at June 30	3,689,830	$3.50
Options exercisable at June 30	2,097,335	$3.28

Total stock-based compensation expense for time-vested stock options included in operating expense in the accompanying statement of operations was $308,252 and $562,305 for the three and six months ended June 30, 2026, respectively.  As of June 30, 2026, the intrinsic value of all time-based stock options was $3,014,639.

The following table presents information pertaining to time-vested stock options outstanding at June 30, 2026:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08 - $4.06	3,216,318	6.5 years	$3.28	2,097,335	$3.28
$4.35 - $5.70	473,512	9.6 years	$5.01	—	$—
Total	3,689,830	6.9 years	$3.50	2,097,335	$3.28

As of June 30, 2026, there was $3,368,702 of total unrecognized compensation cost related to unvested share-based stock compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 25 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the six months ended June 30, 2026.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,722,147	$2.99
Granted	687,204	$4.81
Vested	(242,348)	$2.32
Forfeited/canceled	(560,565)	$3.31
Unvested at June 30	1,606,438	$3.61

During the six months ended June 30, 2026, 580,000 shares of restricted stock originally issued to our former CEO as part of her new hire inducement award were forfeited and returned to treasury.

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statement of operations was $52,021 and $381,978 for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, there was $4,919,605 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 25 months.

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

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating lease cost	$133,495	$132,502	$266,990	$257,587
Short-term lease cost	—	2,700	—	6,086
Total lease cost	$133,495	$135,202	$266,990	$263,673

Finance lease cost:
Amortization of right-of-use assets	$36,547	$28,896	$66,022	$57,793
Interest on lease liabilities	2,578	4,085	4,713	8,575
Total finance lease cost	$39,125	$32,981	$70,735	$66,368

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$268,433	$261,117
Financing cash flows from finance leases	70,702	65,718
ROU assets obtained in exchange for new finance lease liabilities	82,383	—

	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases	6.08 Years	6.57 Years
Finance leases	1.75 Years	1.67 Years

Weighted Average Discount Rate
Operating leases	4.11%	4.13%
Finance leases	4.47%	4.74%

Maturities of lease liabilities are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
Remainder of 2026	$270,896	$80,669
2027	554,475	104,096
2028	557,286	36,079
2029	553,759	7,475
2030	568,217	—
Thereafter	986,164	—
Total undiscounted lease payments	3,490,797	228,319
Less: imputed interest	(401,359)	(8,318)
Total lease liabilities	$3,089,438	$220,001

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company’s reported income tax expense as of June 30, 2026 and 2025 is lower than the statutory tax rate at 21% primarily due to the valuation allowance established against the net deferred tax assets.

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

NOTE 8 — SUBSEQUENT EVENTS

On August 5, 2026, the Company’s Board of Directors approved an increase in its non-employee director compensation, effective October 1, 2026.

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

The Company ended the second quarter of 2026 with $12.0 million in net revenues, an 18.2% increase compared to $10.2 million in the same period last year. Revenues were driven by growth in our core domestic and international business of 12.4% and 59.1%, respectively, along with a decrease of 35% in our pharma services and clinical trials business.

Gross profit for the second quarter of 2026 was $7.8 million, a 21.2% increase compared to $6.5 million in the same period last year. Gross margin was 65.1% for the three months ended June 30, 2026, an increase from 63.5% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the second quarter of 2026 were $7.2 million, an increase of 6.3%, compared to $6.8 million for the same period last year, driven by an increase of $0.6 million in selling, general, and administrative expenses, and a decrease of $0.1 million in research and development expenses.

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. On February 20, 2026, a US federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain and not expected to have a material impact on the Company’s financial position. Accordingly, the Company has not recorded, nor plans to record, any benefit related to possible tariff refunds at this time.

RESULTS OF OPERATIONS

Three months ended June 30, 2026, compared to June 30, 2025

Net Revenues

The following table summarizes our net revenues for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Change from Prior Year			% of Net Revenues
	2026	2025	$	%		2026	2025
Net Revenues
Domestic Core	$7,979,558	$7,097,285	$882,273	12.4%		66.2%	69.6%
International Core	3,469,558	2,180,111	1,289,447	59.1%		28.8%	21.4%
Total Core	11,449,116	9,277,396	2,171,720	23.4%		95.0%	91.0%
Pharma Services and Clinical Trials	596,304	917,404	(321,100)	(35.0%	)	5.0%	9.0%
Total	$12,045,420	$10,194,800	$1,850,620	18.2%		100.0%	100.0%

Total net revenues increased $1.9 million, or 18.2%, to $12.0 million for the three months ended June 30, 2026, as compared to $10.2 million in the prior year period. Domestic core revenues were $8.0 million, an increase of 12.4% over the prior year period, primarily due to higher pump and consumable volumes, driven by new patient starts and market share gains within new and existing accounts, supported by a strong underlying SCIg market. International core revenues were $3.5 million, an increase of 59.1% over the prior year period, due to higher pump and consumable volumes, driven by distributor purchases supporting pre-filled syringe (PFS) conversions, and new patient starts in established EU markets. Pharma services and clinical trials net revenues were $0.6 million, a decrease of 35% over the prior year period, primarily due to lower clinical trial product revenues related to customer order timing.

Gross Profit

Our gross profit for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
Gross Profit	$7,846,208	$6,475,769	$1,370,439	21.2%
Gross Margin	65.1%	63.5%

Gross profit increased $1.4 million, or 21.2%, to $7.8 million in the three months ended June 30, 2026, as compared to $6.5 million in the prior year period, primarily driven by volume growth. Gross margin increased to 65.1% in the three months ended June 30, 2026, as compared to 63.5% in the prior year period. The increase in gross margin was primarily driven by lower manufacturing costs and higher average selling prices.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
Selling, general and administrative	$5,939,986	$5,384,148	$555,838	10.3%
Research and development	1,069,200	1,194,789	(125,589)	(10.5%	)
Depreciation and amortization	210,031	209,487	544	0.3%
Total Operating Expenses	$7,219,217	$6,788,424	$430,793	6.3%

Selling, general and administrative expenses increased $0.6 million, or 10.3%, to $5.9 million during the three months ended June 30, 2026, as compared to $5.4 million in the prior year period. The increase in selling, general and administrative expenses was primarily driven by increases in compensation and benefits from new hires, and legal fees, partially offset by lower stock compensation, recruiting, and consulting expenses.

Research and development expenses decreased $0.1 million, or 10.5% to $1.1 million during the three months ended June 30, 2026, as compared to $1.2 million in the prior year period, primarily due to lower project spend and timing partially offset by higher compensation expenses for salary and stock compensation related to headcount additions

Depreciation and amortization expense remained flat at $0.2 million during the three months ended June 30, 2026, as compared to $0.2 million in the prior year period.

Net Income

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
Net Income	$252,449	$(206,867)	$459,316	(222.0%	)

Our net income increased $0.5 million in the three months ended June 30, 2026, as compared to the prior year period, primarily driven by an increase in gross profit of $1.4 million from increased revenues, partially offset by operating expense increases of $0.4 million, and other income and losses change of $0.5 million due to an asset disposal.

Six months ended June 30, 2026, compared to June 30, 2025

Net Revenues

The following table summarizes our net revenues for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,		Change from Prior Year		% of Net Revenues
	2026	2025	$	%	2026	2025
Net Revenues
Domestic Core	$15,719,429	$14,025,250	$1,694,179	12.1%	66.0%	70.7%
International Core	6,753,599	4,608,773	2,144,826	46.5%	28.4%	23.2%
Total Core	22,473,028	18,634,023	3,839,005	20.6%	94.4%	94.0%
Pharma Services and Clinical Trials	1,337,016	1,195,852	141,164	11.8%	5.6%	6.0%
Total	$23,810,044	$19,829,875	$3,980,169	20.1%	100.0%	100.0%

Total net revenues increased $4.0 million, or 20.1% to $23.8 million, for the six months ended June 30, 2026, as compared with the same prior year period. Domestic core revenues increased by 12.1% to $15.7 million, primarily due to volume growth in pumps and consumables, driven by new patient starts and market share gains. International core revenues increased by 46.5% to $6.8 million, primarily due to higher pump volumes, driven by prefill patient conversions, new patient starts in existing markets and entry into new geographic markets. Pharma services and clinical trials net revenues increased by $0.1 million, or 11.8% to $1.3 million in the six months ended June 30, 2026, as compared to the prior year period, driven by clinical trial orders and NRE revenue.

Gross Profit

Our gross profit for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
Gross Profit	$15,077,597	$12,522,104	$2,555,493	20.4%
Gross Margin	63.3%	63.1%

Gross profit increased by $2.6 million or 20.4% in the six months ended June 30, 2026, as compared with the same prior year period. The increase in the first half of 2026 was driven by an increase in net revenues of $4.0 million as described above. Gross margin increased to 63.3% in the six months ended June 30, 2026, as compared with 63.1% in the prior year period. The increase in gross margin was primarily driven by lower manufacturing costs, increases in average selling prices, partially offset by tariff related price increases.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
Selling, general and administrative	$12,522,165	$11,343,522	$1,178,643	10.4%
Research and development	2,385,804	2,309,398	76,406	3.3%
Depreciation and amortization	407,561	426,844	(19,283)	(4.5%	)
Total Operating Expenses	$15,315,530	$14,079,764	$1,235,766	8.8%

Selling, general and administrative expenses increased $1.2 million, or 10.4%, during the six months ended June 30, 2026, as compared with the prior year period, primarily due to increases in legal fees and compensation and benefits partially offset by lower consulting expenses.

Research and development expenses increased by $0.08 million, or 3.3% during the six months ended June 30, 2026, as compared with the same prior year period, primarily due to higher compensation and benefit expenses partially offset by lower project expenses.

Depreciation and amortization expense remained flat at $0.4 million in the six months ended June 30, 2026, as compared with $0.4 million in the same prior year period.

Net Loss

	Six Months Ended June 30,				Change from Prior Year
	2026		2025		$	%
Net Loss	$(554,629)		$(1,373,104)		$818,475	(59.6%	)
Stated as a Percentage of Net Revenues	(2.3%	)	(6.9%	)

Our net loss decreased $0.8 million in the six months ended June 30, 2026, as compared with the same prior year period, mostly driven by an increase in gross profit of $2.6 million or 20.4%, partially offset by an increase in operating expenses of $1.2 million or 8.8%, and changes in other income and losses of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $8.3 million as of June 30, 2026.  Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $4.5 million at June 30, 2026, which reflects an increase of $0.8 million from December 31, 2025, due to expected future demand from our customers.

We expect that our cash on hand, cash flows from operations, and as needed, cash available under our credit facility, will be sufficient to meet our requirements at least through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to take on additional debt, raise capital through issuance of equity, or utilize a combination of the above. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to obtain additional equity or debt financing sooner. There can be no assurance that the Company will be able to obtain the financing or raise the capital required to fund operations or planned expansion.

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

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash from/(used in) operating activities	$230,776	$(697,807)
Net cash used in investing activities	$(667,252)	$(475,652)
Net cash used in financing activities	$(148,032)	$(352,772)

Operating Activities

Net cash from operating activities was $0.2 million for the six months ended June 30, 2026, as compared to $(0.7) million in the prior year period. This net cash inflow of $0.2 million was due to a net loss of $0.6 million, working capital uses which netted $1.2 million and included a decrease of accrued expense by $2.0 million reflecting the pay-out of prior-year accrued bonuses, an increase in inventory of $0.8 million, and an increase in other receivables of $0.4 million partially offset by decreases in trade accounts receivable of $0.9 million, increases in accounts payable of $0.6 million, decreases of prepaid expense of $0.3 million, and other increases in payroll accruals and taxes of $0.3 million. Additional offsets to the net loss were non-cash items of $2.0 million including stock based compensation of $1.1 million, depreciation of $0.4 million, and losses on asset disposals of $0.4 million.

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

Investing Activities

Net cash used in investing activities of $0.7 million for the six months ended June 30, 2026, was related to an acquisition of technology assets, capitalized software development costs, and capital expenditure for manufacturing equipment for our next generation pump production line.

Net cash used in investing activities of $0.5 million for the six months ending June 30, 2025, was due to capital expenditures related to purchases of manufacturing equipment for next generation consumable and pump production lines.

Financing Activities

Net cash used in financing activities of $0.1 million for the six months ended June 30, 2026 was for payment for taxes related to net share settlement of equity awards, and for payments on our finance leases.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On May 18, 2026, the Company purchased certain contracts and intellectual property assets from a third-party in exchange for a combination of cash and 125,628 shares of the Company’s common stock, par value $0.01 per share, which shares represented $500,000 of the aggregate purchase price for the assets. The shares were issued to the collateral agent on behalf of the seller’s noteholders, and are subject to an 18-month restriction on transfer. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended, in connection with the issuance.

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

KORU MEDICAL SYSTEMS, INC.

August 5, 2026	/s/ Adam Kalbermatten
Adam Kalbermatten, Chief Executive Officer (Principal Executive Officer)

August 5, 2026	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)