Form 10-Q
period 2026-09-30
KORU Medical Systems, Inc.
filed 2026-11-10
CIK 704440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 10, 2026, 43,375,176 shares of common stock, $0.01 par value per share, were outstanding, which excludes 4,018,526 shares of treasury stock.

KORU MEDICAL SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

KORU MEDICAL SYSTEMS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,364,200	$8,872,212
Accounts receivable, net	6,382,020	5,972,252
Inventory, net	4,691,949	3,678,131
Other receivables	601,294	557,653
Prepaid expenses and other current assets	1,097,918	908,542
TOTAL CURRENT ASSETS	20,137,381	19,988,790
Property and equipment, net	4,004,237	4,471,386
Intangible assets, net of accumulated amortization of $572,949 and $527,949 as of September 30, 2026 and December 31, 2025, respectively	1,683,726	684,841
Capitalized software development costs, net	206,863	—
Operating lease right-of-use assets	2,653,308	2,956,192
Other assets	98,970	98,970
TOTAL ASSETS	$28,784,485	$28,200,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,875,343	$2,267,473
Accrued expenses	3,418,114	4,828,830
Note payable	332,479	—
Other liabilities	18,468	27,722
Accrued payroll and related taxes	578,261	531,972
Finance lease liability	130,257	124,913
Operating lease liability	438,712	413,448
TOTAL CURRENT LIABILITIES	6,791,634	8,194,358
Finance lease liability, net of current portion	51,572	78,675
Operating lease liability, net of current portion	2,546,190	2,879,224
TOTAL LIABILITIES	9,389,396	11,152,257

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 75,000,000 shares authorized, 50,375,678 and 49,790,934 shares issued 46,375,176 and 46,370,432 shares outstanding as of September 30, 2026, and December 31, 2025, respectively	503,757	497,909
Additional paid-in capital	57,650,483	52,449,339
Treasury stock, 4,018,526 and 3,438,526 shares as of September 30, 2026 and December 31, 2025, respectively, at cost	(6,405,793)	(3,882,494)
Accumulated deficit	(32,353,358)	(32,016,832)
TOTAL STOCKHOLDERS’ EQUITY	19,395,089	17,047,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,784,485	$28,200,179

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

NET REVENUES	$11,566,555	$10,402,163	$35,376,599	$30,232,038
Cost of goods sold	4,020,471	4,137,592	12,752,917	11,445,362
Gross Profit	7,546,084	6,264,571	22,623,682	18,786,676

OPERATING EXPENSES
Selling, general and administrative	5,867,903	5,994,661	18,235,907	17,338,183
Research and development	1,281,040	933,107	3,821,004	3,242,505
Depreciation and amortization	210,023	204,482	617,585	631,326
Total Operating Expenses	7,358,966	7,132,250	22,674,496	21,212,014

Net Operating Income /(Loss)	187,118	(867,679)	(50,814)	(2,425,338)

Non-Operating Income/(Expense)
Gain/(Loss) on currency exchange	(11,752)	11,790	(57,246)	61,571
Gain/(Loss) on disposal of fixed assets, net	(1)	—	(406,269)	—
Other income	—	3,206	—	3,205
Interest income, net	60,738	74,567	201,603	226,698
TOTAL OTHER (EXPENSE)/INCOME	48,985	89,563	(261,912)	291,474

INCOME / (LOSS) BEFORE INCOME TAXES	236,103	(778,116)	(312,726)	(2,133,864)

Income Tax Benefit (Expense)	(18,000)	150	(23,800)	(17,206)

NET INCOME/(LOSS)	$218,103	$(777,966)	$(336,526)	$(2,151,070)

NET INCOME / (LOSS) PER SHARE
Basic	$0.00	$(0.02)	$(0.01)	$(0.05)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	46,239,985	46,238,819	46,229,137	46,140,347
Diluted	46,731,836	46,238,819	46,229,137	46,140,347

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(336,526)	$(2,151,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense and warrant expense	2,067,152	1,740,727
Depreciation and amortization	617,585	631,326
Loss on disposal of fixed assets	406,269	—
Loss on write-off of intangible assets	21,890	—
Non-cash leasing charges	(6,007)	—
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	(409,768)	390,139
Decrease/(Increase) in other receivables	(43,641)	38,151
Decrease/(Increase) in inventory	(1,013,818)	(1,608,041)
Decrease/(Increase) in prepaid expenses and other assets	(189,376)	(224,063)
Increase/(Decrease) in accounts payable	(392,131)	222,193
Increase/(Decrease) in accrued payroll and related taxes	46,289	(355,335)
Increase/(Decrease) in other liabilities	(9,255)	(26,377)
Increase/(Decrease) in accrued expenses	(1,410,717)	709,999
NET CASH FLOWS FROM OPERATING ACTIVITIES	(652,054)	(632,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(422,289)	(524,735)
Purchases of intangible assets	(571,804)	(3,400)
Capitalized software development costs	(206,863)	—
NET CASH FLOWS FROM INVESTING ACTIVITIES	(1,200,956)	(528,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	197,600	89,025
Borrowings from insurance finance indebtedness	403,869	406,751
Payments on insurance finance indebtedness	(71,390)	(342,972)
Payments for taxes related to net share settlement of equity awards	(81,059)	(27,536)
Payments on finance lease liability, net of asset	(104,022)	(81,710)
NET CASH FLOWS FROM FINANCING ACTIVITIES	344,998	43,558

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,508,012)	(1,116,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,872,212	9,580,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,364,200	$8,464,019

Supplemental Information
Cash paid during the nine months ended September 30 for:
Interest	$11,714	$36,690
Income Taxes	$23,800	$17,206
Non-cash Financing Activity
During the nine months ended September 30, 2026, the Company acquired an intangible asset for $961,035, of which $500,000 was settled through the issuance of 125,628 shares of common stock

The accompanying notes are an integral part of these financial statements.

KORU MEDICAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2026

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2025	49,790,934	$497,909	$52,449,339	$(32,016,832)	$(3,882,494)	$17,047,922
Issuance of stock-based compensation	142,568	1,426	96,074	—	—	97,500
Compensation expense related to stock options	—	—	254,053	—	—	254,053
Compensation related to restricted stock	—	—	329,957	—	—	329,957
Forfeiture of unvested restricted stock	—	—	1,666,299	—	(1,666,299)	—
Net loss	—	—	—	(807,078)	—	(807,078)
BALANCE, MARCH 31, 2026	49,933,502	$499,335	$54,795,722	$(32,823,910)	$(5,548,793)	$16,922,354

Issuance of stock-based compensation	113,274	1,133	96,367	—	—	97,500
Compensation expense related to stock options	—	—	308,252	—	—	308,252
Compensation related to restricted stock, net of payment for taxes	—	—	(29,038)	—	—	(29,038)
Forfeiture of unvested restricted stock	—	—	857,000	—	(857,000)	—
Restricted shares issued as acquisition consideration	125,628	1,256	498,744	—	—	500,000
Net Income	—	—	—	252,449	—	252,449
BALANCE, JUNE 30, 2026	50,172,404	$501,724	$56,527,047	$(32,571,461)	$(6,405,793)	$18,051,517

Issuance of stock-based compensation	33,274	333	97,167	—	—	97,500
Exercise of stock options	95,000	950	196,650	—	—	197,600
Vesting of restricted stock	75,000	750	(750)	—	—	—
Compensation expense related to stock options	—	—	290,566	—	—	290,566
Compensation related to restricted stock, net of payment for taxes	—	—	539,803	—	—	539,803
Net Income	—	—	—	218,103	—	218,103
BALANCE, September 30, 2026	50,375,678	$503,757	$57,650,483	$(32,353,358)	$(6,405,793)	$19,395,089

Three and Nine Months Ended September 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

BALANCE, DECEMBER 31, 2024	49,377,617	$493,776	$49,581,303	$(29,378,906)	$(3,882,494)	$16,813,679
Issuance of stock-based compensation	183,881	1,839	95,661	—	—	97,500
Compensation expense related to stock options	—	—	359,197	—	—	359,197
Compensation related to restricted stock	—	—	227,860	—	—	227,860
Issuance of warrants	—	—	13,032	—	—	13,032
Net loss	—	—	—	(1,166,237)	—	(1,166,237)
BALANCE, MARCH 31, 2025	49,561,498	$495,615	$50,277,053	$(30,545,143)	$(3,882,494)	$16,345,031

Issuance of stock-based compensation	93,961	940	96,560	—	—	97,500
Compensation expense related to stock options	—	—	147,944	—	—	147,944
Compensation related to restricted stock, net of payment for taxes	—	—	142,766	—	—	142,766
Net loss	—	—	—	(206,867)	—	(206,867)
BALANCE, JUNE 30, 2025	49,655,459	$496,555	$50,664,323	$(30,752,010)	$(3,882,494)	$16,526,374

Issuance of stock-based compensation	25,454	254	97,246	—	—	97,500
Compensation expense related to stock options	—	—	254,697	—	—	254,697
Compensation related to restricted stock, net of payment for taxes	—	—	275,195	—	—	275,195
Proceeds from exercise of employee stock options	32,781	328	88,697	—	—	89,025
Net loss	—	—	—	(777,966)	—	(777,966)
BALANCE, September 30, 2025	49,713,694	$497,137	$51,380,158	$(31,529,976)	$(3,882,494)	$16,464,825

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 the Company held cash and cash-equivalents of $7.4 million.

INTANGIBLE ASSETS

Direct costs associated with obtaining patents are capitalized and amortized over the related legal lives. On May 18, 2026, the Company acquired contracts and intellectual property assets for total consideration of $961,035, including $461,035 of cash and $500,000 represented by 125,628 shares of common stock. The transaction was accounted for as an asset acquisition rather than a business combination.

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

NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income(loss) for basic and diluted earnings per share	$218,103	$(777,966)	$(336,526)	$(2,151,070)
Denominator for basic income per share weighted average shares	46,239,985	46,238,819	46,229,137	46,140,347
Effect of dilutive securities:
Stock options, restricted stock units, and restricted stock awards	491,851	—	—	—
Denominator for diluted income (loss) per share weighted average shares	46,731,836	46,238,819	46,229,137	46,140,347
Basic income (loss) per share	$0.00	$(0.02)	$(0.01)	$(0.05)
Diluted income (loss) per share	$0.00	$(0.02)	$(0.01)	$(0.05)

Approximately 278,506 incremental shares attributable to stock options and 213,345 incremental shares attributable to restricted stock units and restricted stock awards for the three months ended September 30, 2026 were included in the diluted EPS calculation because they were dilutive. Additional potential common shares were excluded from the diluted EPS calculation for the three-month period ended September 30, 2026, including approximately 480,911 weighted-average shares underlying performance-based and market-based PSU awards because the applicable conditions had not been satisfied. Because the Company reported a net loss for the nine months ended September 30, 2026, all potential common shares were anti-dilutive and therefore excluded from the calculation of diluted net loss per share for the period.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Important estimates include but are not limited to asset lives, deferred tax valuation allowances, inventory valuation, expected credit losses, and customer rebate and incentive accruals. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire 2026 fiscal year.

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

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. Contract assets primarily represent revenue earnings over time that are not yet billable based on the terms of the contracts. Contract liabilities (i.e., deferred revenue) consist of fees invoiced or paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria described above. The Company has recognized a contract asset, which is included in other receivables in the accompanying balance sheet, of $563,920 and $319,955 as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes net revenues from our distributors and direct customers by geography for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Domestic	$8,379,202	$6,706,639	$25,214,536	$21,924,544
International	3,187,353	3,695,524	10,162,063	8,307,494
Total	$11,566,555	$10,402,163	$35,376,599	$30,232,038

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces an optional practical expedient that allows entities to assume current economic conditions remain unchanged over the remaining life of current accounts receivable and contract assets when estimating expected credit losses.

The guidance became effective for the Company on January 1, 2026. The Company did not elect the practical expedient and continues to apply its existing credit loss estimation methodology under ASC 326. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

Accounts receivable are recorded at the amount billed to customers, net of an allowance for expected credit losses. Based on the Company's historical collection experience and current customer credit quality, expected credit losses have been immaterial, and no allowance for credit losses has been recorded as of September 30, 2026 or December 31, 2025. The Company continues to monitor customer credit risk and would record an allowance if expected credit losses become material.

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

During the three and nine months ended September 30, 2026, the Company recorded a loss of approximately $21,890 related to the write-off of a patent that no longer provided the expected future economic benefits. The loss was included in selling, general and administrative expenses in the accompanying Statements of Operations. No such losses were recognized during the three and nine months ended September 30, 2025.

RECLASSIFICATIONS

Certain prior-period amounts have been reclassified to conform to the current-period presentation. Specifically, $237,698 of contract assets previously included in accounts receivable, net, was reclassified to other receivables as of December 31, 2025. Certain amounts within changes in operating assets and liabilities in the prior-year statement of cash flows were also reclassified for presentation purposes. These reclassifications had no impact on total assets, net income (loss), or net cash flows from operating activities.

SEGMENT REPORTING

The Company operates as a single reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM assesses performance and allocates resources on the basis of net income, which is the measure of segment profit or loss, and uses this measure in monthly/quarterly budget-versus-actual reviews and in both compensation and capital allocation decisions.

The measure of segment assets regularly provided to the CODM is total assets as reported on the balance sheets.

Significant segment expenses regularly provided to the CODM and included in the measure of segment profit or loss are as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total revenue	$11,566,555	$10,402,163	$35,376,599	$30,232,038
Less:
Cost of goods sold	4,020,471	4,137,592	12,752,917	11,445,362
Selling, general and administrative expenses	5,867,903	5,994,661	18,235,907	17,338,183
Research and development expenses	1,281,040	933,107	3,821,004	3,242,505
Depreciation and amortization	210,023	204,482	617,585	631,326
Operating income (loss)	187,118	(867,679)	(50,814)	(2,425,338)
Other segment items (1)	30,985	89,713	(285,712)	274,268
Net income (loss)	$218,103	$(777,966)	$(336,526)	$(2,151,070)

__________

(1)	Other segment items include foreign currency exchange gains and losses, gains and losses on disposal of fixed assets, net interest income, and income taxes, as presented in the accompanying Statements of Operations. Positive amounts represent net income, while amounts in parentheses represent net expenses.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2026	December 31, 2025

Furniture and office equipment	$1,549,029	$1,407,636
Leasehold improvements	2,171,556	1,959,045
Manufacturing equipment and tooling	4,899,649	5,171,898
Total property and equipment	8,620,234	8,538,579
Less: accumulated depreciation and amortization	(4,615,997)	(4,067,193)
Property and equipment, net	$4,004,237	$4,471,386

NOTE 3 — STOCK-BASED COMPENSATION

The Company maintains three equity incentive plans: the 2015 Stock Option Plan, as amended (the "2015 Plan"), the 2021 Omnibus Equity Incentive Plan (the "2021 Plan"), and the 2024 Omnibus Equity Incentive Plan (the "2024 Plan"). All equity awards issued to employees, consultants, and non-employee directors on or after May 9, 2024, are issued from the 2024 Plan. The Company has also issued restricted stock and stock options as employment inducement awards outside of these plans to certain executive officers.

The 2015 Plan provides for the grant of incentive stock options and nonqualified stock options. As of September 30, 2026, there were 1,808,000 shares reserved for outstanding awards under the 2015 Plan.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights, and/or other equity-based awards to employees, consultants and directors. As of September 30, 2026, there were 100,000 shares reserved for outstanding awards under the 2021 Plan.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, restricted stock awards, restricted stock units, performance share units, stock appreciation rights and/or other equity-based awards to employees, consultants and directors. Awards previously made under the 2015 Plan and the 2021 Plan that are forfeited or cancelled after May 9, 2024 will be available for issuance under the 2024 Plan. As of September 30, 2026, there were 2,454,148 shares reserved for outstanding awards and 4,012,197 shares available for issuance under the 2024 Plan.

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

Restricted stock units ("RSUs") and performance share units ("PSUs") are equity classified and measured at their grant-date fair value in accordance with ASC 718. The fair value of market-based PSUs reflects the applicable market conditions.

Shares of stock granted for non-employee director fees are recorded at the fair value of the shares at the grant date.

Effective July 1, 2026, in connection with his appointment as Chief Executive Officer, the Company granted Adam Kalbermatten a performance share unit ("PSU") award under the 2024 Plan with a stated target grant value of $1.25 million, representing 284,091 target PSUs. The award consists of 213,068 PSUs subject to revenue-based performance conditions (75%) and 71,023 PSUs subject to market capitalization-based performance conditions (25%). Vesting is subject to the achievement of specified performance targets. The accounting grant-date fair value of the award was approximately $1.1 million, determined in accordance with ASC 718.

Time-Vesting Stock Options

The following table summarizes the status of the time-vested stock options outstanding at September 30, 2026:

	Shares	Weighted Average Exercise Price

Outstanding at January 1	3,614,245	$3.48
Granted	156,857	$3.95
Exercised	(95,000)	$2.08
Forfeited	(81,272)	$2.73
Outstanding at September 30	3,594,830	$3.54
Options exercisable at September 30	2,177,335	$3.34

During the nine months ended September 30, 2026, 95,000 time-vested nonqualified stock options issued under the 2015 Plan were exercised at an exercise price of $2.08 per share, resulting in aggregate exercise proceeds of $197,600. The aggregate intrinsic value of the options exercised was $102,543.

Total stock-based compensation expense related to time-vested stock options was $290,566 and $254,697 for the three months ended September 30, 2026 and 2025, respectively, and $852,871 and $775,966 for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents information pertaining to time-vested stock options outstanding at September 30, 2026:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.08 - $4.06	3,121,318	6.4 years	$3.32	2,177,335	$3.34
$4.35 - $5.70	473,512	9.4 years	$5.01	—	$—
Total	3,594,830	6.8 years	$3.54	2,177,335	$3.34

As of September 30, 2026, there was $3,078,136 of total unrecognized compensation cost related to unvested share-based stock compensation awards granted under the Plans. That cost is expected to be recognized over a weighted-average period of 24 months.

Restricted Stock Awards, RSUs, and PSUs

The following table summarizes the activities for our unvested restricted stock awards, RSUs, and PSUs for the nine months ended September 30, 2026.

	Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1	1,722,147	$2.99
Granted	1,006,807	$4.38
Vested	(317,348)	$2.58
Forfeited/canceled	(560,565)	$3.31
Unvested at September 30	1,851,041	$3.76

During the nine months ended September 30, 2026, 580,000 shares of restricted stock originally issued to the Company's former CEO as part of her new hire inducement award were forfeited and returned to treasury. These shares represent previously issued restricted stock returned to treasury, whereas the forfeiture/cancellation activity presented in the table above reflects changes in unvested restricted stock awards, RSUs, and PSUs across all award holders.

Total stock-based compensation expense for restricted stock awards, RSUs, and PSUs, included in operating expense in the accompanying statement of operations was $539,803 and $921,781 for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, there was $5,481,096 of unrecognized compensation cost related to unvested employee restricted stock awards, RSUs, and PSUs. This amount is expected to be recognized over a weighted-average period of 28 months.

NOTE 4 — DEBT OBLIGATIONS

On March 8, 2024, the Company entered into a loan and security agreement with a large domestic banking institution, as lender, providing for a $5,000,000 revolving credit facility and a $5,000,000 term loan facility. Borrowings are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. On March 30, 2026 the loan and security agreement was amended to extend the maturity of the $5,000,000 revolver from December 31, 2026 to March 30, 2028, and extends the interest-only period of the $5,000,000 term loan from September 30, 2026 to June 30, 2027 with a possible further extension to December 31, 2027 upon the achievement of certain EBITDA milestones as set forth therein. The term loan maturity has been extended from December 1, 2028 to December 1, 2029. The amendment lowers the interest rate floor to 5.50% from 6.50% for the revolver and the term loan. The amendment removes the adjusted quick ratio covenant for both the term loan and the revolver. The adjusted quick ratio covenant for the revolver has been replaced with a remaining months liquidity covenant of at least twelve months, to be tested monthly beginning the first month the revolver is drawn on; provided, however, the Company will be in compliance if trailing three (3) month average Adjusted EBITDA (as defined in the revolver) is positive. As of September 30, 2026, the Company's revolving credit facility remained undrawn.

On August 7, 2026, the Company entered into a commercial insurance premium finance and security agreement with AON Premium Finance, LLC to finance $403,869 of its annual insurance premiums. The agreement carries an annual percentage rate of 7.49% and requires 11 monthly payments of approximately $38,105, with the final payment scheduled for June 2027. The agreement is secured by the Company's rights to unearned premiums under the related insurance policies. As of September 30, 2026, the outstanding principal balance was $332,479, which is included in Note payable in the accompanying Balance Sheets.

NOTE 5 — LEASES

We have finance and operating leases for our corporate office, vehicles, and certain office and computer equipment.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating lease cost	$133,495	$130,785	$400,484	$388,372
Short-term lease cost	—	—	—	6,086
Total lease cost	$133,495	$130,785	$400,484	$394,458

Finance lease cost:
Amortization of right-of-use assets	$36,547	$28,896	$102,569	$86,689
Interest on lease liabilities	2,163	3,674	6,895	12,249
Total finance lease cost	$38,710	$32,570	$109,464	$98,938

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$403,881	$392,871
Financing cash flows from finance leases	$104,022	$98,578
ROU assets obtained in exchange for new finance lease liabilities	$82,383	$—

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases	5.84 Years	6.57 Years
Finance leases	1.58 Years	1.67 Years

Weighted Average Discount Rate
Operating leases	4.10%	4.13%
Finance leases	4.49%	4.74%

Maturities of lease liabilities are as follows:

Year Ended December 31,	Operating Leases	Finance Leases
Remainder of 2026	$135,448	$40,335
2027	554,475	104,096
2028	557,286	36,079
2029	553,759	7,475
2030	568,217	—
Thereafter	986,164	—
Total undiscounted lease payments	3,355,349	187,985
Less: imputed interest	(370,447)	(6,156)
Total lease liabilities	$2,984,902	$181,829

NOTE 6 — INCOME TAXES

For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to fiscal year-to-date pretax loss, excluding unusual or infrequently occurring discrete items. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. The Company’s reported income tax expense as of September 30, 2026 and 2025 is lower than the statutory tax rate at 21% primarily due to the valuation allowance established against the net deferred tax assets. Income tax expense for the three and nine months ended September 30, 2026 primarily consisted of state income taxes. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

The Company ended the third quarter of 2026 with $11.6 million in net revenues; an 11.2% increase compared to $10.4 million in the same period last year. Revenues were driven by growth in our core domestic business of 31.6%, partially offset by decreases of 16.5% in our core international business and 27.4% in our pharma services and clinical trials business.

Gross profit for the third quarter of 2026 was $7.5 million; a 20.5% increase compared to $6.3 million in the same period last year. Gross margin was 65.2% for the three months ended September 30, 2026, an increase from 60.2% in the prior year period. We define gross margin as gross profit stated as a percentage of net revenues.

Operating expenses for the third quarter of 2026 were $7.4 million, an increase of 3.2% compared to $7.1 million for the same period last year, driven by an increase of $0.3 million in research and development expenses, partially offset by a decrease of $0.1 million in selling, general, and administrative expenses.

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. On February 20, 2026, a U.S. federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain and not expected to have a material impact on the Company's full year financial position. During the three months ended September 30, 2026, the Company received tariff-related refunds of approximately $89 thousand from certain vendors in connection with previously incurred tariff-related costs, which were recorded as a reduction of cost of sales in the period received, resulting in a favorable impact to gross margin for the period. The Company continues to evaluate potential additional refunds and rebates; however, the amount and timing of any future refunds remain uncertain.

RESULTS OF OPERATIONS

Three months ended September 30, 2026, compared to September 30, 2025

Net Revenues

The following table summarizes our net revenues for the three months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Change from Prior Year			% of Net Revenues
	2026	2025	$	%		2026	2025
Net Revenues
Domestic Core	$8,058,131	$6,122,365	$1,935,766	31.6%		69.6%	58.9%
International Core	3,084,050	3,695,524	(611,474)	(16.5%	)	26.7%	35.5%
Total Core	11,142,181	9,817,889	1,324,292	13.5%		96.3%	94.4%
Pharma Services and Clinical Trials	424,374	584,274	(159,900)	(27.4%	)	3.7%	5.6%
Total	$11,566,555	$10,402,163	$1,164,392	11.2%		100%	100%

Total net revenues increased $1.2 million, or 11.2%, to $11.6 million for the three months ended September 30, 2026, as compared to $10.4 million in the prior year period.

Domestic core revenues were $8.1 million, an increase of $1.9 million, or 31.6%, compared to the prior-year period. Approximately $1.2 million of the increase reflected lower orders from a U.S. distributor in the third quarter of 2025, when the distributor purchased a portion of its KORU products through one of our international distributors and reduced its inventory levels. The remaining increase was primarily driven by higher pump and consumable volumes, new patient starts, and market share gains within existing accounts.

International core revenues were $3.1 million, a decrease of 16.5% compared to the prior-year period. The decrease primarily reflected a higher prior-year comparison base, which included shipments to a distributor in a strategic market in anticipation of demand associated with conversions from vials to prefilled products, as well as purchases by an international distributor for subsequent resale in the U.S. The decrease was partially offset by growth in new patient starts within existing international markets.

As discussed above, purchases through the international distributor for resale in the U.S. affected the geographic mix of Core revenues in the prior-year period and, consequently, the year-over-year comparisons of Domestic and International Core revenues.

Pharma services and clinical trials net revenues were $0.4 million, a decrease of 27.4% compared to the prior-year period, primarily reflecting lower purchases of products for use in a customer's clinical trial program.

Gross Profit

Our gross profit for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
Gross Profit	$7,546,084	$6,264,571	$1,281,513	20.5%
Gross Margin	65.2%	60.2%

Gross profit increased $1.3 million, or 20.5%, to $7.5 million for the three months ended September 30, 2026, as compared to $6.3 million in the prior year period, primarily driven by volume growth. Gross margin increased to 65.2% for the three months ended September 30, 2026, as compared to 60.2% in the prior year period, primarily driven by lower manufacturing costs, higher average selling prices from our geographical customer mix and lower tariff costs driven by tariff related rebates.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
Selling, general and administrative	$5,867,903	$5,994,661	$(126,758)	(2.1%	)
Research and development	1,281,040	933,107	347,933	37.3%
Depreciation and amortization	210,023	204,482	5,541	2.7%
Total Operating Expenses	$7,358,966	$7,132,250	$226,716	3.2%

Selling, general and administrative expenses decreased $0.1 million, or 2.1%, to $5.9 million during the three months ended September 30, 2026, as compared to $6.0 million in the prior year period. The decrease in selling, general and administrative expenses was primarily driven by lower commission expenses and legal fees, partially offset by higher stock compensation and consulting expenses.

Research and development expenses increased $0.3 million, or 37.3% to $1.3 million during the three months ended September 30, 2026, as compared to $0.9 million in the prior year period. The increase was primarily due to higher salary and stock compensation related to headcount additions, including employees added in connection with our technology asset acquisition, partially offset by lower project spend and the non-recurrence of severance expense in the prior year period.

Depreciation and amortization expense remained flat at $0.2 million during the three months ended September 30, 2026, as compared to $0.2 million in the prior year period.

Net Income

	Three Months Ended September 30,			Change from Prior Year
	2026	2025		$	%
Net Income	$218,103	$(777,966)		$996,069	N/M
Stated as a Percentage of Net Revenues	1.9%	(7.5%	)

Our net income increased $1.0 million in the three months ended September 30, 2026, as compared to the prior year period, primarily driven by an increase in gross profit of $1.3 million from increased revenues, partially offset by operating expense increases of $0.2 million, and other income and losses change of $0.1 million due to an asset disposal.

Nine months ended September 30, 2026, compared to September 30, 2025

Net Revenues

The following table summarizes our net revenues for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,		Change from Prior Year			% of Net Revenues
	2026	2025	$	%		2026	2025
Net Revenues
Domestic Core	$23,777,561	$20,147,615	$3,629,946	18.0%		67.2%	66.6%
International Core	9,837,649	8,304,297	1,533,352	18.5%		27.8%	27.5%
Total Core	33,615,210	28,451,912	5,163,298	18.1%		95.0%	94.1%
Pharma Services and Clinical Trials	1,761,389	1,780,126	(18,737)	(1.1%	)	5.0%	5.9%
Total	$35,376,599	$30,232,038	$5,144,561	17.0%		100%	100%

Total net revenues increased $5.1 million, or 17.0%, to $35.4 million for the nine months ended September 30, 2026, as compared to $30.2 million in the prior year period.

Domestic core revenues were $23.8 million, an increase of 18.0% over the prior year period, primarily due to higher pump and consumable volumes, driven by new patient starts and market share gains. The prior year period was also adversely impacted by approximately $1.2 million in the third quarter of 2025, as described above, which did not recur in the current year period.

International core revenues were $9.8 million, an increase of 18.5% over the prior year period, primarily due to higher pump volumes, driven by prefilled conversions, new patient starts in existing markets and entry into new geographic markets, partially offset by the non-recurrence of approximately $1.2 million of revenues in the third quarter of 2025, as described above.

Pharma services and clinical trials net revenues were $1.8 million, relatively flat with a decrease of 1.1% over the prior year period.

Gross Profit

Our gross profit for the nine months ended September 30, 2026, and 2025 is as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
Gross Profit	$22,623,682	$18,786,676	$3,837,006	20.4%
Gross Margin	64.0%	62.1%

Gross profit increased $3.8 million, or 20.4%, to $22.6 million for the nine months ended September 30, 2026, as compared to $18.8 million in the prior year period, primarily driven by an increase in net revenues of $5.1 million, as described above. Gross margin increased to 64.0% for the nine months ended September 30, 2026, as compared to 62.1% in the prior year period, primarily driven by lower manufacturing costs and higher average selling prices.

Operating Expenses

Our selling, general and administrative, research and development and depreciation and amortization expenses for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
Selling, general and administrative	$18,235,907	$17,338,183	$897,724	5.2%
Research and development	3,821,004	3,242,505	578,499	17.8%
Depreciation and amortization	617,585	631,326	(13,741)	(2.2%	)
Total Operating Expenses	$22,674,496	$21,212,014	$1,462,482	6.9%

Selling, general and administrative expenses increased $0.9 million, or 5.2%, during the nine months ended September 30, 2026, as compared with the prior year period, primarily due to increases in compensation and benefits and legal fees partially offset by lower accrued compensation expenses.

Research and development expenses increased by $0.6 million, or 17.8% during the nine months ended September 30, 2026, as compared with the same prior year period, primarily due to higher compensation and benefit expenses from new headcount additions partially offset by lower project expenses.

Depreciation and amortization expense remained flat at $0.6 million in the nine months ended September 30, 2026, as compared with $0.6 million in the same prior year period.

Net Loss

	Nine Months Ended September 30,				Change from Prior Year
	2026		2025		$	%
Net Loss	$(336,526)		$(2,151,070)		$1,814,544	(84.4%	)
Stated as a Percentage of Net Revenues	(1.0%	)	(7.1%	)

Our net loss decreased $1.8 million in the nine months ended September 30, 2026, as compared with the same prior year period, mostly driven by an increase in gross profit of $3.8 million or 20.4%, partially offset by an increase in operating expenses of $1.5 million or 6.9%, and an increase in other losses of $0.6 million primarily driven by a loss on asset disposal and foreign currency exchange rate losses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is our cash on hand of $7.4 million as of September 30, 2026. Our principal source of operating cash inflows is from sales of our products and NRE. Our principal cash outflows relate to the purchase and production of inventory, funding of research and development, and selling, general and administrative expenses. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we are continuing to invest in research and development and manufacturing equipment.

Our inventory position was $4.7 million at September 30, 2026, which reflects an increase of $1.0 million from December 31, 2025, due to expected future demand from our customers.

We expect that our cash on hand, cash flows from operations, and as needed, cash available under our credit facility, will be sufficient to meet our requirements through the next twelve months. Continued execution on our longer-term strategic plan may require the Company to take on additional debt, raise capital through issuance of equity, or utilize a combination of the above. Our future capital requirements may vary from those currently planned and will depend on many factors, including our rate of sales growth, the timing and extent of spending on various strategic initiatives including research and development, our international expansion, the timing of new product introductions, market acceptance of our solutions, and overall economic conditions including inflation and the potential impact of global supply imbalances on the global financial markets. To the extent that current and anticipated future sources of liquidity are or are expected to be insufficient to fund our future business activities and requirements, we may be required to obtain additional equity or debt financing sooner. There can be no assurance that the Company will be able to obtain the financing or raise the capital required to fund operations or planned expansion.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash from/(used in) operating activities	$(652,054)	$(632,351)
Net cash used in investing activities	$(1,200,956)	$(528,135)
Net cash used in financing activities	$344,998	$43,558

Operating Activities

This net cash usage of $0.7 million was primarily driven by a net loss of $0.3 million and $3.4 million in net cash outflows from changes in working capital, primarily reflecting a $1.4 million decrease in accrued expenses due to the payment of prior-year accrued bonuses in the second quarter of 2026, a $1.0 million increase in inventory, a $0.4 million increase in trade accounts receivable, a $0.4 million decrease in accounts payable, and a $0.2 million increase in prepaid expenses.

Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2025, as compared to $1.3 million in the prior year period. This net cash usage of $0.6 million was primarily due to the net loss of $2.2 million, working capital increases of $0.9 million, consisting of increases in inventory of $1.6 million, and an increase in prepaid expenses of $0.2 million partially offset by decrease in accounts receivable and contract assets of $0.4 million, an increase in accounts payable of $0.2 million, and an increase in accrued expenses of $0.4 million. Additional offsets to the net loss were non-cash items including stock-based compensation expense of $1.7 million, and depreciation and amortization expense of $0.6 million.

Investing Activities

Net cash used in investing activities of $(1.2) million for the nine months ended September 30, 2026, was related to the acquisition of a technology assets, capital expenditures for manufacturing equipment for our next generation pump production line, capitalized software development costs, and technology patents.

Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2025, was due to capital expenditures related to purchases of manufacturing equipment for our new consumable and pump production lines.

Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2026. The increase was primarily due to higher proceeds from the exercise of employee stock options of $0.2 million and proceeds from borrowings under our insurance premium financing arrangement of $0.4 million, partially offset by repayments under the insurance premium financing arrangement of $0.1 million, taxes related to the net share settlement of equity awards of $0.1 million, and payments on our finance lease liabilities of $0.1 million.

Net cash provided from financing activities of $0.04 million for the nine months ended September 30, 2025 was primarily due to cash receipts related to the exercise of employee stock options, mostly offset by payments on our note payable for insurance premium financing.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to our Form 8-K filed with the SEC on May 17, 2023).

3.2	Amended and Restated By-laws (incorporated by reference to our Form 8-K filed with the SEC on February 11, 2026).

3.3	Amendment No. 1 to Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on August 14, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORU MEDICAL SYSTEMS, INC.

November 10, 2026	/s/ Adam Kalbermatten
Adam Kalbermatten, Chief Executive Officer (Principal Executive Officer)

November 10, 2026	/s/ Thomas Adams
Thomas Adams, Chief Financial Officer and Treasurer (Principal Financial Officer)